Form 10-Q
period 1996-03-30
MONACO COACH CORP /DE/
filed 1996-05-14
CIK 910619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the period ended:    March 30, 1996
                         --------------

                                        or

[   ] Transition Report Pursuant to Section 13, or 15(d) of the Securities
          Exchange Act of 1934

For the period from ______________ to _______________

Commission File Number:  0-222-56
                         --------

                            MONACO COACH CORPORATION

            Delaware                                 35-1880244
    (State of Incorporation)                     (I.R.S. Employer
                                                 Identification No.)

                          91320 Coburg Industrial Way
                             Coburg, Oregon 97408
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (541) 686-8011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   x    NO
    ----      ----

     The number of shares outstanding of common stock, $.01 par value, as of
March 30, 1996:     4,418,407

This document consists of ___ pages.  The index to exhibits appears at page 2.

                            MONACO COACH CORPORATION

                                   FORM 10-Q

                                 MARCH 30, 1996

                                      INDEX

                                                                     PAGE
PART I - FINANCIAL INFORMATION                                     REFERENCE
- - ------------------------------                                     ---------
     Condensed Consolidated Balance Sheets as of                        3
       March 30, 1996 and December 30, 1995

     Condensed Consolidated Statements of Income                        4
       for the quarter ended March 30, 1996 and
       April 1, 1995

     Condensed Consolidated Statements of Cash                          5
       Flows for the quarter ended March 30,
       1996 and April 1, 1995

     Notes to Condensed Consolidated Financial Statements             6 - 9

     Management's Discussion and Analysis of Financial               10 - 12
       Conditions and Results of Operations

PART II - OTHER INFORMATION

     Other Information                                                 13

     Signatures                                                        14


                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            MONACO COACH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (UNAUDITED; DOLLARS IN THOUSANDS)


                                               MARCH 30       DECEMBER 30
                                                 1996             1995
                                               --------       -----------

ASSETS

Current assets:
   Cash                                          $   635
   Trade receivables                              21,307           $ 7,071
   Inventories                                    71,861            19,591
   Prepaid expenses                                  867               447
   Deferred tax asset                              4,624               575
   Assets held for sale                            6,122
                                                 -------           -------
        Total current assets                     105,416            27,684

Property, plant and equipment, net                33,428            21,587
Debt issuance costs, net of accumulated
   amortization of $40                             1,984
Goodwill, net of accumulated amortization
   of $1,595 and $1,466, respectively             23,197            19,231
                                                --------           -------
        Total assets                            $164,025           $68,502
                                                 -------           -------
                                                 -------           -------

LIABILITIES

Current liabilities:
   Book overdraft                                                  $    516
   Notes payable                                 $36,795              9,845
   Current portion of long-term notes payable      1,151              2,000
   Accounts payable                               28,349              8,459
   Accrued expenses and other liabilities         18,885              2,848
   Income tax payable                                393                221
   Deferred tax liability                          1,860
                                                 -------            -------
        Total current liabilities                 87,433             23,889

Deferred income                                      200                200
Notes payable, less current portion               31,164              5,000
Deferred tax liability                             3,756              1,483
                                                 -------            -------

                                                 122,553             30,572
                                                 -------            -------

Redeemable Preferred Stock                         2,872

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 20,000,000
  shares authorized, 4,418,407 shares
  (4,410,889 shares at December 10, 1995)
  issued and outstanding                              44                 44
Additional paid-in capital                        25,339             25,303
Retained earnings                                 13,217             12,583
                                                 -------            -------

        Total stockholders' equity                38,600             37,930
                                                 -------            -------

        Total liabilities and stockholders'
           equity                               $164,025            $68,502
                                                --------            -------
                                                --------            -------


See accompanying notes.

                            MONACO COACH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    QUARTER ENDED
                                               -----------------------
                                               MARCH 30        APRIL 1
                                                 1996           1995
                                               --------       ---------

Net sales                                       $61,964         $38,015
Cost of sales                                    55,237          32,673
                                               --------       ---------
     Gross profit                                 6,727           5,342

Selling, general and administrative expenses      4,650           2,469
Management fees                                      18              18
Amortization of goodwill                            129             129
                                               --------       ---------
     Operating income                             1,930           2,726

Other expenses (income), net                         (7)
Interest expense                                    863               1
                                               --------       ---------
     Income before income taxes                   1,074           2,725

Provision for income taxes                          440           1,063
                                               --------       ---------
     Net income                                $    634        $  1,662
                                               --------       ---------
                                               --------       ---------

Earnings per common share                        $.14             $.37
                                                 ----             ----
                                                 ----             ----

Weighted average shares outstanding            4,540,236      4,479,444
                                               ---------      ---------
                                               ---------      ---------

See accompanying notes.

                            MONACO COACH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED; DOLLARS IN THOUSANDS)


                                                    QUARTER ENDED
                                               -----------------------
                                               MARCH 30        APRIL 1
                                                 1996           1995
                                               --------       ---------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:          $    634       $   1,662
  Net income
  Adjustments to reconcile net income to
       net cash generated (used) by operating
       activities:
    Depreciation and amortization                   566             237
    Deferred income taxes                            84              84
    Changes in working capital accounts, net
         of effect of business acquisition:
      Receivables                                (4,637)         (3,894)
      Inventories                                 8,592          (2,177)
      Prepaid expenses                             (84)            (292)
      Accounts payable                            3,880           2,185
      Accrued expenses and other current
         liabilities                              1,129            (242)
      Income tax payable                            172             947
      Deferred income                                               200
                                               --------       ---------
       Net cash generated (used) by
          operating activities                   10,336          (1,290)
                                               --------       ---------

Cash flows used by investing activities:
   Payment for business acquisition             (40,222)
   Additions to property, plant and equipment      (329)         (4,051)
                                               --------       ---------
       Net cash used by investing activities    (40,551)         (4,051)
                                               --------        ---------

Cash flows from financing activities:
   Book overdraft                                  (516)          1,348
   Borrowings on lines of credit, net             5,837
   Issuance of common stock                          37               24
   Issuance of preferred stock, net of
      issuance costs                              2,872
   Payments on floor financing, net                (356)
   Payments on long-term note                    (7,000)
   Borrowings on subordinated note               12,000
   Borrowings on long-term notes, net of
      issuance costs                             17,976            3,735
                                               --------        ---------
       Net cash generated by financing
          activities                             30,850            5,107
                                               --------        ---------
Net increase (decrease) in cash                     635             (234)
Cash at beginning of period                           0              234
                                               --------        ---------
Cash at end of period                          $    635        $       0
                                               --------        ---------
                                               --------        ---------

SUPPLEMENTAL DISCLOSURE
   Amount of capitalized interest                    34              111


See accompanying notes.

                            MONACO COACH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The interim financial statements have been prepared my Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 30, 1996 and the results of operations and cash flows of the Company for the quarter ended March 30, 1996. The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 30, 1995.

2.   HOLIDAY ACQUISITIONS

     In January 1996, the company entered into an agreement (the "Agreement") to acquire certain assets of the Holiday Rambler Recreational Vehicle Manufacturing Division ("Holiday Rambler") and certain assets of the Holiday World retail division ("Holiday World"), of Harley-Davidson, Inc. The acquisition was consummated March 4, 1996.

     The purchase price is based upon the net book value of purchased assets less liabilities assumed for Holiday Rambler and Holiday World. In accordance with provisions of the Agreement the purchase price is subject to post closing adjustments pending completion of a Closing Statement setting forth the book value of assets less the assumed liabilities. Therefore, the final purchase price has not been agreed upon and the following information is subject to change based on final negotiations.

     The allocation of the final purchase price is subject to reallocation. The retail facilities are expected to be sold within twelve months of the acquisition. The estimated fair value of the retail property and equipment is reflected as assets held for sale. The purchase price allocation will be adjusted by any difference between the estimated fair values and gains or losses on the sale of the retail store facilities and such gains or losses will not be reflected in the results of operations. The operations of the Holiday World retail stores are included in the operating results as the activities are not clearly distinguishable from other continuing operations. Included in the Condensed, Consolidated Statements of Income for March 30, 1996 is $9.6 million of net sales from the Holiday World retail stores. In addition, appraisals for equipment have been made on preliminary estimates based on liquidating values. Management expects fair market appraisals based on intended use will increase the equipment amount and reduce the goodwill amount listed below.

     The following table sets for the preliminary estimated sources and uses of funds in connection with the acquisition of Holiday Rambler and Holiday
     World:


                                               (in thousands)
Sources:
     Preferred stock                             $      3,000
     Subordinated debt                                 12,000
     Cash and proceeds from obtaining debt             27,374
                                                  -----------
                                                  $    42,374
                                                  -----------
                                                  -----------
Uses
     Purchase price                                $    8,350
     Transactions expense                               2,000
     Debt issuance Cost                                 2,024
                                                  -----------
                                                    $  42,374
                                                  -----------
                                                  -----------

                             MONACO COACH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. HOLIDAY ACQUISITION (continued)

   The aggregate purchase price of $40,222,000, including transaction expenses, net of $128,000 charged to equity, has been allocated on the basis of fair value of assets acquired (no cash acquired) and liabilities assumed. The purchase price was allocated as follows:



                               (IN THOUSANDS)
     Receivables               $      9,598
     Inventories                     60,862
     Property and equipment          11,875
     Prepaids and other assets          336
     Assets held for sale             6,157
     Goodwill                         4,096
     Notes payable                  (21,784)
     Accounts payable               (16,010)
     Accrued liabilities            (14,908)
                                    -------
                                $   $40,222
                                    -------
                                    -------


The Company authorized 100,000 shares of Series A Convertible Preferred Stock at $.01 par value. The Company issued 65,217 shares in connection with the acquisition. Shares of the Series A Convertible Preferred Stock may be redeemed by its holders at established dates at the stated value of $46 per share plus any accrued but unpaid dividends.

Commencing March 4, 1996, results of operation of Holdiay Rambler and Holiday World are included in the condensed consolidated statement of income for the quarter ended March 30, 1996. The following unaudited pro forma summary presents information as if the
acquisition of Holiday Rambler and Holiday World had occurred at the beginning of each quarter. The pro forma information is provided for information purposes only. It is based on historical information and includes adjustments for interest expense that would have been incurred to finance the purchase, depreciation charges related to acquired asset values and amortization of intangibles. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.


                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                     QUARTER ENDED
                                     -------------
                                  MARCH 30,     APRIL 1,
                                  1996          1995
                                  ----------------------
     Net sales                   115,766        101,463
     Net loss                       (733)          (265)
     Earnings loss per common share (.16)          (.06)


3. INVENTORIES


   Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows;

                                  (IN THOUSANDS)
                               MARCH 30    DECEMBER 30
                                 1996         1995
                               --------    -----------
     Raw materials             $ 19,170    $     8,069
     Work-in-process             15,127         10,136
     Finished coaches            17,564          1,386
                               --------    -----------
                               $ 71,861    $    19,591
                               --------    -----------


4. GOODWILL

   Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The goodwill arising from the acquisition of the assets and operations of the Company's predecessor in March 1993 is being amortized on a straight-line basis over 40 years, and at March 30, 1996 the unamortized amount was $19.1 million. The goodwill arising from the acquisition of Holiday Rambler and Holiday World is being amortized on a straight-line basis over 20 years. Management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

                            MONACO COACH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. NOTES PAYABLE

   In connection with the acquisition of Holiday Rambler and Holiday World, on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45,000,000, with interest payable monthly at varying rates based on the Company's interest coverage ratio. There were outstanding borrowings of approximately $15,682,000 at March 30, 1996. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The newly acquired Holiday World subsidiary has various loans outstanding to finance retail inventory at the dealerships which amounted to approximately $21,113,000 at March 30, 1996 and which bear interest at various rates based on the Prime Rate and are secured by the assets of the subsidiary.

6. LONG-TERM BORROWINGS

   The Company has a term loan of $20,000,000 outstanding as of March 30, 1996 which was obtained in connection with the acquisition of Holiday Rambler and Holiday World. The term loan bears interest at various rates based on the Company's interest coverage ratio. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company. The Holiday World retail dealership subsidiary has a subordinated note outstanding of $12,000,000 that is to be paid from the net proceeds of the sale of the retail dealerships. The note bears interest at the prime Rate less 0.5% and is due and payable in full on March 4, 1999. The subsidiary also has a mortgage on one of the stores with a balance of approximately $315,000.

7. INCOME TAXES

   The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" (SFAS No. 109). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Deferred tax expense represents the change in deferred tax asset/liability balance. A valuation allowance is established for deferred tax assets if their realization is not likely.

8. NET INCOME PER COMMON SHARE

   Income per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and convertible preferred stock. Common shares issued and options granted by the Company are considered outstanding for the period presented, using the treasury stock method. The weighted average number of common shares used in the computation of net income per common share are as follows:


                                                    QUARTER ENDED
                                                -----------------------
                                                MARCH 30,      APRIL 1,
                                                  1996           1995
                                                ----------     ---------
     Issued and outstanding (weighted average)   4,414,254     4,404,561
     Stock options                                  60,020        74,883
     Convertible preferred stock                    65,962
                                                ----------     ---------
                                                 4,540,236     4,479,444
                                                ----------     ---------
                                                ----------     ---------

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

   REPURCHASE AGREEMENTS

   Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. The Company does not finance dealer purchases. However, most dealers are financed on a "floor plan" basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles. Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that for up to 18 months after a unit is shipped the Company will repurchase a dealer's inventory in the event of default by a dealer to its lender.

   The Company's liability under repurchase agreements is limited to the unpaid balance owed to the lending institution by reason of its extending credit to the dealer to purchase its vehicles. The Company does not anticipate any significant losses will be incurred under these agreements in the foreseeable future.

   LITIGATION

   The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance or, otherwise the Company has recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not be significant.

   INTERNAL REVENUE SERVICE AUDIT

   The Internal Revenue Service is currently conducting an examination of the Company's 1993 federal tax return. The outcome of the Internal Revenue Service audit is incomplete at the present time. The Company has accrued what it believes to be a reasonable amount for settlement and expects that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

Item 2.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those set forth under the caption "--FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS."

GENERAL

Monaco Coach Corporation ("Monaco" or the "Company") is the successor to a company formed in 1968, the assets and operations of which were acquired by the Company on March 5, 1993 (the "Acquisition"). The predecessor's management and the manufacturing of its "high-line" motor coaches were largely unaffected by the Acquisition. However, the Company's quarters ended March 30, 1996 and April 1, 1995 both contain Acquisition related expenses, consisting primarily of the amortization of acquired goodwill.

On March 4, 1996, the Company acquired from Harley-Davidson, Inc. ("Harley") substantially all of the assets of Harley's Holiday Rambler RV Division ("Holiday Rambler") a manufacturer of mid-range and high-line motor coaches and towable RVs, in exchange for $22,350,000 in cash, 65,217 shares of the Company's Series A Preferred Stock, and the assumption of a significant portion of the liabilities of the Holiday Rambler RV Division. The acquisition was accounted for using the purchase method of accounting. The Company is currently in the process of integrating Holiday Rambler into its existing business.

Also on March 4, 1996, MCC Acquisition Corporation, a wholly owned subsidiary of the Company (the "Subsidiary"), acquired the assets of Harley's Holiday World Division ("Holiday World") a group of 10 retail RV dealerships located in California, Texas, Florida, Oregon, Indiana, Washington, and New Mexico, in exchange for $1 million in cash, a $12 million subordinated note, and the assumption of a significant portion of the libilities of Holiday World. The acquisition was accounted for using the purchase method of accounting. The Subsidiary intends to sell all 10 of the RV dealerships and is in the process of identifying potential buyers for them.

The respective purchase price for Holiday Rambler and Holiday World is based upon the net book value of purchased assets less liabilities for each of Holiday Rambler and Holiday World, and each of the respective purchase prices is subject to adjustment pending completion of closing statements setting forth the book value of the acquired assets less assumed liabilities. Accordingly, the final purchase price for each of Holiday Rambler and Holiday World has not yet been agreed upon and therefore the following information is subject to change pending final determination of the respective purchase prices.

Beginning on March 4, 1996, the operations of Holiday Rambler and Holiday
World were incorporated into the Company's condensed consolidated balance sheet, statement of income and cash flows.

RESULTS OF OPERATIONS

MARCH 30, 1996 COMPARED TO APRIL 1, 1995

Net sales increased to $62.0 million in the first quarter of 1996 compared to $38.0 million for the same period last year. The addition of the sales of Holiday Rambler and Holiday World commencing on March 4, 1996 contributed $17.9 million and $9.6 million, respectively, to the total net sales for the quarter. On a comparative basis. Monaco's net sales, excluding Holiday Rambler, were $34.4 million, down 9% from last year. The Dynasty, Signature, and Executive models posted unit sale decreases of 20.3%, 30.8%, and 50% respectively, in the first quarter over the same period last year, while Windsor unit sales rose 24.6%. Holiday Rambler's unit sales for the entire quarter were down 8.5% this year versus the same period last year with motor coaches being up 22.9% and towables declining 29.7%. Overall the Company's average selling price per units for its traditional high-line models was up 3.5%. Holiday Ramblers average selling price per unit in the first quarter of 1996 was up approximately 20% reflecting a shift in the mix from towables to motor coaches. The Company expects its overall selling price per unit in future periods will drop significantly due to the inclusion of a substantial number of less expensive Holiday Rambler units in the equation.

Gross profit for the first quarter of 1996 increased by $1.4 million to $6.7 million and decreased as a percentage of net sales to 10.9% from 14.1% in the year earlier period.

Part of the reduction in gross margin
in 1996 was due to the Company's expensing of $645,000, representing a portion of a $1.7 million write-up to fair value of Holiday Rambler and Holiday World inventory recorded in connection with the acquisition. Without that expense, the Company's gross margin would have been 11.9% of net sales. The remainder of the decline was due to a shift in the Company's sales mix towards lower margin Dynasty and Windsor models and to the addition of Holiday Rambler's mix of units which includes lower margin towable products. Monaco's traditional high-line models had a combined gross margin of 12.4%, an increase of 0.5% over the fourth quarter of 1995.
Excluding the $645,000 inventory write-up to fair value expense, Holiday Rambler had an overall gross margin of 11.3% on its March sales. The Company will expense the remainder of the write-up to fair value of Holiday Rambler inventory created by the acquisition, approximately $1.1 million, in the second quarter of 1996. Not including the expensing of the inventory write-up, the Company's objective for the remainder of 1996 is a modest improvement in gross margins, primarily from purchasing and manufacturing synergy evolving from the acquisition of Holiday Rambler.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

A greater than anticipated shift from the Company's higher margin units to its lower margin models would hinder these efforts, as would unexpected manufacturing difficulties..

Operating expenses increased by $2.2 million, to $4.7 million and increased as a percentage of net sales to 7.6% from 6.5% in the year earlier period. The increase was primarily attributable to the addition of Holiday Rambler which had operating expenses of 8.8% of net sales while Monaco's traditional high-lime business was basically flat, on a percentage basis, at 6.6% of net sales. Holiday Rambler has traditionally spent more as a percentage of sales on operating expenses than Monaco and one of the Company's objectives is to reduce Holiday Rambler's level of spending on a percentage basis. Despite these efforts, the combined Company's operating expense level as a percentage of sales is expected to remain higher than last year.

Amortization of goodwill arising from the Acquisition was $129,000 in the first quarter of 1996, the same as for the year earlier period. At March 30, 1996, goodwill arising from the Acquisition, net of accumulated amortization, was $19.1 million, which is currently being amortized on a straight-line basis over 40 years. Goodwill of $4.09 million was created as a result of the purchase of Holiday Rambler and Holiday World and will be amortized over a period of 20 years. Goodwill amortization, a non-cash expense, will continue to adversely affect the Company's results of operations.

Operating income for the first quarter of 1996 was $19 million, a $796,000 decrease versus the comparable 1995 period. The Company's lower gross margin and higher operating expenses as a percentage of sales were responsible for decline in operating income as a percentage of net sales from 7.2% in the first quarter of 1995 to 3.1% in 1996.

Net interest expense increased significantly from $790 in the first quarter of 1995 to $863,000 in the comparable 1996 period. The Company capitalized approximately $34,000 of interest in the first quarter of 1996 due to the acquisition of Holiday Rambler and Holiday World, compared to $111,000 of first quarter 1995 interest which was capitalized due to the construction of the Company's new Oregon facility. The Company's 1996 interest expense includes approximately $209,000 of floor plan interest expense relating to the Holiday World retail stores. The Company expects that, due to the acquisition of Holiday Rambler and Holiday World and the debt related to the now completed Oregon facility, interest payments and interest expense will continue to be higher in 1996 than in 1995.

The Company's net income of $634,000 in the first quarter of 1996 was approximately $1.0 million lower than that reported for the comparable year earlier period with the decline attributable to the substantial increase in sales being more than offset by the reduction in gross margin, higher operating expenses, and higher interest expense.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     GENERAL

     The Company may from time to time make oral forward-looking statements which involve risks and uncertainties. The following are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

     ACQUISITION OF HOLIDAY RAMBLER

     The Company acquired Holiday Rambler in March 1996. The anticipated benefits of this acquisition may not be achieved unless Monaco successfully integrates Holiday Rambler into Monaco's operations. Holiday Rambler incurred a net loss from operations of approximately $13.4 million for 1995, and unless Monaco is able to reduce the operating expenses of Holiday Rambler substantially from historical expense levels, the acquisition could have a material adverse affect on the financial condition and results of operations of Monaco. The process of integration may result in unforseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of Monaco's business. This may cause an interruption, or a loss, of momentum in the ongoing activities of Monaco, which in turn would have a material adverse affect on Monaco's operating results and financial condition. Moreover, the acquisition involves a number of additional risks, such as the assimilation of the operations and personnel of the acquired business, the incorporation of acquired products into Monaco's existing product line, adverse short-term effects on reported operating results, the amortization of acquired assets, the loss of key employees of Holiday Rambler as a result of the acquisition, and the difficulty of integrating disparate corporate cultures and presenting a unified corporate image. Accordingly, there can be no assurance that the anticipated benefits of this acquisition will be realized or that the acquisition of Holiday Rambler will not materially adversely affect Monaco's operating results and financial condition.

     CYCLICALITY

     The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles in general and motor coaches in particular declined in each of 1990 and 1991 as compared with the prior year. While unit sales of high-line motor coaches have increased each year since 1989, no assurance can be given that the high-line motor coach segment of the RV industry will not experience cyclical contractions in the future. In addition, as a result of the acquisition of Holiday Rambler, the Company now has a much broader range of RV products and will likely be more susceptible to RV industry cyclicality than in the past. Factors affecting cyclicality in the RV industry include prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence. In particular, interest rates rose significantly in 1994 and while recent interest rates have not materially adversely affected the Company's business, no assurances can be given that future increases will not have an adverse effect on Company sales and profits.

     POSSIBLE EXCESS MANUFACTURING CAPACITY

     The Company significantly expanded its manufacturing capacity in 1995, both at its Indiana facility, which produces Dynasty and Windsor models, and at its new Oregon facility. The Company incurred significant fixed expenses in 1994 and 1995 as a result of this expansion. The Company's operating results could be materially and adversely affected in 1996 if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels.

     FLUCTUATIONS OF GROSS MARGINS

     The Company's gross margin fluctuates from period to period, depending upon the mix of coaches sold and the Company's ability to utilize its manufacturing resources efficiently. The gross margin on Windsor sales is generally lower than on Dynasty sales, which in turn is generally lower than on Executive and Signature sales. In addition, Holiday Rambler's products generally have lower gross margins than those of Monaco, and have similar differences in gross margin between models. Accordingly, the Company anticipates that as sales of its lower gross margin units increase as a percentage of the Company's overall sales, its overall gross margin will decline.

     FLUCTUATIONS OF OPERATING RESULTS

     The Company's sales and operating results may fluctuate significantly from period to period due to factors such as the addition or loss of dealers, the mix of coaches sold, the ability to utilize manufacturing resources efficiently, the timing of trade shows and rallies, the introduction and consumer acceptance of new models by the Company and its competitors, and factors affecting the RV industry as a whole described above. The Company does not believe that purely seasonal factors have had a significant impact on the Company's net sales or operating results to date. However, with the broader range of RV products now offered, as a result of the acquisition of Holiday Rambler, seasonal factors could have a significant impact in the future. Additionally, because of the relatively high selling prices of the Company's motor coaches, a small variation in the number of coaches sold in any quarter can have a significant effect on sales and operating results for that quarter.

     ENVIRONMENTAL REGULATION

     In connection with due diligence activities associated with the financing for the acquisition of Holiday Rambler and Holiday World, the Company discovered a ground water contaminant at Monaco's Elkhart, Indiana facility. Moreover, in connection with the acquisitions, the Company assumed the environmental liabilities of the businesses acquired, subject to certain indemnification from Harley for such liabilities. The Company is in the process of performing additional environmental testing at its Elkhart facility, at Holiday Rambler's facility in Wakarusa and at three Holiday World stores in Florida, Texas and California. In connection with the acquisition financing, the Company covenanted with its lenders that, if any remediation is required, the Company will commence such remediation no later than September 1996. Based on its investigations to date, management of the Company believes that the costs of any remediation activities which may be required at these sites, net of Harley's indemnification obligations, will not have a material adverse effect on the Company's business, financial condition or results of operations. Nevertheless, there can be no assurances that the Company will not discover additional environmental problems or that the cost of the expected remediation activities will not exceed the Company's estimates.

     RISKS OF LITIGATION

     The Company is regularly subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the RV industry. In addition, as a result of the acquisition of Holiday Rambler, the Company assumed the liabilities of Holiday Rambler, including product liability and warranty claims. The Company does not believe that the outcome of the pending litigation, net of insurance coverage, will have a material adverse affect on the business, financial condition or results of operations of the Company. However, due to the inherent uncertainties associated with such litigation, there can be no assurance that such litigation will not have a material adverse affect on the business, financial condition or results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, the operations of the Company generated net cash of $10.3 million. Net income and the adjustment of non-cash expenses such as depreciation and amortization generated $1.2 million and the balance was generated by a reduction in inventories and increases in accounts payable and other liabilities more than offsetting an increase in accounts receivable.

The Company made capital expenditures of $329,000 during the first quarter of 1996 primarily for completion of expansion-related activities started in 1995. The Company expanded both its Indiana and Oregon facilities during 1995 and while substantially completed in 1995 some expenditures carried over to the first quarter of 1996.

The Company's principal working capital requirements are purchases of inventory and, to a lesser extent, financing of accounts receivable. The Company's dealers typically finance RV purchases under floor plan arrangement with third parties as described below. At March 30, 1996, the Company had working capital of approximately $18 million, and increase of $14.2 million from working capital of $3.8 million at December 30, 1995. The increase was largely due to the addition of Holiday Rambler's current assets and the Company's use primarily of long-term debt financing and preferred stock rather than short-term credit facilities to finance the purchase of Holiday Rambler and Holiday World.

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. In connection with the acquisition of Holiday Rambler and Holiday

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

World, on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting of a term loan of $20 million (the "Term Loan") and a revolving line of credit of up to $45 million (the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of [i] an annual payment on April 30 of each year, beginning April 30, 1997, of seventy-five percent (75%) of the Company's excess cash flow for the then most recently ended fiscal year, [ii] subsequent to repayment by the Subsidiary of the $12 million note issued in conjunction with the purchase of the Holiday World retail stores, a payment, within two days of the sale of any store, of the net cash proceeds received by the Subsidiary from such sale. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. The Term Loan and Revolving Loans are secured by a security interest in all of the assets of the Company and include various restrictions and financial covenants. As of March 30, 1996, $20 million was outstanding under the Term Loan and $15.7 million was outstanding under the Revolving Loans. The Subsidiary has a subordinated note outstanding to Harley for $12 million that is to be repaid from the net proceeds of he sale of the retail locations. The subordinated note bears interest at the Prime Rate less 0.5% and is due and payable in full on March 4, 1999. The note requires quarterly interest payments of $30,000 as well as certain mandatory prepayments. The mandatory prepayments consist of (i) an annual payment on April 30 of each year, beginning on April 30, 1997, of a portion of the Subsidiary's excess cash flow for the most recently ended fiscal year, and
(i) a payment, within two days of the sale of any store, of the net cash proceeds received by the Subsidiary from such sale. The Subsidiary also has various loans outstanding to finance retail inventory at the dealerships which amounted to $21.1 million at March 30, 1996 and which bear interest at various rates based on the prime rate and are secured by the assets of the Subsidiary. The Subsidiary also has a mortgage on one of the stores with a balance of approximately $315,000.

The Company believes that cash flow anticipated from its operations and funds available under its credit facilities will be sufficient to meet the Company's working capital requirements for the next 12 months. Capital expenditures for 1996 are anticipated to approximate $5 million of which an estimated $3 million will be used to fund construction of a new manufacturing facility for Holiday Rambler. This new facility is expected to be completed in 1997 at a total cost of approximately $7 million. The Company may, however, require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations or the operations of Holiday Rambler to address greater than anticipated growth in the market for its products. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the motor coach industry, many of the Company's retail dealers, including the Subsidiary, utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchase of the Company's coaches. Under the terms of these floor plan arrangements, institutional lenders customarily require the coach manufacturer to agree to repurchase any unsold coaches if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's obligations under these repurchase agreements vary from period to period. At March 30, 1996, approximately $128 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements, with approximately 6% concentrated with one dealer. If the Company were obligated to repurchase a significant number of coaches under any repurchase agreement its operating results and financial condition could be adversely affected.

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits
     27.1 - Financial Data Schedule

(b) Reports on Form 8-K

A Current Report on Form 8-K dated March 4, 1996 (the "Report":) was filed during the quarter ending March 30, 1996, pursuant to Item 2 of that form, in connection with the Company's acquisition of Holiday Rambler and Holiday World. Pursuant to 7(a), the Report included the following financial statements:

     1.   Report of Independent Accountants
     2. Audited Combined Balance Sheets of the acquired business as of December 31, 1995 and December, 1994.
     3. Audited Combined Statements of Operations and Deficiency in Net Assets of the acquired business for the year ended December 31, 1995, 1994 and 1993.
     4. Audited Combined Statements of Cash Flows of the acquired business for the year ended December 31, 1995, 1994 and 1993.
     5.   Notes to Combined Financial Statements.
     6. Schedule of Combining Balance Sheets of the acquired business as of December 31, 1995.
     7. Schedule of Combining Balance Sheets of the Holiday World Division as of December 31, 1995.
     8. Schedule of Combining Statements of Operations for the year ended December 31, 1995.
     9. Schedule of Combining Statement of Operations of the Holiday World Division for the year ended December 31, 1995.
     10.  Schedule of Combining Statement of Cash Flows for the year ended
          December 31,   1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MONACO COACH CORPORATION



                                         /s/ John W. Nepute
Dated: -----------------------           -------------------------
                                         John W. Nepute
                                         Vice President of Finance and
                                         Chief Financial Officer (Duly
                                         Authorized Officer and Principal
                                         Officer)