Form 10-Q
period 1996-06-30
MONACO COACH CORP /DE/
filed 1996-08-13
CIK 910619

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


                            FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  June 29, 1996
                       -------------
                                or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period from _________________ to ________________


Commission File Number:  0-22256
                         -------


                     MONACO COACH CORPORATION

                                                          35-1880244
                  Delaware                             (I.R.S. Employer
         (State of Incorporation)                     Identification No.)

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

YES       X         NO
   ---------------     -------------

         The number of shares outstanding of common stock, $.01 par value, as of June 29, 1996: 4,420,022

                               MONACO COACH CORPORATION

                                      FORM 10-Q

                                    JUNE 29, 1996

                                        INDEX


                                                                   PAGE
PART I - FINANCIAL INFORMATION                                   REFERENCE
- -------------------------------                                  ---------
         Condensed Consolidated Balance Sheets as of                   3
              June 29, 1996 and December 30, 1995.

         Condensed Consolidated Statements of Income                   4
              for the quarter ended June 29, 1996 and
              July 1, 1995 and for the six months ended
              June  29, 1996 and July 1, 1995.

         Condensed Consolidated Statements of Cash                     5
              Flows for the six months ended June 29, 1996 and July 1, 1995.

         Notes to Condensed Consolidated Financial Statements        6 - 10

         Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                   11 - 16


PART II - OTHER INFORMATION
- ---------------------------
         Other Information                                              17

         Signatures                                                     18

                     MONACO COACH CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                  JUNE 29,         DECEMBER 30,
                                                                    1996               1995
                                                                  --------         ------------
ASSETS
Current assets:
   Cash                                                           $    1,748
   Trade receivables                                                  20,706         $    7,071
   Inventories                                                        53,374             19,591
   Prepaid expenses                                                    1,125                447
   Deferred tax asset                                                  4,624                575
   Notes receivable                                                    2,124
   Assets held for sale                                                2,561
                                                                  ----------          ---------
            Total current assets                                      86,262             27,684
Property, plant and equipment, net                                    33,103             21,587
Notes receivable                                                       1,436
Debt issuance costs, net of accumulated amortization of $120           1,922
Goodwill, net of accumulated amortization of $1,775
     and $1,466, respectively                                         20,565             19,231
                                                                  ----------          ---------
            Total assets                                        $    143,288         $   68,502
                                                                  ----------          ---------
                                                                  ----------          ---------
LIABILITIES
Current liabilities:
   Book overdraft                                                                     $     516
   Notes payable                                                 $    19,534              9,845
   Current portion of long-term notes payable                          1,125              2,000
   Accounts payable                                                   24,707              8,459
   Accrued expenses and other liabilities                             19,974              2,848
   Income tax payable                                                     93                221
   Deferred tax liability                                              1,860                  0
                                                                  ----------          ---------
            Total current liabilities                                 67,293             23,889

Deferred income                                                          200                200
Notes payable, less current portion                                   29,858              5,000
Deferred tax liability                                                 3,840              1,483
                                                                  ----------          ---------
                                                                     101,191             30,572
                                                                  ----------          ---------
Redeemable preferred stock, redemption value $3,050
     at June 29,1996                                                   2,682
                                                                  ----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares
     authorized, 4,420,022 shares (4,410,889 shares
     at December 30, 1995) issued and outstanding                         44                 44
Additional paid-in capital                                            25,345             25,303
Retained earnings                                                     14,026             12,583
                                                                  ----------          ---------
            Total stockholders' equity                                39,415             37,930
                                                                  ----------          ---------
            Total liabilities and stockholders' equity          $    143,288        $    68,502
                                                                  ----------          ---------
                                                                  ----------          ---------

See accompanying notes.                                                     3

                                   MONACO COACH CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       QUARTER ENDED                            SIX MONTHS ENDED
                                                -------------------------------     ------------------------------------
                                                JUNE 29, 1996      JULY 1, 1995       JUNE 29, 1996         JULY 1, 1995
                                                -------------      ------------      ---------------        ------------
Net sales                                       $    106,729        $    35,081         $    168,694        $    73,096
Cost of sales                                         94,321             30,431              149,558             63,104
                                                -------------      -------------     ---------------        -----------
            Gross profit                              12,408              4,650               19,136              9,992

Selling, general and administrative expenses           9,277              1,871               13,927              4,340
Management fees                                           18                 18                   36                 36
Amortization of goodwill                                 179                129                  309                259
                                                -------------      -------------     ---------------        -----------
            Operating income                           2,934              2,632                4,864              5,357

Other expenses (income), net                              11                (20)                   3                (20)
Interest expense                                       1,362                 32                2,226                 32
                                                -------------      -------------     ---------------        -----------
            Income before income taxes                 1,561              2,620                2,635              5,345

Provision for income taxes                               670              1,014                1,110              2,077
                                                -------------      -------------     ---------------        -----------
            Net income                              $    891         $    1,606           $    1,525         $    3,268

Preferred stock dividends                                 38                                      50
Accretion of redeemable preferred stock                   25                                      33
                                                -------------      -------------     ---------------        -----------
            Income attributable to primary
                 earnings per share                 $    828         $    1,606           $    1,442         $    3,268
                                                -------------      -------------     ---------------        -----------
                                                -------------      -------------     ---------------        -----------

Earnings per common share:
            Primary                                    $ .19                                   $ .32
            Fully Diluted                              $ .19               $ .36               $ .33               $ .73

Weighted average shares outstanding:
            Primary                                4,472,357                                4,469,130
            Fully Diluted                          4,703,043            4,480,136           4,621,549           4,479,790

See accompanying notes.                                                     4

                                      MONACO COACH CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited: dollars in thousands)

                                                                       SIX MONTHS ENDED
                                                            -------------------------------------------
                                                            JUNE 29,  1996                JULY 1,  1995
                                                            --------------                -------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                               $    1,525                    $    3,268
   Adjustments to reconcile net income to net cash
        generated (used) by operating activities:
      Depreciation and amortization                              1,489                           500
      Deferred income taxes                                        168                           168
      Changes in working capital accounts, net of effect
               of business acquisition and sale of retail
               stores:
         Receivables                                            (4,457)                       (3,414)
         Inventories                                            13,659                        (4,476)
         Prepaid expenses                                         (342)                         (405)
         Accounts payable                                          873                         2,511
         Accrued expenses and other current liabilities          3,305                          (104)
         Income tax payable                                       (128)                           37
         Deferred income                                             0                           200
                                                              --------                       --------
            Net cash generated (used) by operating activities   16,092                        (1,715)
                                                              --------                       --------

Cash flows used by investing activities:
   Payment for business acquisition, less gain from sale of
       retail stores                                           (37,758)
   Notes receivable obtained from the sale of retail stores     (2,500)
   Proceeds from sale of retail stores, net of closing costs     5,713
   Additions to property, plant and equipment                     (726)                       (8,047)
                                                              --------                       --------
           Net cash used by investing activities               (35,271)                       (8,047)
                                                              --------                       --------

Cash flows from financing activities:
   Book overdraft                                                 (516)                          305
   Borrowings (payments) on lines of credit, net                (3,968)                        1,690
   Issuance of common stock                                         42                            33
   Issuance of preferred stock, net of issuance costs            2,599
   Advances on floor financing, net                              1,089
   Payments on long-term note                                   (7,000)
   Borrowings on subordinated note                              12,000
   Payments on subordinated note                                (1,277)
   Borrowings on long-term notes, net of issuance costs         17,958                         7,500
                                                              --------                       --------
            Net cash generated by financing activities          20,927                         9,528
                                                              --------                       --------

Net increase (decrease) in cash                                  1,748                          (234)
Cash at beginning of period                                          0                           234
                                                              --------                       --------
Cash at end of period                                       $    1,748                        $    0
                                                              --------                       --------
                                                              --------                       --------
SUPPLEMENTAL DISCLOSURE
    Amount of capitalized interest                                 136                           290

See accompanying notes.                                                     5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The interim financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 29, 1996 and the results of operations and cash flows of the Company for the quarter and six months ended June 29, 1996. The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 30, 1995.

2.    HOLIDAY ACQUISITION

In January 1996, the Company entered into an agreement (the "Agreement") to acquire certain assets of the Holiday Rambler Recreational Vehicle Manufacturing Division ("Holiday Rambler") and certain assets of the Holiday World Retail Division ("Holiday World") of Harley-Davidson, Inc.
("Harley-Davidson").  The acquisition was consummated on March 4, 1996.

The purchase price is based upon the net book value of purchased assets less liabilities assumed for Holiday Rambler and Holiday World. In accordance with the provisions of the Agreement, the purchase price is subject to post-closing adjustments pending completion of a Closing Statement setting forth the book value of assets less the assumed liabilities. The Company and Harley-Davidson are presently in the process of preparing the final Closing Statement. Therefore, the final purchase price has not been agreed upon and the following information is subject to change based on the final closing statement.

The allocation of the final purchase price is subject to reallocation. The retail facilities are expected to be sold within 12 months of the acquisition. The estimated fair value of the retail property and equipment is reflected as assets held for sale. The purchase price allocation will be adjusted by any difference between the estimated fair values and gains or losses on the sale of the retail store facilities, and such gains or losses will not be reflected in the results of operations. The operations of the Holiday World retail stores are included in the operating results as the activities are not clearly distinguishable from other continuing operations. Net sales from the Holiday World retail stores included in the Condensed Consolidated Statements of Income for the quarter and six months ended June 29, 1996 is $10.3 million and $16.3 million respectively. The purchase price previously reported was allocated using preliminary estimates. The purchase price and allocations of the purchase price have been adjusted to reflect clarifications of the purchase agreement and final appraisals of equipment
which were previously only estimates based on liquidation values.   The
purchase price was also adjusted by the gain from the sale of 3 of the Holiday World retail stores during the quarter ended June 29, 1996. Management expects the sale of the remaining 7 retail stores will also adjust the purchase price.

The following table sets forth the preliminary estimated sources and uses of funds in connection with the acquisition of Holiday Rambler and Holiday World:

                                                             (IN THOUSANDS)
  Sources:
       Preferred stock, carrying value                       $     2,599
       Subordinated debt                                          12,000
       Cash and proceeds from obtaining debt                      26,332
                                                             -----------
                                                                  40,931
       Less gain on sale of retail stores                          1,131
                                                             -----------
                                                             $    39,800
                                                             -----------
                                                             -----------
  Uses:
       Purchase price                                        $    35,758
       Transaction expense                                         2,000
       Debt issuance Cost                                          2,042
                                                             -----------
                                                             $    39,800
                                                             -----------
                                                             -----------

The aggregate purchase price of $37,758,000, including transaction expenses, has been allocated on the basis of the fair value of assets acquired (no cash acquired) and liabilities assumed. The purchase price was allocated as follows:

                                   (in thousands)

  Receivables                        $     9,592
  Inventories                             60,862
  Property and equipment                  11,850
  Prepaids and other assets                  336
  Assets held for sale                     6,097
  Goodwill                                 1,643
  Notes payable                          (21,784)
  Accounts payable                       (16,010)
  Accrued liabilities                    (14,828)
                                     -----------
                                     $    37,758
                                     -----------
                                     -----------

The Company authorized 100,000 shares of Series A Convertible Preferred Stock at $.01 par value. The Company issued 65,217 shares in connection with the acquisition. Shares of the Series A Convertible Preferred Stock may be redeemed by its holders at established dates at the stated value of $46 per share plus any accrued but unpaid dividends.

Commencing March 4, 1996, results of operations of Holiday Rambler and Holiday World are included in the Condensed Consolidated Statement of Income for the six months ended June 29, 1996. The following unaudited pro forma summary presents information as if the acquisition of Holiday Rambler and Holiday World had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and includes adjustments for interest expense that would have been incurred to finance the purchase, depreciation charges related to acquired asset values and amortization of intangibles. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          SIX MONTHS ENDED
                                   -------------------------------
                                   JUNE 29,  1996    JULY 1,  1995
                                   --------------    -------------
  Net sales                         $    222,495      $    222,678
  Net income (loss)                          158            (1,535)
  Earnings (loss) per common share          0.03              0.33

3.    INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

                                    (IN THOUSANDS)
                              JUNE 29,          DECEMBER 30,
                                1996                1995
                            -----------         -----------
  Raw materials             $    15,405         $    8,069
  Work-in-process                14,640             10,136
  Finished coaches               23,329              1,386
                            -----------         -----------
                            $    53,374         $   19,591
                            -----------         -----------
                            -----------         -----------

4.    GOODWILL

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at June 29, 1996, the unamortized amount was $19.0 million. The goodwill arising from the acquisition of Holiday Rambler and Holiday World is being amortized on a straight-line basis over 20 years. Management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

5.    NOTES PAYABLE

In connection with the acquisition of Holiday Rambler and Holiday World on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45,000,000, with interest payable monthly at varying rates based on the Company's interest coverage ratio. There were outstanding borrowings of approximately $5,877,000 at June 29, 1996. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company.
 The newly acquired Holiday World subsidiary has various loans outstanding to finance retail inventory at the dealerships which amounted to approximately $13,657,000 at June 29, 1996 and which bear interest at various rates based on the Prime Rate and are secured by the assets of the subsidiary.

6.    LONG-TERM BORROWINGS

The Company has a term loan of $20,000,000 outstanding as of June 29, 1996 which was obtained in connection with the acquisition of Holiday Rambler and Holiday World. The term loan bears interest at various rates based on the Company's interest coverage ratio. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company. The Holiday World retail dealership subsidiary has a subordinated note outstanding of approximately $10,723,000 that is to be paid from the net proceeds of the sale of the retail dealerships. The note bears interest at the Prime Rate less 0.5% and is due and payable in full on March 4, 1999. The subsidiary also has a mortgage on one of the stores with a balance of approximately $260,000.

7.    INCOME TAXES

The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS No. 109). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Deferred tax expense represents the change in deferred tax asset/liability balance. A valuation allowance is established for deferred tax assets if their realization is not likely.

8.    REDEEMABLE PREFERRED STOCK

The redeemable preferred stock was recorded at fair value on the date of issuance less issuance costs. The excess of redemption value over the carrying value is being accreted by period charges over the maturity of the issue. The accretion amount is charged to retained earnings. For the the six months ended June 29, 1996, the accretion charges were $33,000.

The accrual of preferred stock dividends was $50,000 for the six months ended June 29, 1996, which was included in the carrying amount of preferred stock and charged to retained earnings.

The holder of the preferred stock may require the Company to redeem the holder's outstanding shares as follows:

                                   (IN THOUSANDS)

  March 4, 1998                      $    1,000
  March 4, 1999                           1,500
  March 4, 2000                             500
                                     ----------
                                     $    3,000
                                     ----------
                                     ----------

In addition, the preferred stockholders may accelerate their redemption rights upon the occurrence of certain events, such as a secondary offering of the company's common stock or dispositions of substantially all of the Company's assets. The redemption value is 100% of issue price plus any accumulated dividends.

9.    NET INCOME PER COMMON SHARE

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

                                                         SIX MONTHS ENDED          SIX MONTHS ENDED
                                               -------------------------------     -----------------
                                               JUNE 29, 1996     JUNE 29, 1996       JULY 1, 1995
                                                  Primary        Fully Diluted       Fully Diluted
                                               --------------    -------------       -------------
  Issued and outstanding (weighted average)        4,416,751      4,416,751             4,405,638
  Stock options                                       52,379         56,473                74,498
  Convertible preferred stock                                       148,325
                                               --------------    -------------       -------------
                                                   4,469,130      4,621,549             4,480,136
                                               --------------    -------------       -------------
                                               --------------    -------------       -------------

10.    COMMITMENTS AND CONTINGENCIES

REPURCHASE AGREEMENTS

Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. The Company does not finance dealer purchases. However, most dealers are financed on a "floor plan" basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles.
 Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that, for up to 18 months after a unit is shipped, the Company will repurchase a dealer's inventory in the event of default by a dealer to its lender.

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

                       MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those set forth under the caption "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS".

GENERAL

Monaco Coach Corporation (the "Company") is the successor to a company formed in 1968, the assets and operations of which were acquired by the Company on March 5, 1993 (the "Acquisition"). The predecessor's management and the manufacturing of its "high-line" motor coaches were largely unaffected by the Acquisition. However, the Company's quarters and six-months ended June 29, 1996 and July 1, 1995 both contain Acquisition related expenses, consisting primarily of the amortization of acquired goodwill.

On March 4, 1996, the Company acquired from Harley-Davidson, Inc. ("Harley") substantially all of the assets of Harley's Holiday Rambler RV Division, a manufacturer of mid-range and high-line motor coaches and towable RVs, in exchange for $22,350,000 in cash, 65,217 shares of the Company's Series A Preferred Stock, and the assumption of a significant portion of the liabilities of the Holiday Rambler RV Division. The acquisition was accounted for using the purchase method of accounting.

Also on March 4, 1996, MCC Acquisition Corporation, a wholly owned subsidiary of the Company (the "Subsidiary"), acquired certain of the assets of Harley's Holiday World Division, consisting of a group of 10 retail RV dealerships located in California, Texas, Florida, Oregon, Indiana, Washington, and New Mexico, in exchange for $1 million in cash, a $12 million subordinated promissory note, and the assumption of a significant portion of the liabilities of the Holiday World Division. The acquisition was accounted for using the purchase method of accounting. The Subsidiary intends to sell all of the RV dealerships within 12 months of the acquisition and had sold three of the dealerships by the end of the second quarter.

The respective purchase price for Holiday Rambler and Holiday World is based upon the net book value of purchased assets less liabilities for each of Holiday Rambler and Holiday World, and each of the respective purchase prices is subject to adjustment pending completion of Closing Statements setting forth the book value of the acquired assets less assumed liabilities. The Company and Harley are currently in the process of preparing the final Closing Statements. Accordingly, the final purchase price for each of Holiday Rambler and Holiday World has not yet been agreed upon and therefore the following information is subject to change pending final determination of the respective purchase prices.

Beginning on March 4, 1996, the operations of the Holiday Rambler RV Division and the Holiday World retail stores (collectively "Holiday Rambler") were incorporated into the Company's consolidated balance sheet, statement of income and cash flows. The Company's quarter and six-months ended June 29, 1996 contain expenses related to the purchase of Holiday Rambler, primarily the expensing of an inventory write-up to fair value, and the amortization of debt issuance costs and Holiday Rambler goodwill.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 29, 1996 COMPARED TO QUARTER ENDED JULY 1, 1995

Net sales increased to $106.7 million in the second quarter of 1996 compared to $35.1 million for the same period last year. Sales of newly acquired Holiday Rambler were responsible for the increase, with the stores contributing incremental revenue of $10.3 million. On a pro-forma basis, motorized products wholesale sales were down slightly, 1.1%, from the second quarter of 1995, while towable sales were down 23.7%. Reflecting the acquisition of Holiday Rambler, Monaco's unit sales expanded seven fold from 252 units in the comparable 1995 period to 1772 units this year, including 391 non-Holiday Rambler units sold by Holiday World. On a pro forma basis, as if the acquisition of Holiday Rambler and Holiday World had occurred at the beginning of each period, sales of Company produced motorized units decreased 3.9% in the second quarter of 1996 compared to the same quarter of

1995, while towable unit sales declined 26.9%. The greater reduction in towables reflected Monaco's decision to focus initially on strengthening Holiday Rambler's higher margin motorized product offerings. The Company's overall average unit selling price was approximately $68,300 versus $140,500 in the comparable year earlier quarter. Due to inclusion of the generally less expensive Holiday Rambler line and its weight of substantial units in the calculation, the Company expects that an overall average selling price of less than $100,000 will be the norm in future periods.

Gross profit for the second quarter of 1996 increased by $7.8 million to $12.4 million and decreased as a percentage of net sales to 11.6% from 13.3% in the year earlier period. Part of the year-to-year reduction in gross margin was due to the Company's expensing of the remaining $1.1 million of a $1.75 million write-up to fair value of Holiday Rambler inventory recorded in connection with the acquisition of Holiday Rambler. Without that expense, the gross margin would have been 12.7% of net sales. Another factor was a reduction in the gross margin of Monaco's Elkhart, Indiana facility due to lower production volumes and a heavier mix of lower margin Windsor models. The Company's objective for the remainder of 1996 is to work towards modest improvement in individual model gross margins, primarily from purchasing and manufacturing synergies evolving from the acquisition of Holiday Rambler.
The Company's overall gross margin may decline in future periods if the mix of products continues to shift from higher margin units to lower margin models or if the Company encounters unexpected manufacturing difficulties.

Operating expenses increased by $7.4 million, to $9.3 million and increased as a percentage of net sales to 8.7% from an abnormally low 5.3% in the year earlier period. The increase was primarily attributable to the addition of Holiday Rambler which has traditionally spent more as a percentage of sales on operating expenses than Monaco. One of the Company's objectives is to reduce Holiday Rambler's level of spending on a percentage basis, however there can be no assurance that the Company will succeed in achieving such reductions. Despite these efforts, the combined Company's operating expense level as a percentage of sales is expected to remain higher than last year.

Amortization of goodwill was $179,000 in the second quarter of 1996 compared to $129,000 for the year earlier period. At June 29, 1996, goodwill arising from the Acquisition, net of accumulated amortization, was $19.0 million, which is currently being amortized on a straight-line basis over 40 years. Goodwill of approximately $1.6 million was created as a result of the purchase of Holiday Rambler and is being amortized over a period of 20 years. The goodwill from the Holiday Rambler transaction is subject to adjustment depending on the final settlement of the purchase price with Harley, as well as the disposition of the retail stores. Goodwill amortization, a non-cash expense, will continue to adversely affect the Company's results of operations.

Operating income for the second quarter of 1996 was $2.9 million, a $302,000 increase over the comparable 1995 period. The Company's lower gross margin and higher operating expenses as a percentage of sales were responsible for the decline in operating income as a percentage of net sales from 7.5% in the second quarter of 1995 to 2.7% in 1996. Excluding the expensing of the $1.1 million in inventory write-up, operating income would have been $4.0 million, a $1.4 million increase from 1995, and 3.8% of sales.

Net interest expense increased significantly from $32,000 in the second quarter of 1995 to $1.4 million in the comparable 1996 period. The Company capitalized approximately $102,000 of interest in the second quarter of 1996 due to the acquisition of the Holiday World retail stores held for resale compared to $179,000 of second quarter 1995 interest which was capitalized during the construction of the new Oregon facility. The Company's 1996 interest expense for the quarter includes approximately $414,000 of floor plan interest expense relating to the retail stores. Additionally, 1996 second quarter interest expense includes $80,000 related to the $2 million in debt issuance costs recorded in conjunction with the Holiday Rambler acquisition. These costs are being written off over a five year period. The Company expects that, due to financing of the acquisition of Holiday Rambler and expensing of interest on debt related to the now completed Oregon facility, interest payments and interest expense will continue to be higher in 1996 than in 1995.

The Company's net income of $891,000 in the second quarter of 1996 was approximately $715,000 lower than that reported for the comparable year earlier period, with the decline attributable to the substantial increase in sales being more than offset by the reduction in gross margin, higher operating expenses, and much greater interest expense. Without the expensing of the $1.1 million in inventory write-up to fair value, net income would have been $1.5 million, a slight decrease relative to the year earlier period.

SIX MONTHS ENDED JUNE 29, 1996 COMPARED TO SIX MONTHS ENDED JULY 1, 1995

Net sales increased $95.6 million, or 130.8% for the first six months of 1995, compared to the year earlier period. The increase was primarily due to the addition of the sales of Holiday Rambler products from March 5, 1996 forward. On a pro-forma basis, Monaco's motorized models gross wholesale sales were up slightly, 3.0%, for the six-month period while gross wholesale sales for towable products were down 22.6%. Reflecting the acquisition of Holiday Rambler in March, Monaco's unit sales during the first six months of 1996 expanded five fold from 517 units in the comparable 1995 period to 2,606 units this year, including 584 non-Holiday Rambler units sold by Holiday World. On a pro-forma basis, sales of Company produced motorized units were up 2.9% year-to-year while towable units sold declined 28.2%. The Company's overall average unit selling price was approximately $76,300 versus $143,000 in the comparable year earlier period. Due to inclusion of the generally less expensive Holiday Rambler line and its weight of substantial units in the calculation, the Company expects its overall average selling price to remain below $100,000 and that it may at times drop below the current period average depending on the mix of units.

Gross profit for the six-month period was up $9.1 million at $19.1 million and on a percentage basis was 11.3% of net sales compared to 13.7% in the year earlier period. The decline as a percentage of sales was partially due to the expensing of a $1.75 million inventory write-up to fair value arising from the purchase of Holiday Rambler. Without that expense, gross profit as a percentage of sales would have been 12.4% for the six-month period. Also contributing to the decline were lower than expected gross margins at Monaco's Elkhart, Indiana facility due to reduced production volumes and a higher than expected mix of lower margin Windsor models.

Operating expenses increased $9.6 million to $14.0 million in the first six months of 1996 and increased as a percentage of sales to 8.3% in 1996 from a historically low 6.0% for the year earlier period. Holiday Rambler has historically spent a greater portion of its revenues on operating expenses than has Monaco. One of the Company's objectives will be to reduce Holiday Rambler's level of spending on a percentage basis, however, in spite of these efforts, the Company believes that its overall operating expense level as a percentage of sales will remain higher than last year.

Operating income for the six-month period of 1996 was $4.9 million, a $494,000 decrease versus the comparable 1995 period. The Company's lower gross margin and higher operating expenses as a percentage of sales were responsible for the decline in operating income as a percentage of sales from 7.3% for the first six months of 1995 to 2.9% in the comparable 1996 period. Excluding the expensing of the $1.75 million inventory write-up to fair value, the Company's operating income would have been $6.6 million, or 3.9% of sales.

Interest expense increased from $32,000 in the first six months of 1995 to $2.2 million in 1996. The Company capitalized approximately $136,000 of interest in the first six months of 1996 related to the acquisition of Holiday Rambler, compared to $290,000 of interest in the comparable 1995 period during the construction of the Company's new Oregon facility. The Company's six month interest expense includes approximately $623,000 of floor plan interest expense relating to the Holiday World retail stores. The Company expects that, due to the debt related to the now completed Oregon facility, and the acquisition of Holiday Rambler, interest payments and interest expense will continue to be higher in 1996 than in 1995.

The Company's net income for the six-month period of 1996 of $1.5 million, was approximately $1.7 million less than that reported for the year earlier period with the decline attributable to the substantial increase in sales being more than offset by the reduction in gross margin, higher operating expenses, and greater interest expense.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

GENERAL

The Company may from time to time make oral forward-looking statements which involve risks and uncertainties. The following are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

ACQUISITION OF HOLIDAY RAMBLER

The Company acquired Holiday Rambler in March 1996. The anticipated benefits of this acquisition may not be achieved unless Monaco successfully integrates Holiday Rambler into Monaco's operations. Holiday Rambler incurred a net loss from operations of approximately $13.4 million for 1995, and unless Monaco is able to reduce the operating expenses of Holiday Rambler substantially from historical expense levels, the acquisition could have a material adverse affect on the financial condition and results of operations of Monaco. The process of integration may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of Monaco's business. This may cause an interruption, a loss of momentum in the ongoing activities of Monaco, which in turn would have a material adverse affect on Monaco's operating results and financial condition. Moreover, the acquisition involves a number of additional risks, such as the assimilation of the operations and personnel of the acquired business, the incorporation of acquired products into Monaco's existing product line, adverse short-term effects on reported operating results, the amortization of acquired assets, the loss of key employees of Holiday Rambler as a result of the acquisition, and the difficulty of integrating disparate corporate cultures and presenting a unified corporate image. Accordingly, there can be no assurance that the anticipated benefits of this acquisition will be realized or that the acquisition of Holiday Rambler will not materially adversely affect Monaco's operating results and financial condition.

CYCLICALITY

The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles in general and motor coaches in particular declined in each of 1990 and 1991 as compared with the prior year. While unit sales of high-line motor coaches have increased each year since 1989, no assurance can be given that the high-line motor coach segment of the RV industry will not experience cyclical contractions in the future. In addition, as a result of the acquisition of Holiday Rambler, the Company now has a much broader range of RV products and will likely be more susceptible to RV industry cyclicality than in the past. Factors affecting cyclicality in the RV industry include prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence. In particular, interest rates rose significantly in 1994 and while recent interest rates have not materially adversely affected the Company's business, no assurance can be given that future increases will not have an adverse effect on Company sales and profits.

POSSIBLE EXCESS MANUFACTURING CAPACITY

The Company significantly expanded its manufacturing capacity in 1995, both at its Indiana facility, which produces Dynasty and Windsor models, and at its new Oregon facility. The Company incurred significant fixed expenses in 1994 and 1995 as a result of this expansion. The Company is also proceeding with plans to construct a new manufacturing facility for the Holiday Rambler RV Division which is expected to be completed in 1997 and cost an estimated $12 million. The Company's operating results could be materially and adversely affected in the future if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels.

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

ENVIRONMENTAL REGULATION

In connection with due diligence activities associated with the financing for the acquisition of Holiday Rambler and Holiday World, the Company discovered a ground water contaminant at Monaco's Elkhart, Indiana facility. Moreover, in connection with the acquisitions, the Company assumed the environmental liabilities of the businesses acquired, subject to certain indemnification from Harley for such liabilities. The Company has performed additional environmental testing at its Elkhart facility, at Holiday Rambler's facility in Wakarusa and at three Holiday World stores in Florida, Texas and California and has identified the extent of contamination at these sites and is proceeding with clean-up efforts. The company has filed appropriate closure documents with the state of Texas and is in the process of filing similar required documents with the other states. In connection with the acquisition financing, the Company covenanted with its lenders that, if any remediation is required, the Company will commence such remediation no later than September 1996. Based on its investigations to date, management of the Company believes that the costs of any remediation activities which may be required at these sites, net of Harley's indemnification obligations, will not have a material adverse effect on the Company's business, financial condition or results of operations. Nevertheless, there can be no assurances that the Company will not discover additional environmental problems or that the cost of the expected remediation activities will not exceed the Company's estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, the operations of the Company generated net cash of $16.1 million. Net income and the adjustment of non-cash expenses such as depreciation and amortization generated $3.2 million and the balance was generated by a reduction in inventories and an increase in accrued expenses more than offsetting an increase in accounts receivable.

The Company made capital expenditures of $726,000 during the first six months of 1996 primarily for completion of expansion-related activities started in 1995. The Company expanded both its Indiana and Oregon facilities during 1995 and while substantially completed in 1995, some expenditures carried over to the first quarter of 1996.

The Company's principal working capital requirements are purchases of inventory and, to a lesser extent, financing of accounts receivable. The Company's dealers typically finance coach purchases under floor plan arrangements with third parties as described below. At June 29, 1996, the Company had working capital of approximately $19.0 million, an increase of $15.2 million from working capital of $3.8 million at December 30, 1995. The increase was largely due to the addition of Holiday Rambler's working capital. The Company primarily used long-term debt and preferred stock, rather than its short-term credit facilities, to finance the purchase of Holiday Rambler.

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. In connection with the acquisition of Holiday Rambler, on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting of a term loan of $20 million (the "Term Loan") and a revolving line of credit of up to $45 million (the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of (i) an annual payment on April 30 of each year, beginning April 30, 1997, of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year, and (ii) subsequent to repayment by the Subsidiary of the $12 million note issued in conjunction with the purchase of the Holiday World retail stores, a payment, within two days of the sale of any store, of the net cash proceeds received by the Subsidiary from such sale. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. As of June 29, 1996, $20 million was outstanding under the Term Loan and $5.9 million was outstanding under the Revolving Loans. The Subsidiary has a subordinated note outstanding to Harley for $12 million that is to be paid from the net proceeds of the sale of the retail locations. The subordinated note bears interest at the Prime Rate less 0.5% and is due and payable in full on March 4, 1999. The note requires quarterly interest payments of $30,000 as well as certain mandatory prepayments. The mandatory prepayments consist of (i) an annual payment on April 30 of each year, beginning on April 30, 1997, of a portion of the Subsidiary's defined excess cash flow for the most recently ended fiscal year, and (ii) a payment, within two days of the sale of any store, of the net cash proceeds received by the Subsidiary from such sale. As of June 29, 1996, the amount outstanding on the Harley note was $10.7 million. Subsequent to the end of the second quarter, the Subsidiary made an additional payment from store sale proceeds which reduced the balance on the note to $6.5 million. The Subsidiary also has various loans outstanding to finance retail inventory at the dealerships which amounted to $13.7 million at June 29, 1996 and which bear interest at various rates based on the Prime Rate and are collateralized by the assets of the Subsidiary.

The Company believes that cash flow anticipated from its operations and funds available under its revolving credit facilities will be sufficient to meet the Company's working capital requirements for the next 12 months. Capital expenditures for 1996 are anticipated to approximate $5 to $6 million, of which an estimated $3 to $4 million will be used to begin construction of a new manufacturing facility for the Holiday Rambler RV Division. This new facility is expected to be completed in 1997 at a total cost of approximately $12 million. The Company may, however, require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations or the operations of the Holiday Rambler RV Division to address greater than anticipated growth in the market for its products. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the motor coach industry, many of the Company's retail dealers, including the Subsidiary, utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchase of the Company's coaches. Under the terms of these floor plan arrangements, institutional lenders customarily require the coach manufacturer to agree to repurchase any unsold coaches if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's obligations under these repurchase agreements vary from period to period. At June 29, 1996, approximately $100 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements, with approximately 6.5% concentrated with one dealer. If the Company were obligated to repurchase a significant number of coaches under any repurchase agreement, its operating results and financial condition could be adversely affected.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company, held on May 15, 1996 in Coburg, Oregon, the Stockholders (i) elected two Class I directors to serve on the Company's Board of Directors, (ii) approved a 300,000 increase in shares issuable under the 1993 Incentive Stock Option Plan and the imposition of a grant limit under the 1993 Stock Option Plan, and (iii) ratified the Company's appointment of Coopers & Lybrand L.L.P. as independent auditors.


          Nominee                       For        Withheld
       ----------------              ---------     --------
       Kay L. Toolson                4,009,295      11,113
       Michael J. Kluger             4,009,308      11,100

  The vote for increasing the shares issuable and including a grant limit to the 1993 Stock Option Plan was as follows:

               For          Against       Abstained
             ---------      -------       ---------
             3,114,305      259,235        13,050

  The vote for ratifying the appointment of Coopers & Lybrand L.L.P. was as follows:

              For         Against        Abstained
            ---------     -------        ---------
            4,016,408      1,400           2,600

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS.

      27.2      Financial data schedule.


       (b)  REPORTS ON FORM 8-K.

  Amendment No. 1 (the "Amendment") to a Current Report on Form 8-K dated
March 4, 1996 was filed with the Securities and Exchange Commission (the "SEC") on May 20, 1996, pursuant to Item 2 of Form 8-K, in connection with the Company's acquisition of Harley's Holiday Rambler RV Division and Holiday
World Division. Pursuant to Item 7(b), the Amendment included the following financial statements:

  1. Condensed Consolidated Balance Sheet of Monaco Coach Corporation ("Monaco") as of March 30, 1996, including the Holiday Rambler RV Division and the Holiday World Division (incorporated by reference to the Condensed Consolidated Balance Sheet of Monaco as of March 30, 1996, contained in Monaco's Quarterly Report on Form 10-Q for the period ended March 30, 1996 as filed with the SEC); and

  2. Unaudited Pro Forma Combined Condensed Statements of Operations of Monaco for the fiscal year ended December 30, 1995 and for the quarter ended March 30, 1996.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MONACO COACH CORPORATION

Dated:        August 12, 1996               s/s:   John W. Nepute
      ------------------------------            ---------------------------
                                                John W. Nepute
                                                Vice President of Finance and
                                                Chief Financial Officer (Duly
                                                Authorized Officer and Principal
                                                Financial Officer)