Form 10-Q/A
period 1996-03-30
MONACO COACH CORP /DE/
filed 1996-10-07
CIK 910619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                                  AMENDMENT NO. 1

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

                            MONACO COACH CORPORATION

                                   FORM 10-Q

                                 MARCH 30, 1996

                                      INDEX

                                                                     PAGE
PART I - FINANCIAL INFORMATION                                     REFERENCE
------------------------------                                     ---------
     Condensed Consolidated Balance Sheets as of                        3
       March 30, 1996 and December 30, 1995

     Condensed Consolidated Statements of Income                        4
       for the quarter ended March 30, 1996 and
       April 1, 1995

     Condensed Consolidated Statements of Cash                          5
       Flows for the quarter ended March 30,
       1996 and April 1, 1995

     Notes to Condensed Consolidated Financial Statements             6 - 9

     Management's Discussion and Analysis of Financial               10 - 16
       Conditions and Results of Operations

PART II - OTHER INFORMATION

     Other Information                                                 17

     Signatures                                                        18


                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            MONACO COACH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (UNAUDITED; DOLLARS IN THOUSANDS)



                                               MARCH 30       DECEMBER 30
                                                 1996             1995
                                               --------       -----------

ASSETS

Current assets:
   Cash                                          $   635
   Trade receivables                              21,307           $ 7,071
   Inventories                                    71,861            19,591
   Prepaid expenses                                  867               447
   Deferred tax asset                              4,624               575
   Assets held for sale                            6,122
                                                 -------           -------
        Total current assets                     105,416            27,684

Property, plant and equipment, net                33,428            21,587
Debt issuance costs, net of accumulated
   amortization of $40                             1,984
Goodwill, net of accumulated amortization
   of $1,595 and $1,466, respectively             23,197            19,231
                                                --------           -------
        Total assets                            $164,025           $68,502
                                                 -------           -------
                                                 -------           -------

LIABILITIES

Current liabilities:
   Book overdraft                                                  $    516
   Notes payable                                 $36,795              9,845
   Current portion of long-term notes payable      1,151              2,000
   Accounts payable                               28,349              8,459
   Accrued expenses and other liabilities         18,885              2,848
   Income tax payable                                393                221
   Deferred tax liability                          1,860
                                                 -------            -------
        Total current liabilities                 87,433             23,889

Deferred income                                      200                200
Notes payable, less current portion               31,164              5,000
Deferred tax liability                             3,756              1,483
                                                 -------            -------

                                                 122,553             30,572
                                                 -------            -------

REDEEMABLE PREFERRED STOCK                         2,872
                                                 -------
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 20,000,000
  shares authorized, 4,418,407 shares
  (4,410,889 shares at December 30, 1995)
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

     The allocation of the final purchase price is subject to reallocation. The retail facilities are expected to be sold within twelve months of the acquisition. The estimated fair value of the retail property and equipment is reflected as assets held for sale. The purchase price allocation will be adjusted by any difference between the estimated fair values and gains or losses on the sale of the retail store facilities and such gains or losses will not be reflected in the results of operations. The operations of the Holiday World retail stores are included in the operating results as the activities are not clearly distinguishable from other continuing operations. Included in the Condensed Consolidated Statements of Income for March 30, 1996 is $9.6 million of net sales from the Holiday World retail stores. In addition, appraisals for equipment have been made on preliminary estimates based on liquidating values. Management expects fair market appraisals based on intended use will increase the equipment amount and reduce the goodwill amount listed below.


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



Commencing March 4, 1996, results of operations of Holdiay Rambler and Holiday World are included in the condensed consolidated statements of income for the quarter ended March 30, 1996. The following unaudited pro forma summary presents information as if the acquisition of Holiday Rambler and Holiday World had occurred at the beginning of each quarter. The pro forma information is provided for information purposes only. It is based on historical information and includes adjustments for interest expense that would have been incurred to finance the purchase, depreciation charges related to acquired asset values and amortization of intangibles. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.


                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                         QUARTER ENDED
                                         -------------
                                      MARCH 30,     APRIL 1,
                                      1996          1995
                                      ----------------------
     Net sales                       115,766        101,463
     Net loss                           (733)          (265)
     Earnings (loss) per common share   (.16)          (.06)


3. INVENTORIES


   Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows;

                                  (IN THOUSANDS)
                               MARCH 30    DECEMBER 30
                                 1996         1995
                               --------    -----------
     Raw materials             $ 19,170    $     8,069
     Work-in-process             15,127         10,136
     Finished coaches            37,564          1,386
                               --------    -----------
                               $ 71,861    $    19,591
                               --------    -----------


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

   INTERNAL REVENUE SERVICE AUDIT

   The Internal Revenue Service is currently conducting an examination of the Company's 1993 federal income tax return. The outcome of the Internal Revenue Service audit is incomplete at the present time. The Company has accrued what it believes to be a reasonable amount for settlement and expects that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

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

Also on March 4, 1996, MCC Acquisition Corporation, a wholly-owned subsidiary of the Company (the "Subsidiary"), acquired the assets of Harley's Holiday World Division ("Holiday World") a group of 10 retail RV dealerships located in California, Texas, Florida, Oregon, Indiana, Washington, and New Mexico, in exchange for $1 million in cash, a $12 million subordinated note, and the assumption of a significant portion of the libilities of Holiday World. The acquisition was accounted for using the purchase method of accounting. The Subsidiary intends to sell all 10 of the RV dealerships and is in the process of identifying potential buyers for them.

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

RESULTS OF OPERATIONS

MARCH 30, 1996 COMPARED TO APRIL 1, 1995

Net sales increased to $62.0 million in the first quarter of 1996 compared to $38.0 million for the same period last year. The addition of the sales of Holiday Rambler and Holiday World commencing on March 4, 1996 contributed $17.9 million and $9.6 million, respectively, to the total net sales for the quarter. On a comparative basis. Monaco's net sales, excluding Holiday Rambler, were $34.4 million, down 9% from last year. The Dynasty, Signature, and Executive models posted unit sale decreases of 20.3%, 30.8%, and 50% respectively, in the first quarter over the same period last year, while Windsor unit sales rose 24.6%. Holiday Rambler's unit sales for the entire quarter were down 8.5% this year versus the same period last year with motor coaches being up 22.9% and towables declining 29.7%. Overall the Company's average selling price per unit for its traditional high-line models was up 3.5%. Holiday Rambler's average selling price per unit in the first quarter of 1996 was up approximately 20% reflecting a shift in the mix from towables to motor coaches. The Company expects its overall selling price per unit in future periods will drop significantly due to the inclusion of a substantial number of less expensive Holiday Rambler units in the equation.

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

Operating expenses increased by $2.2 million, to $4.7 million and increased as a percentage of net sales to 7.6% from 6.5% in the year earlier period. The increase was primarily attributable to the addition of Holiday Rambler which had operating expenses of 8.8% of net sales while Monaco's traditional high-line business was basically flat, on a percentage basis, at 6.6% of net sales. Holiday Rambler has traditionally spent more as a percentage of sales on operating expenses than Monaco and one of the Company's objectives is to reduce Holiday Rambler's level of spending on a percentage basis. Despite these efforts, the combined Company's operating expense level as a percentage of sales is expected to remain higher than last year.

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

Operating income for the first quarter of 1996 was $1.9 million, a $796,000 decrease versus the comparable 1995 period. The Company's lower gross margin and higher operating expenses as a percentage of sales were responsible for a decline in operating income as a percentage of net sales from 7.2% in the first quarter of 1995 to 3.1% in 1996.

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

The Company's principal working capital requirements are purchases of inventory and, to a lesser extent, financing of accounts receivable. The Company's dealers typically finance RV purchases under floor plan arrangement with third parties as described below. At March 30, 1996, the Company had working capital of approximately $18 million, an increase of $14.2 million from working capital of $3.8 million at December 30, 1995. The increase was largely due to the addition of Holiday Rambler's current assets and the Company's use primarily of long-term debt financing and preferred stock rather than short-term credit facilities to finance the purchase of Holiday Rambler and Holiday World.

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

As is typical in the recreational vehicle industry, many of the Company's retail dealers, including the Subsidiary, utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchase of the Company's units. Under the terms of these floor plan arrangements, institutional lenders customarily require the manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's obligations under these repurchase agreements vary from period to period. At March 30, 1996, approximately $128 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements, with approximately 6% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement its operating results and financial condition could be adversely affected.

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits
     27.1 - Financial Data Schedule

(b) Reports on Form 8-K

A Current Report on Form 8-K dated March 4, 1996 (the "Report") was filed during the quarter ending March 30, 1996, pursuant to Item 2 of the Report, in connection with the Company's acquisition of Holiday Rambler and Holiday World. Pursuant to Item 7(a), the Report included the following financial statements:

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

     10.  Schedule of Combining Statements of Cash Flows for the year ended
          December 31,   1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MONACO COACH CORPORATION



       October 7, 1996                   /s/ John W. Nepute
Dated: -----------------------           -------------------------
                                         John W. Nepute
                                         Vice President of Finance and
                                         Chief Financial Officer (Duly
                                         Authorized Officer and Principal
                                         Officer)