Form 10-Q
period 1996-09-28
MONACO COACH CORP /DE/
filed 1996-11-12
CIK 910619

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the period ended:  September 28, 1996
                       -----------------
                                      or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the period from _____________ to ______________

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

YES _X_          NO ____


     The number of shares outstanding of common stock, $.01 par value, as of September 28, 1996: 4,427,959

                           MONACO COACH CORPORATION

                                  FORM 10-Q

                              SEPTEMBER 28, 1996

                                    INDEX


                                                                Page
PART I - FINANCIAL INFORMATION                                Reference
------------------------------                                ---------
   Condensed Consolidated Balance Sheets as of                    3
        September 28, 1996 and December 30, 1995.

   Condensed Consolidated Statements of Income                    4
        for the quarter ended September 28, 1996 and September 30, 1995 and for the nine months ended
        September  28, 1996 and September 30, 1995.

   Condensed Consolidated Statements of Cash                      5
        Flows for the nine months ended September 28, 1996 and September 30, 1995.


   Notes to Condensed Consolidated Financial Statements         6 - 10

   Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                   11 - 16

PART II - OTHER INFORMATION
---------------------------
   Other Information                                             17


   Signatures                                                    18

                           MONACO COACH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED: DOLLARS IN THOUSANDS)

                                                               SEPTEMBER 28,   DECEMBER 30,
                                                                   1996           1995
                                                               ------------    -----------
ASSETS

Current assets:
  Trade receivables                                               $ 22,335        $ 7,071
  Inventories                                                       40,770         19,591
  Prepaid expenses                                                   1,500            447
  Deferred tax asset                                                 4,475            575
  Notes receivable                                                   1,064
  Assets held for sale                                               1,685
                                                              ------------    -----------
       Total current assets                                         71,829         27,684

Property, plant and equipment, net                                  33,492         21,587
Notes receivable                                                     1,436
Debt issuance costs, net of accumulated amortization of $222         1,838
Goodwill, net of accumulated amortization of $1,955
  and $1,466, respectively                                          21,708         19,231
                                                              ------------    -----------
       Total assets                                               $130,303        $68,502
                                                              ------------    -----------
                                                              ------------    -----------
LIABILITIES

Current liabilities:
  Book overdraft                                                  $  5,846        $   516
  Notes payable                                                      5,459          9,845
  Current portion of long-term notes payable                         1,750          2,000
  Accounts payable                                                  25,442          8,459
  Accrued expenses and other liabilities                            23,389          2,848
  Income tax payable                                                   646            221
  Deferred tax liability                                             1,860              0
                                                              ------------    -----------
       Total current liabilities                                    64,392         23,889

Deferred income                                                        200            200
Notes payable, less current portion                                 17,875          5,000
Deferred tax liability                                               3,748          1,483
                                                              ------------    -----------
                                                                    86,215         30,572
                                                              ------------    -----------
Redeemable preferred stock,
  redemption value of $3,089                                         2,745
                                                              ------------
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 20,000,000 shares
  authorized, 4,427,959 shares (4,410,889 shares
  at December 30, 1995) issued and outstanding                          44             44
Additional paid-in capital                                          25,377         25,303
Retained earnings                                                   15,922         12,583
                                                              ------------    -----------
       Total stockholders' equity                                   41,343         37,930
                                                              ------------    -----------
       Total liabilities and stockholders' equity                 $130,303        $68,502
                                                              ------------    -----------
                                                              ------------    -----------

See accompanying notes.

                           MONACO COACH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      QUARTER ENDED                 NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 28,   SEPTEMBER 30,   SEPTEMBER 28,   SEPTEMBER 30,
                                                  1996            1995            1996            1995
                                              -------------   -------------   -------------   -------------
Net sales                                     $     102,065   $      36,726   $     270,758   $     109,823
Cost of sales                                        87,121          33,471         236,679          96,576
                                              -------------   -------------   -------------   -------------
        Gross profit                                 14,944           3,255          34,079          13,247

Selling, general and administrative expenses         10,637           1,839          24,563           6,179
Management fees                                          18              18              54              54
Amortization of goodwill                                180             129             489             388
                                              -------------   -------------   -------------   -------------
       Operating income                               4,109           1,269           8,973           6,626

Other expenses (income), net                            (96)              2            (145)            (18)
Interest expense                                        881             111           3,160             143
                                              -------------   -------------   -------------   -------------
       Income before income taxes                     3,324           1,156           5,958           6,501

Provision for income taxes                            1,367             451           2,473           2,528
                                              -------------   -------------   -------------   -------------
       Net income                             $       1,957   $         705   $       3,485   $       3,973

Preferred stock dividends                                39                              89
Accretion of redeemable preferred stock                  24                              57
                                              -------------   -------------   -------------   -------------
       Income attributable to primary
         earnings per share                   $       1,894   $         705   $       3,339   $       3,973
                                              -------------   -------------   -------------   -------------
                                              -------------   -------------   -------------   -------------
Earnings per common share:
       Primary                                         $.42                            $.75
       Fully Diluted                                   $.42            $.16            $.75            $.89

Weighted average shares outstanding:
       Primary                                    4,477,423                       4,471,894
       Fully Diluted                              4,708,443       4,473,575       4,650,574       4,477,718

See accompanying notes.

                           MONACO COACH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                            ------------------------------
                                                                            SEPTEMBER 28,    SEPTEMBER 30,
                                                                                1996             1995
                                                                            -------------    -------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
  Net income                                                                $       3,485    $       3,973
  Adjustments to reconcile net income to net cash
     generated (used) by operating activities:
    Depreciation and amortization                                                   2,249              781
    Deferred income taxes                                                             225              252
    Changes in working capital accounts, net of effect
       of business acquisition and sale of retail stores:
      Receivables                                                                  (6,178)          (6,365)
      Inventories                                                                  15,862           (3,453)
      Prepaid expenses                                                               (967)            (116)
      Accounts payable                                                                865            3,403
      Accrued expenses and other current liabilities                                7,314               48
      Income tax payable                                                              425             (362)
      Deferred income                                                                   0              200
                                                                            -------------      -------------
         Net cash generated (used) by operating activities                         23,280           (1,639)
                                                                            -------------      -------------
Cash flows used by investing activities:
   Additions to property, plant and equipment                                      (1,920)
   Payment for business acquisition(see footnote 2)                               (24,728)
   Sale of retail stores:
       Proceeds from sale of retail stores, net of closing costs                   12,366
       Notes receivable obtained from the sale of retail stores                    (3,048)
       Collections on notes receivable                                                548          (11,900)
                                                                            -------------    -------------
         Net cash used by investing activities                                    (16,782)         (11,900)
                                                                            -------------    -------------
Cash flows from financing activities:
    Book overdraft                                                                  5,330            1,100
    Borrowings (payments) on lines of credit, net                                  (8,633)           4,647
    Issuance of common stock                                                           74               58
    Payments on floor financing, net                                               (1,834)
    Payments on subordinated note                                                 (12,000)
    Borrowings on long-term notes, net of issuance costs                           17,940
    Payments on long-term notes                                                    (7,375)           7,500
                                                                            -------------    -------------
         Net cash generated (used) by financing activities                         (6,498)          13,305
                                                                            -------------    -------------
Net increase (decrease) in cash                                                         0             (234)
Cash at beginning of period                                                             0              234
                                                                            -------------    -------------
Cash at end of period                                                       $           0    $           0
                                                                            -------------    -------------
                                                                            -------------    -------------
SUPPLEMENTAL DISCLOSURE
  Amount of capitalized interest                                                      196              492

See accompanying notes.

                           MONACO COACH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   BASIS OF PRESENTATION

     The interim financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 28, 1996 and December 30, 1995, the results of operations of the Company for the quarter and nine months ended September 28, 1996 and September 30, 1995, and cash flows for the nine months ended September 28, 1996 and September 30, 1995. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 30, 1995.

2.   HOLIDAY ACQUISITION

     In January 1996, the Company entered into an agreement (the "Agreement") to acquire certain assets of the Holiday Rambler Recreational Vehicle Manufacturing Division ("Holiday Rambler") and certain assets of the Holiday World Retail Division ("Holiday World") of Harley-Davidson, Inc. ("Harley-Davidson"). The acquisition was consummated on March 4, 1996.

     The purchase price was based upon the net book value of purchased assets less liabilities assumed for Holiday Rambler and Holiday World. The allocation of the final purchase price is subject to reallocation. The retail facilities are expected to be sold within 12 months of the acquisition. The estimated fair value of the retail property and equipment is reflected as assets held for sale. The purchase price allocation will be adjusted by any difference between the estimated fair values and gains or losses on the sale of the retail store facilities, and such gains or losses will not be reflected in the results of operations. The operations of the Holiday World retail stores are included in the operating results as the activities are not clearly distinguishable from other continuing operations. Net sales from the Holiday World retail stores included in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 28, 1996 is $7.1 million and $23.5 million respectively. The purchase price previously reported was allocated using preliminary estimates. The purchase price and allocations of the purchase price have been adjusted to reflect clarifications of the purchase agreement and final appraisals of equipment which were previously
     only estimates based on liquidation values.   The purchase price was also
     adjusted by the gain from the sale of 7 of the Holiday World retail stores during the nine months ended September 28, 1996. Management expects the sale of the remaining 3 retail stores will also adjust the allocation of the purchase price.

     The Company has developed a relocation plan for Holiday Rambler operations that will be relocated to Monaco facilities. The Company anticipates this relocation to occur in early 1997. Management has estimated $575,000 of relocation expenses related directly to the aquisition. The relocation cost has been included in the purchase price allocation. If estimated amounts differ from actual cost for relocation, an adjustment to the original purchase price allocation will be made.

                           MONACO COACH CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

2.   HOLIDAY ACQUISITION (CONTINUED)

     The following table sets forth the preliminary estimated sources and uses of funds in connection with the acquisition of Holiday Rambler and Holiday
     World:

                                                                  (IN THOUSANDS)
       Sources:
         Preferred stock, carrying value                             $ 2,599
         Subordinated debt                                            12,000
         Cash and proceeds from obtaining debt, net of
          debt issuance cost of $2,060                                24,728
                                                                     -------
                                                                     $39,327
                                                                     -------
                                                                     -------
       Uses:
         Purchase price                                              $37,113
         Transaction expense                                           2,214
                                                                     -------
                                                                     $39,327
                                                                     -------
                                                                     -------

     The adjusted aggregate purchase price of $38,462,000, including transaction expenses, has been allocated on the basis of the fair value of assets acquired (no cash acquired) and liabilities assumed. The purchase price was allocated as follows:

                                                                  (IN THOUSANDS)
                                                                     ----------
       Receivables                                                   $    9,536
       Inventories                                                       61,269
       Property and equipment                                            11,870
       Prepaids and other assets                                             86
       Assets held for sale                                               6,097
       Goodwill                                                           3,831
       Notes payable                                                    (21,784)
       Accounts payable                                                 (16,753)
       Accrued liabilities                                              (14,825)
                                                                     ----------
                                                                         39,327
       Adjustment to goodwill for net gain from sale of retail stores      (865)
                                                                     ----------
                                                                     $   38,462
                                                                     ----------
                                                                     ----------

     The Company authorized 100,000 shares of Series A Convertible Preferred Stock at $.01 par value. The Company issued 65,217 shares in connection with the acquisition. Shares of the Series A Convertible Preferred Stock may be redeemed by its holders at established dates at the stated value of $46 per share plus any accrued but unpaid dividends.

     Commencing March 4, 1996, results of operations of Holiday Rambler and Holiday World are included in the Condensed Consolidated Statement of Income for the nine months ended September 28, 1996. The following unaudited pro forma summary presents information as if the acquisition of Holiday Rambler and Holiday World had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and includes adjustments for interest expense that would have been incurred to finance the purchase, depreciation charges related to acquired asset values and amortization of intangibles. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                           MONACO COACH CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

2.   HOLIDAY ACQUISITION (CONTINUED)

                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
                                                       NINE MONTHS ENDED
                                                -------------------------------
                                                SEPTEMBER 28,     SEPTEMBER 30,
                                                    1996              1995
                                                -------------     -------------
       Net sales                                $     329,560     $     320,406
       Net income (loss)                                2,115           (3,501)
       Earnings (loss) per common share                  0.47            (0.74)

3.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

                                                         (IN THOUSANDS)
                                                SEPTEMBER 28,       DECEMBER 30,
                                                    1996               1995
                                                -------------     -------------
       Raw materials                            $      16,991     $      8,069
       Work-in-process                                 13,663           10,136
       Finished coaches                                10,116            1,386
                                                -------------     -------------
                                                $      40,770     $     19,591
                                                -------------     -------------
                                                -------------     -------------

4.   GOODWILL

     Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at September 28, 1996, the unamortized amount was $18.8 million. The goodwill arising from the acquisition of Holiday Rambler and Holiday World is being amortized on a straight-line basis over 20 years. Management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

5.   NOTES PAYABLE

     In connection with the acquisition of Holiday Rambler and Holiday World on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45,000,000, with interest payable monthly at varying rates based on the Company's interest coverage ratio. There were outstanding borrowings of approximately $1,212,000 at September 28, 1996. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The newly acquired Holiday World subsidiary has various loans outstanding to finance retail inventory at the dealerships which amounted to approximately $4,247,000 at September 28, 1996 and which bear interest at various rates based on the Prime Rate and are secured by the assets of the subsidiary.

                           MONACO COACH CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

6.   LONG-TERM BORROWINGS

     The Company has a term loan of $19,625,000 outstanding as of September 28, 1996 which was obtained in connection with the acquisition of Holiday Rambler and Holiday World. The term loan bears interest at various rates based on the Company's interest coverage ratio. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company.

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

8.   REDEEMABLE PREFERRED STOCK

     The redeemable preferred stock was recorded at fair value on the date of issuance less issuance costs. The excess of redemption value over the carrying value is being accreted by period charges over the maturity of the issue. The accretion amount is charged to retained earnings. For the nine months ended September 28, 1996, the accretion charges were $57,000.

     The accrual of preferred stock dividends was $89,000 for the nine months ended September 28, 1996, which was included in the carrying amount of preferred stock and charged to retained earnings.

     The holder of the preferred stock may require the Company to redeem the holder's outstanding shares as follows:

                                                                  (IN THOUSANDS)

       March 4, 1998                                              $       1,000
       March 4, 1999                                                      1,500
       March 4, 2000                                                        500
                                                                  -------------
                                                                  $       3,000
                                                                  -------------
                                                                  -------------

     In addition, the preferred stockholders may accelerate their redemption rights upon the occurrence of certain events, such as a secondary offering of the company's common stock or dispositions of substantially all of the Company's assets. The redemption value is 100% of issue price plus any accumulated dividends.

                           MONACO COACH CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

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

                                                  NINE MONTHS ENDED
                                     -------------------------------------------
                                     SEPTEMBER 28,  SEPTEMBER 28,  SEPTEMBER 30,
                                         1996           1996           1995
                                       Primary      Fully Diluted  Fully Diluted
                                     -------------  -------------  -------------
     Issued and outstanding
       (weighted average)                4,419,775      4,419,775      4,406,140
     Stock options                          52,119         55,020         71,578
     Convertible preferred stock                          175,779
                                     -------------  -------------  -------------
                                         4,471,894      4,650,574      4,477,718
                                     -------------  -------------  -------------
                                     -------------  -------------  -------------

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

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties. These statements include statements about gross margins, Holiday Rambler expense levels and the Company's ability to meet working capital requirements. The Company's actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those set forth under the caption "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS".

GENERAL

Monaco Coach Corporation (the "Company") is the successor to a company formed in 1968, the assets and operations of which were acquired by the Company on March 5, 1993 (the "Acquisition"). The predecessor's management and the manufacturing of its "high-line" motor coaches were largely unaffected by the Acquisition. However, the Company's quarters and nine-months ended September 28, 1996 and September 30, 1995 both contain Acquisition related expenses, consisting primarily of the amortization of acquired goodwill.

On March 4, 1996, the Company acquired from Harley-Davidson, Inc. ("Harley") substantially all of the assets of Harley's Holiday Rambler RV Division, a manufacturer of mid-range and high-line motor coaches and towable RVs, in exchange for $21,514,000 in cash, 65,217 shares of the Company's Series A Preferred Stock, and the assumption of a significant portion of the liabilities of the Holiday Rambler RV Division. The acquisition was accounted for using the purchase method of accounting.

Also on March 4, 1996, MCC Acquisition Corp, a wholly owned subsidiary of the Company (the "Subsidiary"), acquired certain of the assets of Harley's Holiday World Division, a group of 10 retail RV dealerships located in California, Texas, Florida, Oregon, Indiana, Washington, and New Mexico, in exchange for $1 million in cash, a $12 million subordinated promissory note, and the assumption of a significant portion of the liabilities of the Holiday World Division. The acquisition was accounted for using the purchase method of accounting. The Subsidiary intends to sell all of the RV dealerships and all but three of the dealerships had been sold by September 28, 1996.

Beginning on March 4, 1996, the operations of the Holiday Rambler RV Division and the Holiday World retail stores (collectively "Holiday Rambler") were incorporated into the Company's consolidated balance sheet, statement of income and cash flows. The Company's quarter and nine months ended September 28, 1996 contain expenses related to the purchase of Holiday Rambler, primarily the expensing of an inventory write-up to fair value in the first and second quarters, and the amortization of debt issuance costs and Holiday Rambler goodwill.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 28, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Net sales increased 177.9%, to $102.1 million in the third quarter of 1996 compared to $36.7 million for the same period last year. Sales of the newly acquired Holiday Rambler products were responsible for the increase, with the retail stores contributing incremental revenue of $7.1 million. On a pro-forma basis, the Company enjoyed a strong performance in motorized products with wholesale shipments of such models up 26.0% from the third quarter of 1995. Towable products continued to be soft with towable wholesale shipments, excluding the new Alumascape product, down 10.9%. Overall, Monaco's unit sales expanded almost six fold from 252 units in the comparable 1995 period to 1496 units this year, including 179 non-Holiday Rambler units sold by Holiday World. The Company's overall average unit selling price was essentially even with the second quarter of 1996 at $68,200 compared to $147,405 in the year earlier quarter. Due to inclusion of the generally less expensive Holiday Rambler line and its weight of substantial units in the calculation, the Company expects that an overall average selling price of less than $100,000 will be the norm in future periods.

Gross profit for the third quarter of 1996 increased by $11.7 million to $14.9 million and increased as a percentage of net sales to 14.6% from 8.9% in the year earlier period. Part of the relatively large percentage increase in gross margin was due to the third quarter of 1995 being unusually low due to abnormally high costs associated with model changeovers and a shift in mix to lower margin products. The gross margin in 1996 benefited from a strong

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

performance in motorized products, which on average generate higher margins than towable products. One of the Company's objectives continues to be modest improvement in individual model gross margins, primarily from purchasing and manufacturing synergies evolving from the acquisition of Holiday Rambler. However, the Company's overall gross margin will likely decline in future periods if the Company's efforts to improve sales of its lower margin towable products are successful or if the mix of motorized products shifts from higher margin to lower margin units. Additionally, the Company's gross margin could decline if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Operating expenses increased by $8.8 million, to $10.7 million and increased as a percentage of net sales to 10.4% from an abnormally low 5.1% in the year earlier period. The increase was primarily attributable to the addition of Holiday Rambler which has traditionally spent more as a percentage of sales on operating expenses than Monaco. One of the Company's objectives is to continue working to reduce Holiday Rambler's level of spending on a percentage basis. Despite these efforts, the combined Company's operating expense level as a percentage of sales is expected to remain higher than last year.

Amortization of goodwill was $180,000 in the third quarter of 1996 compared to $129,000 for the year earlier period. At September 28, 1996, goodwill arising from the Acquisition, net of accumulated amortization, was $18.8 million, which is currently being amortized on a straight-line basis over 40 years. Goodwill of approximately $3.0 million was created as a result of the purchase of Holiday Rambler and is being amortized over a period of twenty years. The goodwill from the Holiday Rambler transaction is subject to adjustment depending on the final disposition of the retail stores. Goodwill amortization, a non-cash expense, will continue to adversely affect the Company's results of operations.

Operating income for the third quarter of 1996 was $4.1 million, a $2.8 million increase over the comparable 1995 period. The increase in the Company's gross margin was slightly greater than the Company's increase in operating expenses as a percentage of sales resulting in an improvement in operating income as a percentage of net sales from 3.5% in the third quarter of 1995 to 4.0% in 1996.

Net interest expense increased in the third quarter to $881,000 versus $111,000 in the comparable 1995 period. The Company capitalized approximately $60,000 of interest in the third quarter of 1996 due to the acquisition of Holiday Rambler compared to $202,000 of capitalized third quarter 1995 interest during the construction of the new Oregon facility. The Company's 1996 interest expense for the quarter includes approximately $214,000 of floor plan interest expense relating to the retail stores. Additionally, 1996 third quarter interest expense includes $102,000 related to amortization of the $2 million in debt issuance costs recorded in conjunction with the Holiday Rambler acquisition. These costs are being written off over a five year period. The Company expects that, due to financing of the acquisition of Holiday Rambler and expensing of interest on debt related to the now completed Oregon facility, interest payments and interest expense will again be higher in the fourth quarter of 1996 than in the comparable 1995 period.

The Company's net income of $2.0 million in the third quarter of 1996 was an increase of $1.3 million over that reported for the comparable year earlier period with the increase attributable to the substantial increase in sales and slightly better operating margin more than offsetting the increases in interest and amortization expense.

NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased $160.9 million, or 146.5% for the first nine months of 1996, compared to the year earlier period. The increase was primarily due to the inclusion of Holiday Rambler sales from March 5, 1996 forward. On a pro-forma basis, as if the acquisition of Holiday Rambler had occurred at the beginning of each fiscal year, Monaco's motorized models gross wholesale shipments were up 9.3% for the nine-month period, while gross wholesale shipments for towable products, excluding Holiday's new Alumascape model were down 23.6%. Reflecting the acquisition of Holiday Rambler in March, Monaco unit sales for the nine month period expanded five fold from 769 units in the comparable 1995 period to 4,102 units this year, including 763 non-Holiday Rambler units sold by Holiday World. The Company's overall average unit selling price was approximately $66,000 versus

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

$144,400 in the comparable year earlier period. Due to inclusion of the generally less expensive Holiday Rambler line and its weight of substantial units in the calculation, the Company expects its overall average selling price to remain below $100,000 and that it may at times drop below the current period average depending on the mix of units.

Gross profit for the nine-month period was up $20.8 million at $34.1 million and on a percentage basis was 12.6% of net sales compared to 12.1% in the year earlier period. The increase both in dollars and as a percentage of sales was dampened by the expensing of a $1.75 million inventory write-up to fair value arising from the purchase of Holiday Rambler. Without that expense, gross profit as a percentage of sales would have been 13.2% for the nine-month period.

Operating expenses increased $18.4 million to $24.6 million in the first nine months of 1996 and increased as a percentage of sales to 9.1% in 1996 from a historically low 5.7% for the year earlier period. Holiday Rambler has historically spent a greater portion of its revenues on operating expenses than has Monaco. One of the Company's objectives will be to work towards reducing Holiday Rambler's level of spending on a percentage basis. In spite of these efforts, the Company believes that its overall operating expense level as a percentage of sales will remain higher than last year.

Amortization of goodwill in the first nine months of 1996 was $489,000 compared to $388,000 for 1995. At September 28, 1996, goodwill arising from the Acquisition, net of accumulated amortization, was $18.8 million, which is currently being amortized on a straight-line basis over 40 years. Goodwill of approximately $3.0 million was recorded in conjunction with the purchase of Holiday Rambler and is being amortized over a period of 20 years. The goodwill from the Holiday Rambler transaction is subject to adjustment depending on the final disposition of the retail stores. Goodwill amortization, a non-cash expense, will continue to adversely affect the Company's results of operations.

Operating income for the nine-month period of 1996 was $9.0 million, a $2.3 million increase versus the comparable 1995 period. The Company's slightly higher gross margin was more than offset by higher operating expenses as a percentage of sales resulting in a decline in operating income as a percentage of sales from 6.0% for the first nine months of 1995 to 3.3% in the comparable 1996 period. Excluding the expensing of the $1.75 million inventory write-up to fair value, the Company's operating income would have been $10.7 million, or 4.0% of sales.

Interest expense increased from $143,000 in the first nine months of 1995 to $3.2 million in 1996. The Company capitalized approximately $196,000 of interest in the first nine months of 1996 related to the acquisition of Holiday Rambler, compared to $492,000 of interest capitalized in the comparable 1995 period due to the construction of the Company's new Oregon facility. The Company's nine month interest expense includes approximately $837,000 of floor plan interest expense relating to the Holiday World retail stores. The Company expects that, due to the debt related to the now completed Oregon facility and the acquisition of Holiday Rambler, interest payments and interest expense will continue to be higher in 1996 than in 1995.

The Company's net income for the nine-month period of 1996 of $3.5 million was approximately $488,000 less than that reported for the year earlier period with the decline attributable to the substantial increase in sales being more than offset by higher operating expenses and greater interest expense. Excluding the expensing of the $1.75 million inventory write-up to fair value and the related tax benefit, the Company's net income would have been $4.5 million, an increase of $413,000 over the comparable 1995 period.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

GENERAL

The Company may from time to time make oral forward-looking statements which involve risks and uncertainties. The following are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ACQUISITION OF HOLIDAY RAMBLER

The Company acquired Holiday Rambler in March 1996. The anticipated benefits of this acquisition may not be achieved unless Monaco successfully integrates Holiday Rambler into Monaco's operations. Holiday Rambler incurred a net loss from operations of approximately $13.4 million for 1995, and unless Monaco is able to reduce the operating expenses of Holiday Rambler substantially from historical expense levels, the acquisition could have a material adverse affect on the financial condition and results of operations of Monaco. The process of integration may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of Monaco's business. This may cause an interruption or a loss of momentum in the ongoing activities of Monaco, which in turn would have a material adverse affect on Monaco's operating results and financial condition. Moreover, the acquisition involves a number of additional risks, such as the assimilation of the operations and personnel of the acquired business, the incorporation of acquired products into Monaco's existing product line, adverse short-term effects on reported operating results, the amortization of acquired assets, the loss of key employees of Holiday Rambler as a result of the acquisition, and the difficulty of integrating disparate corporate cultures and presenting a unified corporate image. Accordingly, there can be no assurance that the anticipated benefits of this acquisition will be realized or that the acquisition of Holiday Rambler will not materially adversely affect Monaco's operating results and financial condition.

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

POSSIBLE EXCESS MANUFACTURING CAPACITY

The Company significantly expanded its manufacturing capacity in 1995, both at its Indiana facility, which produces Dynasty and Windsor models, and at its new Oregon facility. The Company incurred significant fixed expenses in 1994 and 1995 as a result of this expansion. The Company is also proceeding with plans to construct a new manufacturing facility for the Holiday Rambler RV Division which is expected to be completed in 1997 and cost an estimated $13 million. The Company's operating results could be materially and adversely affected in the future if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FLUCTUATIONS OF OPERATING RESULTS

The Company's sales and operating results may fluctuate significantly from period to period due to factors such as the addition or loss of dealers, the mix of coaches sold, the ability to utilize manufacturing resources efficiently, the timing of trade shows and rallies, the introduction and consumer acceptance of new models by the Company and its competitors, and factors affecting the RV industry as a whole described above. The Company does not believe that purely seasonal factors have had a significant impact on the Company's net sales or operating results to date. However, with the broader range of RV products now offered as a result of the acquisition of Holiday Rambler, seasonal factors could have a significant impact in the future. Additionally, because of the relatively high selling prices of the Company's motor coaches, a small variation in the number of coaches sold in any quarter can have a significant effect on sales and operating results for that quarter.

ENVIRONMENTAL REGULATION

In connection with due diligence activities associated with the financing for the acquisition of Holiday Rambler and Holiday World, the Company discovered a ground water contaminant at Monaco's Elkhart, Indiana facility. Moreover, in connection with the acquisitions, the Company assumed the environmental liabilities of the businesses acquired, subject to certain indemnification from Harley for such liabilities. The Company has performed additional environmental testing at its Elkhart facility, at Holiday Rambler's facility in Wakarusa and at three Holiday World stores in Florida, Texas and California and has identified the extent of contamination at these sites and is proceeding with clean-up efforts. The company has filed appropriate closure documents with the state of Texas and is in the process of filing similar required documents with the other states. The Company has begun required remediation as required by covenants with its lenders in connection with the acquisition financing. Based on its investigations to date, management of the Company believes that the costs of any remediation activities which may be required at these sites, net of Harley's indemnification obligations, will not have a material adverse effect on the Company's business, financial condition or results of operations. Nevertheless, there can be no assurances that the Company will not discover additional environmental problems or that the cost of the expected remediation activities will not exceed the Company's estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the operations of the Company generated net cash of $23.3 million. Net income and the adjustment of non-cash expenses such as depreciation and amortization generated $6.0 milllion and the balance was generated by a reduction in inventories and an increase in accrued expenses more than offsetting an increase in accounts receivable.

The Company made capital expenditures of $1,920,000 during the first nine months of 1996, primarily for completion of expansion-related activities started in 1995. The Company expanded both its Indiana and Oregon facilities during 1995 and, while substantially completed in 1995, some expenditures carried over to the first quarter of 1996. The Company also started construction of a new facility to produce motorized vehicles at its Holiday Rambler Wakarusa, Indiana location in the third quarter 1996 and expects to spend approximately $13 million over the next nine months to complete this facility. Motorized production is currently at full capacity in the existing Holiday Rambler facility and the new plant will allow an approximate doubling of motorized vehicle production at the site. This will also allow the Company to move its Monaco Indiana production currently in Elkhart, Indiana to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

the new Wakarusa facility. In turn, this will free up space at the Elkhart plant for Holiday Rambler towable production, which is currently in leased facilities in Wakarusa.

The Company's principal working capital requirements are purchases of inventory and financing of accounts receivable. The Company's dealers typically finance coach purchases under floor plan arrangements with third parties as described below. At September 28, 1996, the Company had working capital of approximately $7.4 million, an increase of $3.6 million from working capital of $3.8 million at December 30, 1995. The slight increase reflects the recent payment of long term debt related to the Holiday World acquisition with proceeds from the sales of the net current assets of those stores. The Company primarily used long-term debt and preferred stock, rather than its short-term credit facilities, to finance the purchase of Holiday Rambler.

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. In connection with the acquisition of Holiday Rambler on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting of a term loan of $20 million (the "Term Loan") and a revolving line of credit of up to $45 million (the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of (i) an annual payment on April 30 of each year, beginning April 30, 1997, of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year, and (ii) subsequent to repayment by the Subsidiary of the $12 million note issued to Harley in conjunction with the purchase of the Holiday World retail stores (which note was repaid in full by the end of the third quarter), a payment, within two days of the sale of any store, of the net cash proceeds received by the Subsidiary from such sale. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. The Term Loan and the Revolving Loans are secured by a security interest in all of the assets of the Company and include various restrictions and financial covenants. As of September 28, 1996, $19.6 million was outstanding under the Term Loan and $1.2 million was outstanding under the Revolving Loans. The Subsidiary also has various loans outstanding to finance retail inventory at the three remaining dealerships which in the aggregate amounted to $4.2 million at September 28, 1996 and which bear interest at various rates based on the Prime Rate and are secured by the assets of the Subsidiary.

The Company believes that cash flow anticipated from its operations and funds available under its revolving credit facilities will be sufficient to meet the Company's working capital requirements for the next 12 months. Capital expenditures for 1996 are anticipated to approximate $6 to 7 million, of which an estimated $4 to 5 million will be used to begin construction of the new Holiday Rambler manufacturing facility described above. The Company may, however, require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the motor coach industry, many of the Company's retail dealers, including the Subsidiary, utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's coaches. Under the terms of these floor plan arrangements, institutional lenders customarily require the coach manufacturer to agree to repurchase any unsold coaches if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's obligations under these repurchase agreements vary from period to period. At September 28, 1996, approximately $113 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements, with approximately 6.2% concentrated with one dealer. If the Company were obligated to repurchase a significant number of coaches under any repurchase agreement, its operating results and financial condition could be adversely affected.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27.1  Financial data schedule.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the quarter ended September 28, 1996, for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MONACO COACH CORPORATION

Dated:   November 12, 1996             s/s:  John W. Nepute
         -----------------             -----------------------------
                                       John W. Nepute
                                       Vice President of Finance and
                                       Chief Financial Officer (Duly
                                       Authorized Officer and Principal
                                       Financial Officer)