Form 10-K
period 1996-12-28
MONACO COACH CORP /DE/
filed 1997-03-19
CIK 910619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 28, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from       to

                         Commission File Number 0-22256
                            ------------------------

                            MONACO COACH CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      35-1880244
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
                     or
                organization)

                              91320 INDUSTRIAL WAY
                              COBURG, OREGON 97408
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (541) 686-8011
                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.    YES  _X_ NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the Nasdaq National Market, was approximately $42,469,860. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

    As of February 28, 1997, the Registrant had 4,437,742 shares of Common Stock outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This document consists of 62 pages. The Exhibit Index appears at page 58.

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----

                                                         PART I

ITEM 1.            BUSINESS................................................................................           3
ITEM 2.            PROPERTIES..............................................................................          11
ITEM 3.            LEGAL PROCEEDINGS.......................................................................          11
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................          11

                                                        PART II

ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS................          12
ITEM 6.            SELECTED FINANCIAL DATA.................................................................          12
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...          14
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................          18
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....          45

                                                        PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..........................................          46
ITEM 11.           EXECUTIVE COMPENSATION..................................................................          48
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................          51
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................          52

                                                        PART IV
ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................          55
SIGNATURES         ........................................................................................          57

                                     PART I

ITEM 1.  BUSINESS

    Monaco Coach Corporation ("the Company") is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles. The Company's product line consists of ten models of motor coaches and five models of fifth wheel trailers and travel trailers under the well known "Monaco" and "Holiday Rambler" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $750,000 for motor coaches and from $15,000 to $70,000 for towables. Based upon retail registrations in 1996, the Company believes it had a 25% share of the market for High-Line Class A motor coaches (units with retail prices above $120,000), an 11% share of the market for high end fifth wheel trailers (units with retail prices above $24,000) and a 48% share of the market for high end travel trailers (units with retail prices above $20,000). The Company's products are sold through an extensive network of 173 dealerships located primarily in the United States and Canada.

    The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring all the assets and liabilities of its predecessor company (the "Predecessor Acquisition").

    Prior to March 1996, the Company's product line consisted exclusively of High-Line Class A motor coaches. In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. ("Holiday Rambler"), a manufacturer of a full line of Class A motor coaches and towables (the "Holiday Acquisition"). The Holiday Acquisition: (i) more than doubled the Company's net sales; (ii) provided the Company with a significantly broader range of products, including complementary High-Line Class A motor coaches and the Company's first product offerings of fifth wheel trailers, travel trailers and entry-level to mid-range motor coaches; and (iii) lowered the price threshold for first-time buyers of the Company's products, thus making them more affordable for a significantly larger base of potential customers. The Company believes that developing relationships with a broader base of first-time buyers, coupled with the Company's strong emphasis on quality, customer service and design innovation, will foster brand loyalty and increase the likelihood that, over time, more customers will trade-up through the Company's line of products. Attracting larger numbers of first-time buyers is important to the Company because of the Company's belief that many recreational vehicle customers purchase multiple recreational vehicles during their lifetime.

PRODUCTS

    The Company currently manufactures ten motor coach and five towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range. The Company's product offerings currently target three segments of the recreational vehicle market: Class A motor coaches, fifth wheel trailers and travel trailers. The Company does not currently compete, and has no present plans to compete, in any other segment of the recreational vehicle industry. The following table highlights the Company's product offerings as of March 1, 1997:

                          COMPANY MOTOR COACH PRODUCTS

                                                     CURRENT SUGGESTED
MODEL                                                RETAIL PRICE RANGE          BRAND
--------------------------------------------------  --------------------  -------------------
Royale Coach......................................     $550,000-$750,000  Monaco
Signature Series..................................     $300,000-$400,000  Monaco
Executive.........................................     $250,000-$300,000  Monaco
Navigator.........................................     $250,000-$300,000  Holiday Rambler
Dynasty...........................................     $205,000-$240,000  Monaco
Imperial..........................................     $190,000-$210,000  Holiday Rambler
Windsor...........................................     $150,000-$175,000  Monaco
Endeavor-Diesel...................................     $130,000-$145,000  Holiday Rambler
Endeavor-Gasoline.................................     $ 80,000-$ 95,000  Holiday Rambler
Vacationer........................................     $ 60,000-$ 85,000  Holiday Rambler

                            COMPANY TOWABLE PRODUCTS

                                                     CURRENT SUGGESTED
MODEL                                                RETAIL PRICE RANGE          BRAND
--------------------------------------------------  --------------------  -------------------
Imperial Fifth Wheel..............................     $ 50,000-$ 70,000  Holiday Rambler
Aluma-Lite Fifth Wheel............................     $ 35,000-$ 50,000  Holiday Rambler
Alumascape Fifth Wheel............................     $ 20,000-$ 35,000  Holiday Rambler

Aluma-Lite Travel Trailer.........................     $ 25,000-$ 45,000  Holiday Rambler
Alumascape Travel Trailer.........................     $ 15,000-$ 25,000  Holiday Rambler

    In 1996, the average unit wholesale selling prices of the Company's motor coaches, fifth wheel trailers and travel trailers were approximately $103,000, $33,500 and $20,500, respectively.

    The Company's recreational vehicles are designed to offer all the comforts of home within a 190 to 400 square foot area. Accordingly, the interior of the recreational vehicle is designed to maximize use of available space. The Company's products are designed with five general areas, all of which are smoothly integrated to form comfortable and practical mobile accommodations. The five areas are the living room, kitchen, dining room, bathroom and bedroom. For each model, the Company offers a variety of interior layouts.

    Each of the Company's recreational vehicles comes fully equipped with a wide range of kitchen and bathroom appliances, audio and visual electronics, communication devices, and other amenities, including couches, dining tables, closets and storage spaces. All of the Company's recreational vehicles incorporate products from well-recognized suppliers, including stereos, video cassette recorders and televisions from Quasar and Sony, microwave ovens from Sharp and General Electric, stoves and ranges from KitchenAid and Modern Maid, and refrigerators from Dometic and Norcold. The Company's high end products offer top-of-the-line amenities, including 20" Sony stereo televisions, fully automatic DSS (satellite) systems, Corian kitchen and bath countertops, imported ceramic tile and leather furniture.

PRODUCT DESIGN

    To address changing consumer preferences, the Company modifies and improves its products each model year and typically redesigns each model every three or four years. The Company's designers work with the Company's marketing, manufacturing and service departments to design a product that is appealing to consumers, practical to manufacture and easy to service. The designers try to maximize the quality and value of each model at the strategic retail price point for that model. The marketing and sales staffs suggest features or characteristics that they believe could be integrated into the various models to differentiate the Company's products from those of its competitors. By working with manufacturing personnel, the Company's product designers engineer the recreational vehicles so that they can be built efficiently and with high quality. Service personnel suggest ideas to improve the serviceability and reliability of the Company's products and give the designers feedback on the Company's past designs.

    The exteriors of the Company's recreational vehicles are designed to be aesthetically appealing to consumers, aerodynamic in shape for fuel efficiency and practical to manufacture. Larry Shinoda, who is credited with designing the 1963 Corvette Stingray automobile, assists as a consultant to the Company in the design process. The Company also has an experienced team of computer-aided-design personnel to complete the product design and produce prints from which the products will be manufactured.

SALES AND MARKETING

    DEALERS

    Over the past five years, the Company has expanded its dealer network from 34 dealerships in 1992 to 173 dealerships primarily located in the United States and Canada at December 28, 1996, including 116 dealerships added as a result of the Holiday Acquisition. The Company's dealerships generally sell either Monaco motor coaches or Holiday Rambler motor coaches and towables. The Company intends to expand its dealer network, primarily by adding towables-only dealers. The Company maintains an internal sales organization consisting of 17 account executives who service the Company's dealer network, including five recently hired account executives who will be focusing exclusively on the towables market.

    The Company analyzes and selects new dealers on the basis of such criteria as location, marketing ability, sales history, financial strength and the capability of the dealer's repair services. The Company provides its dealers with a wide variety of support services, including advertising subsidies and technical training, and offers certain model pricing discounts to dealers who exceed wholesale purchase volume milestones. The Company's sales staff is also available to educate dealers about the characteristics and advantages of the Company's recreational vehicles compared with competing products. The Company offers dealers geographic exclusivity to carry a particular model. While the Company's dealership contracts have renewable one or two-year terms, historically the Company's dealer turnover rate has been low.

    Dealers typically finance their inventory through revolving credit facilities established with asset-based lending institutions, including specialized finance companies and banks. It is industry practice that such "floor plan" lenders require recreational vehicle manufacturers to agree to repurchase (for a period of 12 to 18 months from the date of the dealer's purchase) motor coaches and towables previously sold to the dealer in the event the dealer defaults on its financing agreements. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-- Liquidity and Capital Resources", and Note 17 of Notes to the Company's Consolidated Financial Statements. The Company was not required to repurchase any of its products in 1996 pursuant to these repurchase agreements.

    As a result of the Holiday Acquisition, the Company acquired ten retail dealerships (the "Holiday World Dealerships"). The Company sold seven of these Holiday World Dealerships in 1996 and plans to sell the remaining three dealerships.

    ADVERTISING AND PROMOTION

    The Company advertises regularly in trade journals and magazines, participates in cooperative advertising programs with its dealers, and produces color brochures depicting its models' performance features and amenities. The Company also promotes its products with direct incentive programs to dealer sales personnel linked to sales of particular models.

    A critical marketing activity for the Company is its participation in the more than 150 recreational vehicle trade shows and rallies each year. National trade shows and rallies, which can attract as many as 40,000 attendees, are an integral part of the Company's marketing process because they enable dealers and potential retail customers to compare and contrast all the products offered by the major recreational vehicle manufacturers. Setting up attractive display areas at major trade shows to highlight the newest design innovations and product features of its products is critical to the Company's success in attracting and maintaining its dealer network and in generating enthusiasm at the retail customer level. The Company also provides complimentary service for minor repairs to its customers at several rallies and trade shows.

    The Company attempts to encourage and reinforce customer loyalty through clubs for the owners of its products so that they may share experiences and communicate with each other. The Company's clubs currently have more than 14,000 members. The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company's new models and obtain maintenance and service guidance. Attendance at Company-sponsored rallies can be as high as 1,800 recreational vehicles. The Company frequently receives support from its dealers and suppliers to host these rallies.

CUSTOMER SERVICE

    The Company believes that customer satisfaction is vitally important in the recreational vehicle market because of the large number of repeat customers and the rapid communication of business reputations among recreational vehicle enthusiasts. The Company also believes that service is an integral part of the total product the Company delivers and that responsive and professional customer service is consistent with the premium image the Company strives to convey in the marketplace.

    The Company offers a warranty to all purchasers of its new vehicles. The Company's current warranty covers its products for one year. In addition, customers are protected by the warranties of major component suppliers such as those of Cummins Engine Company, Inc. ("Cummins") (diesel engines), Eaton Corporation ("Eaton") (axles), Allison Transmission Division of General Motors Corporation ("Allison") (transmissions) and Chevrolet Motor Division of General Motors Corporation ("Chevrolet"), Ford Motor Company ("Ford") and Freightliner Custom Chassis Corporation ("Freightliner") (chassis). The Company's warranty covers all manufacturing-related problems and part and system failures, regardless of whether the repair is made at a Company facility or by one of the Company's dealers or authorized service centers. As of December 28, 1996, the Company had 173 dealerships providing service to owners of the Company's products. In addition, owners of the Company's diesel products have access to the entire Cummins dealer network, which includes over 2,000 repair centers.

    The Company operates service centers in Coburg, Oregon and Elkhart and Wakarusa, Indiana. The Company currently has approximately 180 employees in customer service. The Company maintains individualized production records and a computerized warranty tracking system which enable the Company's service personnel to identify problems quickly and to provide individualized customer service. While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center. The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company's customers and to quickly address their technical problems.

MANUFACTURING

    The Company currently operates manufacturing facilities in Coburg, Oregon, where it manufactures Signature Series, Executive, Dynasty and Navigator motor coaches; in Elkhart, Indiana, where it manufactures Dynasty and Windsor motor coaches and Alumascape fifth wheel and travel trailers; and in

Wakarusa, Indiana, where it manufactures Imperial, Endeavor and Vacationer motor coaches and Imperial and Aluma-Lite fifth wheel and travel trailers. The Company also operates its Royale Coach bus conversion facility in Elkhart, Indiana. The Company's current motor coach production capacity is three units per day at its Coburg facility, and a combined 11.5 units per day at its Wakarusa and Elkhart facilities. The Company's production of motor coaches has been limited by capacity constraints in recent years. The Company's current towables production capacity is a combined 16 units per day at its Wakarusa and Elkhart facilities.

    The Company is in the process of expanding its manufacturing capacity at its Wakarusa location and has leased an additional facility in Springfield, Oregon. The new Wakarusa facility, which is expected to be operational by the end of the second quarter of 1997, will enable the Company to consolidate Indiana motor coach production in Wakarusa, freeing up existing space at the Elkhart facility which may be used to increase production of towable products. As part of the new Wakarusa facility, the Company may construct a new paint facility in order to take advantage of the benefits of vertical integration and reduce production costs. The Springfield towables facility is expected to be operational in the third quarter of 1997. Upon completion of the expansion of its manufacturing capacity, the Company should have motor coach production capacity of 25 units per day in Wakarusa, and three units per day in Coburg, and towables production capacity of a combined 16 units per day in its Elkhart and Wakarusa facilities, and eight units per day in Springfield. The Company believes that this expanded manufacturing capacity will free the Company from capacity constraints on its motor coaches and allow the Company to gradually increase its overall production volumes for motor coaches and towables, consistent with anticipated market demand.

    The Company believes that its manufacturing process is one of the most vertically integrated in the recreational vehicle industry. By manufacturing a variety of items, including the Roadmaster semi-monocoque chassis, plastic components, some of its cabinetry and fiberglass parts, as well as many subcomponents, the Company maintains increased control over scheduling, component production and overall product quality. In addition, vertical integration enables the Company to be more responsive to market dynamics.

    Each facility has several stations for manufacturing, organized into four broad categories: chassis manufacturing, body manufacturing, painting and finishing. It takes from three weeks to two months to build each unit, depending on the product. The Company keeps a detailed log book during the manufacture of each product and has a computerized service tracking system.

    Each unit is given an inspection during which its appliances and plumbing systems are thoroughly tested. As a final quality control check, each motor coach is given a road test. To further ensure both dealer and end-user satisfaction, the Company pays a unit fee per recreational vehicle to its dealers so that they will thoroughly inspect each product upon delivery, and return a detailed report form.

    The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 750 vendors. These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle. The Company attempts to minimize its level of inventory by ordering most parts as it needs them. Certain key components that require longer purchasing lead times are ordered based on planned needs. Examples of these components are diesel engines, axles, transmissions, chassis and interior designer fabrics. The Company has a variety of major suppliers, including Allison, Chevrolet, Cummins, Eaton, Ford and Freightliner. The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them. To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis and transmissions in stock or available at the suppliers' facilities and believes that, in an emergency, other suppliers could fill the Company's needs on an interim basis. However, there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

BACKLOG

    The Company's products are generally manufactured against orders from the Company's dealers. As of December 28, 1996, the Company's backlog of orders was $100.2 million compared with the combined Monaco and Holiday Rambler backlog of $64.5 million at December 30, 1995. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

COMPETITION

    The market for recreational vehicles is highly competitive. The Company currently encounters significant competition at each price point for its recreational vehicle products. The Company believes that the principal competitive factors that affect the market for the Company's products include product quality, product features, reliability, performance, quality of support and customer service, loyalty of customers, brand recognition and price. The Company believes that it competes favorably against its competitors with respect to each of these factors. The Company's competitors include, among others:
Coachmen Industries, Inc., Fleetwood Enterprises, Inc., National R.V. Holdings, Inc., Skyline Corporation, SMC Corporation, Thor Industries, Inc. and Winnebago Industries, Inc. Some of the Company's competitors have significantly greater financial resources and more extensive marketing capabilities than the Company. There can be no assurance that either existing or new competitors will not develop products that are superior to or that achieve better consumer acceptance than the Company's products, or that the Company will continue to remain competitive.

GOVERNMENT REGULATION

    The manufacture and operation of recreational vehicles are subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act and safety standards for recreational vehicles and their components that have been promulgated by the Department of Transportation. These standards permit the National Highway Traffic Safety Administration to require a manufacturer to repair or recall vehicles with safety defects or vehicles that fail to conform to applicable safety standards. Because of its sales in Canada, the Company is also governed by similar laws and regulations promulgated by the Canadian government. The Company has on occasion voluntarily recalled certain products. The Company's operating results could be adversely affected by a major product recall or if warranty claims in any period exceed warranty reserves.

    The Company is a member of the Recreation Vehicle Industry Association (the "RVIA"), a voluntary association of recreational vehicle manufacturers and suppliers, which promulgates recreational vehicle safety standards. Each of the products manufactured by the Company has an RVIA seal affixed to it to certify that such standards have been met.

    Many states regulate the sale, transportation and marketing of recreational vehicles. The Company is also subject to state consumer protection laws and regulations, which in many cases require manufacturers to repurchase or replace chronically malfunctioning recreational vehicles. Some states also legislate additional safety and construction standards for recreational vehicles.

    The Company is subject to regulations promulgated by the Occupational Safety and Health Administration ("OSHA"). The Company's plants are periodically inspected by federal or state agencies, such as OSHA, concerned with workplace health and safety.

    The Company believes that its products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of the foregoing regulations and the implementation of new regulations could significantly increase the cost of manufacturing, purchasing, operating or selling the Company's products and could materially and adversely affect the Company's net sales and operating results. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or cessation of operations.

    The Company is subject to product liability and warranty claims arising in the ordinary course of business. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company's current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $26.0 million for each occurrence and $27.0 million in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, operating results and financial condition.

    Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional laws and regulations will be applicable to the Company and its products in the future. Furthermore, no assurance can be given that any increase in personal income tax rates will not have a material adverse effect on the Company's business, operating results and financial condition.

ENVIRONMENTAL REGULATION AND REMEDIATION

    REGULATION

    The Company's recreational vehicle manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment and disposal of hazardous materials. These laws are often revised and made more stringent, and it is likely that future amendments to these laws will impact the Company's operations.

    The Company has submitted applications for "Title V" air permits for its operations in Elkhart, Indiana and Wakarusa, Indiana and is in the process of preparing such applications for its facilities in Coburg, Oregon and the expansion of its operations in Wakarusa. The Company has provided the relevant state agency with a schedule of completion for the Coburg application, which will be filed after the regulatory deadline, and the agency has indicated to the Company that the schedule will be acceptable.

    The Company does not currently anticipate that any additional air pollution control equipment will be required as a condition of receiving new air permits, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.

    While the Company has in the past provided notice to the relevant state agencies that air permit violations have occurred at its facilities, the Company has resolved all such issues with those agencies, and the Company believes that there are no ongoing violations of any of its existing air permits at any of its owned or leased facilities at this time. However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly clean-up or capital expenditures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

    REMEDIATION

    The Company has identified petroleum and/or solvent ground contamination at the Elkhart, Indiana manufacturing facility, at the Wakarusa, Indiana manufacturing facility and the Leesburg, Florida dealership acquired in the Holiday Acquisition. The Company has remediated the Elkhart site and recommended to the relevant Indiana regulatory authority that no further action be taken because the remaining contaminants are below the state's clean-up standards. The Company currently expects that the regulatory authority will concur with this finding, although there is no assurance that such approval will be forthcoming or that the regulatory authority will not require additional investigation and/or remediation. The Company is investigating the Wakarusa site and expects soon to recommend to the relevant regulatory authority that no further action be taken at that site based on its consultant's view that there is a limited risk associated with the remaining contamination. It is unclear whether the regulatory authority will concur in this finding or whether additional remediation will be required. In Florida, the Company and its consultants are conducting investigations to determine the appropriate remediation program to recommend to the relevant Florida regulatory authority for the contamination associated with former underground storage tanks at the Leesburg dealership. With regard to the Wakarusa and Leesburg sites, the Company is indemnified by Harley-Davidson for investigation and remediation costs incurred by the Company (subject to a $300,000 deductible in the case of the Wakarusa site and subject to a $10 million maximum in the case of the Wakarusa site and a $5 million maximum in the case of the Leesburg site for such matters, such as these, that were indentified at the closing of the Holiday Acquisition).

    The Company does not believe that any costs it will bear with respect to continued investigation or remediation of the foregoing locations and other facilities currently or formerly owned or occupied by the Company will have a material adverse effect upon the Company's business, results of operations or financial condition. Nevertheless, there can be no assurance that the Company will not discover additional environmental problems or that the cost to the Company of the remediation activities will not exceed the Company's expectations.

EMPLOYEES

    As of December 28, 1996, the Company had 2,183 employees, including 1,773 in production, 48 in sales, 174 in service and 188 in management and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good.

DEPENDENCE ON KEY PERSONNEL

    The Company's future prospects depend upon its key management personnel, including Kay L. Toolson, the Company's Chief Executive Officer. The loss of one or more of these key management personnel could adversely affect the Company's business. The prospects of the Company also depend in part on its ability to attract and retain qualified technical, manufacturing, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

ITEM 2.  PROPERTIES

    The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company's current and planned manufacturing facilities:

                                                                       APPROXIMATE
                                                                          SQUARE
MANUFACTURING FACILITY                           OWNED/LEASED            FOOTAGE     PRODUCTS MANUFACTURED
-----------------------------------------------  --------------------  ------------  -----------------------------
Coburg, Oregon.................................  Owned                     300,000   Motor Coaches
Elkhart, Indiana...............................  Owned                     325,000   Motor Coaches, Towables
Elkhart, Indiana...............................  Leased                     28,000   Bus Conversions
Wakarusa, Indiana..............................  Owned/Leased(1)           516,000   Motor Coaches, Towables
Wakarusa, Indiana(2)...........................  Owned                     500,000   Motor Coaches
Springfield, Oregon(3).........................  Leased                    100,000   Towables

------------------------

(1) The Company leases approximately 110,510 square feet of this facility.

(2) Includes approximately 400,000 square feet currently under construction, which is expected to be operational by the end of the second quarter of 1997.

(3) Expected to be operational in the third quarter of 1997.

    As of March 1, 1997, the Company's production of motor coaches is capacity constrained. After the new Wakarusa, Indiana and Springfield, Oregon plants are operational and the transfer of the Elkhart, Indiana motor coach production has been successfully completed, the Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future. Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company's foreseeable needs would be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in legal proceedings arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, in connection with the Holiday Acquisition, the Company assumed most of the liabilities of that business, including product liability and warranty claims. The Company does not believe that the outcome of its pending legal proceedings, net of insurance coverage, will have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MCCO." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                                            HIGH        LOW
                                                                          ---------  ---------
1995
  First Quarter.........................................................     $16.50     $14.00
  Second Quarter........................................................      16.50      13.75
  Third Quarter.........................................................      16.00      12.25
  Fourth Quarter........................................................      13.00       8.25

1996
  First Quarter.........................................................      14.25       8.50
  Second Quarter........................................................      14.00      11.50
  Third Quarter.........................................................     14.625     10.625
  Fourth Quarter........................................................      16.50      12.25

1997
  First Quarter (through March 17, 1997)................................      22.50      15.50

    On March 17, 1997 the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $20.00. As of March 17, 1997, there were approximately 105 holders of record of the Company's Common Stock.

    The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's existing loan agreements prohibit the payment of dividends on the Common Stock without the lender's consent.

    The market price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of new products by the Company or its competitors, general conditions in the recreational vehicle market and other events or factors. In addition, the stocks of many recreational vehicle companies have experienced price and volume fluctuations which have not necessarily been directly related to the companies' operating performance, and the market price of the Company's Common Stock could experience similar fluctuations.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The Consolidated Statements of Income Data set forth below with respect to fiscal years 1994, 1995 and 1996, and the Consolidated Balance Sheet Data at December 30, 1995 and December 28, 1996, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 1992 and 1993 and the Consolidated Balance Sheet Data at January 2, 1993, January 1, 1994 and December 31, 1994 are derived from audited financial statements of the Predecessor and the Company, respectively, not included in this Annual Report on Form 10-K. The Company's fiscal year consists of three 13-week quarters and a fourth quarter ending on the Saturday closest to the end of the calendar year. References to 1994, 1995 and 1996 refer to the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996, respectively.

    The data set forth in the following table should be read in conjunction with, and are qualified in their entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                                         COMPANY
                                                   PREDECESSOR(1)      --------------------------------------------
                                               ----------------------
                                                          TWO MONTHS   TEN MONTHS
                                                             ENDED        ENDED
                                                          -----------  -----------            FISCAL YEAR
                                                           MARCH 4,      JAN. 1,    -------------------------------
                                                 1992        1993         1994        1994       1995      1996(2)
                                               ---------  -----------  -----------  ---------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA AND CONSOLIDATED OPERATING
                                                                              DATA)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net sales....................................  $  64,338   $  12,026    $  65,964   $ 107,300  $ 141,611  $ 365,638
Cost of sales................................     54,310      10,202       56,141      89,894    124,592    317,909(3)
                                               ---------  -----------  -----------  ---------  ---------  ---------
    Gross profit.............................     10,028       1,825        9,823      17,406     17,019     47,729
Selling, general and administrative
  expenses...................................      3,922       1,202        4,036       7,184      8,075     33,299
Management fees to stockholders..............        800         159          205          72         72         72
Amortization of goodwill.....................         --          --          431         517        517        617
                                               ---------  -----------  -----------  ---------  ---------  ---------
    Operating income.........................      5,306         464        5,151       9,633      8,355     13,741
Other expense (income), net..................         (8)         (5)         (11)       (153)        40       (244)
Interest expense.............................        163           5        1,308          69        298      3,914
                                               ---------  -----------  -----------  ---------  ---------  ---------
    Income from continuing operations before
      provision for income taxes.............      5,151         464        3,855       9,717      8,017     10,071
Provision for income taxes...................         --          --        1,553       3,776      3,119      4,162
Pro forma provision for income taxes.........      1,999(4)        181(4)         --        --        --         --
                                               ---------  -----------  -----------  ---------  ---------  ---------
    Net income...............................      3,152         283        2,302(5)     5,941     4,898      5,909
Redeemable Preferred Stock dividends.........         --          --           --          --         --        (75)
Accretion of Redeemable Preferred Stock......         --          --           --          --         --        (84)
                                                                                                          ---------
Net income attributable to common stock......  $   3,152   $     283    $   2,302(5) $   5,941 $   4,898  $   5,750
                                               ---------  -----------  -----------  ---------  ---------  ---------
                                               ---------  -----------  -----------  ---------  ---------  ---------
Earnings per common share....................         --          --    $    0.67(5) $    1.33 $    1.09  $    1.26(6)
                                                                       -----------  ---------  ---------  ---------
                                                                       -----------  ---------  ---------  ---------
Weighted average common shares outstanding...         --          --        3,416       4,473      4,475      4,678

                                                             PREDECESSOR                   COMPANY
                                                             -----------  ------------------------------------------
                                                               JAN. 2,     JAN. 1,   DEC. 31,   DEC. 30,   DEC. 28,
                                                                1993        1994       1994       1995       1996
                                                             -----------  ---------  ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital............................................   $   5,577   $   2,918  $   5,910  $   3,795  $   4,502
Total assets...............................................      11,092      40,052     48,219     68,502    135,368
Long-term borrowings, less current portion.................          --          --         --      5,000     16,500
Redeemable Preferred Stock.................................          --          --         --         --      2,687
Total stockholders' equity.................................       6,431      26,951     32,945     37,930     43,807

------------------------------
(1) The Company commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."
(2) Includes the operations of Holiday Rambler and the Holiday World Dealerships from March 4, 1996. The Holiday World Dealerships generated $25.0 million in net sales in 1996, which included the sale of 820 units that were either previously owned or not Holiday Rambler units, as well as service revenues. The Company sold seven Holiday World Dealerships in 1996 and intends to sell the three remaining dealerships.
(3) Includes a $1.7 million increase in cost of sales resulting from the sale of inventory that was written up to fair value at the date of the Holiday Acquisition.
(4) The Predecessor was an S Corporation not subject to federal and certain state income taxes during the periods indicated. The pro forma provision for income taxes reflects the effect of the federal and state income taxes as if the Predecessor had been a C Corporation, based on the effective tax rates that would have been in effect during these periods.
(5) Excludes an extraordinary charge of $558,000, net of tax effect, or $0.16 per share.
(6) 1996 earnings per common share are fully diluted earnings per common share. Includes a one time charge of $0.22 per share, net of tax effect, related to the inventory write-up described in Note 3 above. Excluding this charge, fully diluted earnings per common share would have been $1.48 per share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is the successor to a company formed in 1968 and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The Predecessor's management and the manufacturing of its High-Line Class A motor coaches were largely unaffected by the Predecessor Acquisition. However, the Company's consolidated financial statements for fiscal years 1994, 1995 and 1996 all contain Predecessor Acquisition-related expenses, consisting primarily of the amortization of acquired goodwill.

    On March 4, 1996, the Company acquired from Harley-Davidson certain assets of Holiday Rambler in exchange for $21.5 million in cash, 65,217 shares of Redeemable Preferred Stock (which is currently convertible into 230,767 shares of Common Stock), and the assumption of most of the liabilities of Holiday Rambler. Concurrently, the Company acquired ten Holiday World Dealerships for $13.0 million, including a $12.0 million subordinated promissory note, and the assumption of certain liabilities. The Company sold seven Holiday World Dealerships in 1996, retired the $12.0 million note from the proceeds of these sales, and intends to sell the remaining three dealerships. The Holiday Acquisition was accounted for using the purchase method of accounting.

    Beginning on March 4, 1996, the acquired operations were incorporated into the Company's consolidated financial statements. The Company's consolidated financial statements for the fiscal year ended December 28, 1996 contain expenses related to the Holiday Acquisition, primarily consisting of a $1.7 million increase in cost of sales resulting from the sale of inventory in the first and second quarters that was written up to fair value at the date of the Holiday Acquisition, interest expense, the amortization of debt issuance costs and Holiday Acquisition goodwill.

RESULTS OF OPERATIONS

    1996 COMPARED WITH 1995

    Net sales increased 158.2% from $141.6 million in 1995 to $365.6 million in 1996, primarily due to the Holiday Acquisition. Excluding the Holiday Acquisition, net sales of Monaco motor coaches decreased 3.4% from $141.6 million in 1995 to $136.8 million in 1996, primarily due to difficulties in achieving higher production rates of motor coaches at its Coburg facility, which commenced operations in late 1995. Net sales in 1996 also included $25.0 million of sales of units that were either previously owned or not Holiday Rambler units and service revenues generated by the Holiday World Dealerships. The Company's overall unit sales increased almost five-fold from 982 units in 1995 to 4,710 units in 1996 (excluding 820 units sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units). The Company's overall average unit selling price declined from $145,600 in 1995 to $66,500 in 1996, primarily as a result of the Company selling a significantly large number of lower priced Holiday Rambler products, particularly towable products. Due to the inclusion of Holiday Rambler's generally lower priced products, the Company expects its overall average unit selling price to remain below $100,000.

    Gross profit increased by $30.7 million from $17.0 million in 1995 to $47.7 million in 1996 and gross margin increased from 12.0% in 1995 to 13.1% in 1996. The increase in gross profit and gross margin was limited by a $1.7 million increase in cost of sales as a result of an inventory write-up to fair value arising from the Holiday Acquisition. Without this charge, gross margin would have been 13.5% for 1996. Gross margin in 1995 was depressed primarily due to start-up inefficiencies relating to the Windsor model and unexpected costs associated with making three model changes simultaneously. One of the Company's objectives continues to be to improve individual model gross margins, primarily through additional purchasing and manufacturing synergies anticipated to be derived from the Holiday Acquisition. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

    Selling, general and administrative expenses increased by $25.2 million from $8.1 million in 1995 to $33.3 million in 1996 and increased as a percentage of net sales from 5.7% in 1995 to 9.1% in 1996. The increase in selling, general and administrative expenses in dollars and as a percentage of net sales in 1996 was primarily attributable to the addition of the Holiday Rambler operations that have traditionally had higher selling, general and administrative expenses as a percentage of net sales than Monaco. In addition, the Company's selling, general and administrative expenses in 1995 were unusually low, both in dollars and as a percentage of net sales, in part because of lower than normal incentive-based compensation. The Company expects continued reduction of Holiday Rambler's selling, general and administrative expenses as a percentage of net sales; however, the combined Company's selling, general and administrative expenses as a percentage of net sales is expected to remain higher than the level prior to the Holiday Acquisition.

    Amortization of goodwill was $617,000 in 1996 compared with $517,000 in 1995. At December 28, 1996, goodwill arising from the Predecessor Acquisition, net of accumulated amortization, was $18.7 million, which is currently being amortized on a straight-line basis over 40 years. Goodwill of approximately $2.2 million was acquired in the Holiday Acquisition and is being amortized over 20 years.

    Operating income was $13.7 million in 1996, a $5.4 million increase over the $8.4 million in 1995. The increase in the Company's gross margin was less than the increase in selling, general and administrative expenses as a percentage of net sales, resulting in a decline in operating margin from 5.9% in 1995 to 3.8% in 1996. The Company's operating margin was adversely affected in 1996 by a $1.7 million expense related to an inventory write-up to fair value as a result of the Holiday Acquisition. Without that charge, the Company's operating margin would have been 4.2% for the year.

    Interest expense increased substantially from $298,000 in 1995 to $3.9 million in 1996. The Company's 1996 interest expense included approximately $992,000 of floor plan interest expense relating to the Holiday World Dealerships. Additionally, 1996 interest expense included $343,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period. The Company capitalized approximately $244,000 of interest in 1996 primarily due to the purchase of the Holiday World Dealerships and construction in progress at the manufacturing facility in Wakarusa, Indiana. The Company capitalized $625,000 of interest in 1995 related to the expansion of its Coburg, Oregon facility.

    The Company reported a provision for income taxes of $4.2 million, or an effective tax rate of 41%, for 1996 compared to $3.1 million, or an effective tax rate of 39%, for the comparable period in 1995.

    Net income increased by $1.0 million from $4.9 million in 1995 to $5.9 million in 1996 due to substantial increases in net sales and operating income that more than offset increases in interest and amortization expense.

    1995 COMPARED WITH 1994

    Net sales for 1995 increased by $34.3 million from $107.3 million in 1994 to $141.6 million in 1995, a 32.0% increase. The increase was attributable primarily to net sales of the Company's Windsor model motor coach, which was introduced in 1994 and, to a lesser extent, net sales of its Dynasty model motor coach, offset by decreases in the net sales of its Signature and Executive model motor coaches. Total unit net sales for 1995 were up 37.0% over 1994 while the Company's average unit selling price decreased 3.7%, with a 6.0% increase for same models being offset by a shift in the mix of motor coaches sold towards the Company's lower priced models, Windsor and Dynasty.

    Gross profit for 1995 decreased $388,000, or 2.2%, and gross margin decreased to 12.0% from 16.2% in the prior year. The decrease in gross margin in 1995 was attributable to several factors. In the first half of 1995, the Company experienced start-up inefficiencies related to the Windsor model resulting in lower than projected gross margins. In addition, the Company encountered many unexpected costs in making three model changes simultaneously during the third quarter. These costs, combined with a sales mix that included a lower-than-anticipated percentage of higher margin Signature and Executive motor coaches, significantly lowered the Company's gross margin for the year.

    Selling, general, and administrative expenses increased by $890,000, or 12.4%, in 1995, but decreased as a percentage of net sales to 5.7% in 1995 from 6.7% in 1994. The decline in selling, general, and administrative expenses as a percentage of net sales was due to a combination of marketing and administrative efficiencies related to the Company's increased sales level and a significant decline, both in dollars and as a percentage of net sales, in incentive-based compensation.

    Amortization of goodwill arising from the Predecessor Acquisition was $517,000 in 1995, the same as in 1994.

    Operating income for 1995 was $8.4 million, a $1.3 million decrease from 1994. The Company's lower gross margin resulted in a decline in operating margin from 9.0% in 1994 to 5.9% in 1995.

    Interest expense increased from $69,000 in 1994 to $298,000 in 1995 due to higher outstanding borrowings. The Company capitalized approximately $625,000 of interest paid in 1995 that was incurred in connection with the construction of a new manufacturing facility in Coburg, Oregon.

    Net income of $4.9 million in 1995 was $1.0 million lower than that reported for 1994. The decline was attributable to the substantial increase in net sales being more than offset by the reduction in gross margin, lower operating income and higher interest expense.

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations for the periods presented.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS" OR "ANTICIPATES" OR SIMILAR EXPRESSIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE FACTORS DESCRIBED BELOW. THE COMPANY CAUTIONS THE READER, HOWEVER, THAT THIS LIST OF FACTORS MAY NOT BE EXHAUSTIVE.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter. Demand in the overall recreational vehicle industry generally declines during the winter months, while sales and revenues are generally higher during the spring and summer months. With the broader range of recreational vehicles now offered by the Company as a result of the Holiday Acquisition, seasonal factors could have a significant impact on the Company's operating results in the future. In addition, unusually severe weather conditions in certain markets could delay the timing of shipments from one quarter to another.

    CYCLICALITY The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles (excluding conversion vehicles) reached a peak of approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996. Although unit sales of High-Line Class A motor coaches have increased in each year since 1989, there can be no assurance that this trend will continue. Furthermore, as a result of the Holiday Acquisition, the Company offers a much broader range of recreational vehicle products and will likely be more susceptible to recreational vehicle industry cyclicality than in the past. Factors affecting cyclicality in the recreational vehicle industry include fuel availability and fuel prices, prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence. In particular, interest rates rose significantly in 1994 and while recent interest rates have not had a material adverse effect on the Company's business, no assurances can be given that an increase in interest rates would not have a material adverse effect on the Company's business, results of operations and financial condition.

    MANAGEMENT OF GROWTH As a result of the Holiday Acquisition, the Company has experienced significant growth in the number of its employees, in the size of its manufacturing operations and in the scope of its business. This growth has resulted in the addition of new management personnel, increased responsibilities for existing management personnel, and has placed added pressure on the Company's operating, financial and management information systems. While management believes it has substantially completed the integration of Holiday Rambler's operations and personnel into the Company, due to the large size of the Holiday Acquisition relative to the Company, there can be no assurance that the Company will not encounter problems in the future associated with the integration of the acquisition or that the anticipated benefits of the Holiday Acquisition will be fully realized. In addition, there can be no assurance that the Company will adequately support and manage the growth of its business and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

    MANUFACTURING EXPANSION The Company significantly increased its manufacturing capacity in 1995 by expanding its Elkhart, Indiana facility and opening its Coburg, Oregon facility. In order to meet market demand and realize manufacturing efficiencies, the Company is constructing a new motor coach manufacturing facility in Wakarusa, Indiana, is relocating its Elkhart, Indiana motor coach production to the new Wakarusa facility, and is also planning to open a Springfield, Oregon facility to manufacture towables. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected production difficulties. In 1995, the Company experienced start-up inefficiencies in manufacturing the Windsor model, and, beginning in 1996, the Company experienced difficulty in increasing production rates of motor coaches at its Coburg facility. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

    The set-up and scale-up of production facilities in Wakarusa and Springfield involve various risks and uncertainties, including timely performance of a large number of contractors, subcontractors, suppliers and various government agencies that regulate and license construction, each of which is beyond the control of the Company. The set-up of the new facilities involves risks and costs associated with the development and acquisition of new production lines, molds and other machinery, the training of employees, and compliance with environmental, health and safety and other regulatory requirements. The inability of the Company to complete the set-up of its Wakarusa and Springfield facilities and to commence full-scale commercial production in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, at such time as the Company commences production at these new facilities, it may from time to time experience lower than anticipated yields or production constraints that may adversely affect its ability to satisfy customer orders. Any prolonged inability to satisfy customer demand could have a material adverse effect on the Company's business, results of operations and financial condition.

    CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 173 dealerships located primarily in the United States and Canada at the end of 1996, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10.0% of the Company's net sales in 1996, the top three dealers accounted for approximately 22.5% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Sales and Marketing."

    POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. In 1993, the Company's then third largest dealer went into default with its lenders, and the Company was required to repurchase 16 motor coaches. Although the Company was able to resell these motor coaches within three months, the Company incurred expenses of approximately $291,000 in connection with this dealer's default. Additionally, the need to resell these motor coaches and the loss of that dealer temporarily limited the Company's sales of new motor coaches. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $105.7 million as of December 28, 1996, with approximately 8.5% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 17 of Notes to the Company's Consolidated Financial Statements.

    AVAILABILITY AND COST OF FUEL An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could have a material adverse effect on the Company's business, results of operations and financial condition. Diesel fuel and gasoline have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of diesel fuel or gasoline will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on diesel fuel or gasoline will not significantly increase in the future, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis for certain of its Holiday Rambler products (Chevrolet, Ford and Freightliner). The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. Although the Company believes that adequate alternative suppliers exist for each of these components, an extended delay or interruption in the supply of any of the components currently obtained from a single source supplier or limited supplier could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-- Manufacturing."

    NEW PRODUCT INTRODUCTIONS The Company believes that the introduction of new features and new models will be critical to its future success. Delays in the introduction of new models or product features or a lack of market acceptance of new models or features and/or quality problems with new models or features could have a material adverse effect on the Company's business, results of operations and financial condition. For example, in the third quarter of 1995 the Company incurred unexpected costs associated with three model changes introduced in that quarter which adversely affected the Company's gross margin. There also can be no assurance that product introductions in the future will not divert revenues from existing models and adversely affect the Company's business, results of operations and financial condition.

    COMPETITION The market for the Company's products is highly competitive. The Company currently competes with a number of other manufacturers of motor coaches, fifth wheel trailers and travel trailers, some of which have significantly greater financial resources and more extensive marketing capabilities than the Company. There can be no assurance that either existing or new competitors will not develop products that are superior to, or that achieve better consumer acceptance than, the Company's products, or that the Company will continue to remain competitive. See "Business--Competition."

    RISKS OF LITIGATION The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, as a result of the Holiday Acquisition, the Company assumed most of the liabilities of Holiday Rambler, including product liability and warranty claims. Although the Company does not believe that the outcome of any pending litigation, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company, due to the inherent uncertainties associated with litigation, there can be no assurance in this regard.

    To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company's current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $26.0 million for each occurrence and $27.0 million in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, results of operations and financial condition.

    ENVIRONMENTAL REGULATION AND REMEDIATION

    REGULATION The Company's recreational vehicle manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment and disposal of hazardous materials. These laws are often revised and made more stringent, and it is likely that future amendments to these laws will impact the Company's operations.

    The Company has submitted applications for "Title V" air permits for its operations in Elkhart, Indiana and Wakarusa, Indiana and is in the process of preparing such applications for its facilities in Coburg, Oregon and the expansion of its operations in Wakarusa. The Company has provided the relevant state agency with a schedule of completion for the Coburg application, which will be filed after the regulatory deadline, and the agency has indicated to the Company that the schedule will be acceptable.

    The Company does not currently anticipate that any additional air pollution control equipment will be required as a condition of receiving new air permits, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.

    While the Company has in the past provided notice to the relevant state agencies that air permit violations have occurred at its facilities, the Company has resolved all such issues with those agencies, and the Company believes that there are no ongoing violations of any of its existing air permits at any of its owned or leased facilities at this time. However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability;

(iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly clean-up or capital expenditures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

    REMEDIATION The Company has identified petroleum and/or solvent ground contamination at the Elkhart, Indiana manufacturing facility, at the Wakarusa, Indiana manufacturing facility and the Leesburg, Florida dealership acquired in the Holiday Acquisition. The Company has remediated the Elkhart site and recommended to the relevant Indiana regulatory authority that no further action be taken because the remaining contaminants are below the state's clean-up standards. The Company currently expects that the regulatory authority will concur with this finding, although there is no assurance that such approval will be forthcoming or that the regulatory authority will not require additional investigation and/or remediation. The Company is investigating the Wakarusa site and expects soon to recommend to the relevant regulatory authority that no further action be taken at that site based on its consultant's view that there is a limited risk associated with the remaining contamination. It is unclear whether the regulatory authority will concur in this finding or whether additional remediation will be required. In Florida, the Company and its consultants are conducting investigations to determine the appropriate remediation program to recommend to the relevant Florida regulatory authority for the contamination associated with former underground storage tanks at the Leesburg dealership. With regard to the Wakarusa and Leesburg sites, the Company is indemnified by Harley-Davidson for investigation and remediation costs incurred by the Company (subject to a $300,000 deductible in the case of the Wakarusa site and subject to a $10 million maximum in the case of the Wakarusa site and a $5 million maximum in the case of the Leesburg site for matters, such as these, that were identified at the closing of the Holiday Acquisition).

    The Company does not believe that any costs it will bear with respect to continued investigation or remediation of the foregoing locations and other facilities currently or formerly owned or occupied by the Company will have a material adverse effect upon the Company's business, results of operations or financial condition. Nevertheless, there can be no assurance that the Company will not discover additional environmental problems or that the cost to the Company of the remediation activities will not exceed the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During 1996, the Company generated net cash from operations of $26.7 million. Net income and non-cash expenses such as depreciation and amortization generated approximately $9.0 million of this amount and the balance was generated by increases in accrued expenses and income taxes payable combined with a decrease in trade receivables and inventories, primarily from the sale of seven Holiday World Dealerships, which more than offset a reduction in deferred income taxes.

    In connection with the Holiday Acquisition, on March 4, 1996, the Company replaced its bank line of credit with new credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million (the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30 of each year, beginning April 30, 1997, of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year; and (ii) subsequent to repayment by the Company of the $12.0 million note issued in conjunction with the purchase of the Holiday World Dealerships (which was repaid in full in the third quarter of 1996), a payment, within two days of the sale of any dealership, of the net cash proceeds received by the Company from such sale. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. At December 28, 1996, the effective interest rates on the Revolving Loans and the Term Loan were 9.5% and 8.6%, respectively. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of December 28, 1996, $18.5 million was outstanding under the Term Loan and $3.8 million was outstanding under the Revolving Loans. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. Because borrowings under the Revolving Loans have been less than originally anticipated, the Company is currently in the process of negotiating new terms relating to the amount available under the Revolving Loans and the interest rates, covenants and restrictions relating to both loans. The Company does not expect any adverse changes to the credit facilities as a result of these discussions. The Company also has various loans outstanding to finance retail inventory at the three remaining Holiday World Dealerships which amounted to approximately $6.2 million at December 28, 1996 and which bear interest at various rates based on the prime rate and are collateralized by the assets of the Company.

    The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At December 28, 1996, the Company had working capital of approximately $4.5 million, an increase of $700,000 from working capital of $3.8 million at December 30, 1995. The Company used short-term credit facilities to finance the Coburg, Oregon facility as well as the construction in progress on the new Wakarusa facility. The Company primarily used long-term debt and the Redeemable Preferred Stock to finance the Holiday Acquisition.

    The Company's capital expenditures were $7.3 million in 1996, primarily for expansion of manufacturing facilities. In the first quarter of 1996, the Company completed spending on the new Coburg, Oregon manufacturing facility started in 1995. During the second half of 1996, construction began on the new manufacturing facility and administrative offices in Wakarusa, Indiana which will enable the Company to increase its production capacity of motor coaches. The total cost of the Wakarusa facility is now estimated to be approximately $15.0 million, and the plant is expected to be operational by the end of the second quarter of 1997.

    The Company believes that cash flow from operations, funds available under its credit facilities and the proceeds of the Offering will be sufficient to meet the Company's liquidity requirements for the next 12 months. The Company anticipates capital expenditures in 1997 will total approximately $17.0 to $20.0 million, of which an estimated $10.0 million will be used to finish construction of the Wakarusa facility, $1.0 million will be used to set up the Springfield, Oregon facility and up to $2.0 million will be used to upgrade the Company's management information systems, including software to handle the "Year 2000" issue. The Company may, however, require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

    As is typical in the recreational vehicle industry, many of the Company's retail dealers, including the Holiday World Dealerships, utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At December 28, 1996, approximately $105.7 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements, with approximately 8.5% concentrated with one dealer. If the Company were obligated to repurchase a significant number of products under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

NEWLY ISSUED FINANCIAL REPORTING PRONOUCNEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. SFAS No. 128 will be effective for the Company for the year ending December 27, 1997. The Company has not determined the impact that adopting SFAS No. 128 will have on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  -----
MONACO COACH CORPORATION--CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Accountants..........................................................................          24
  Consolidated Balance Sheets as of December 30, 1995 and December 28, 1996..................................          25
  Consolidated Statements of Income for the Fiscal Years Ended December 31, 1994, December 30, 1995 and
    December 28, 1996........................................................................................          26
  Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 1994, December 30,
    1995 and December 28, 1996...............................................................................          27
  Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1994, December 30, 1995 and
    December 28, 1996........................................................................................          28
  Notes to Consolidated Financial Statements.................................................................          30

SCHEDULE INCLUDED IN ITEM 14(A):
  II Valuation and Qualifying Accounts.......................................................................         S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Monaco Coach Corporation:

    We have audited the accompanying consolidated balance sheets of Monaco Coach Corporation and its subsidiaries (the "Company") as of December 30, 1995 and December 28, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monaco Coach Corporation and its subsidiaries as of December 30, 1995 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Eugene, Oregon
January 31, 1997

                            MONACO COACH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       DECEMBER 30,  DECEMBER 28,
                                                                                           1995          1996
                                                                                       ------------  ------------
                                                     ASSETS
Current assets:
  Trade receivables, net of $31 and $140, respectively...............................   $    7,071    $   14,891
  Inventories........................................................................       19,591        46,930
  Prepaid expenses...................................................................          447         1,343
  Deferred income taxes..............................................................          575         8,278
  Notes receivable...................................................................           --         1,064
  Assets held for sale...............................................................           --         1,383
                                                                                       ------------  ------------
    Total current assets.............................................................       27,684        73,889

Notes receivable.....................................................................           --           636
Debt issuance costs, net of accumulated amortization of $343.........................           --         1,760
Property and equipment, net..........................................................       21,587        38,309
Goodwill, net of accumulated amortization of $1,466 and $2,084, respectively.........       19,231        20,774
                                                                                       ------------  ------------
    Total assets.....................................................................   $   68,502    $  135,368
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                                   LIABILITIES
Current liabilities:
  Book overdraft.....................................................................   $      516    $    2,455
  Short-term borrowings:
    Bank line of credit..............................................................        9,845         3,789
    Flooring agreements..............................................................           --         6,202
  Current portion of long-term note payable..........................................        2,000         2,000
  Accounts payable...................................................................        8,459        24,218
  Income taxes payable...............................................................          221         7,362
  Accrued expenses and other liabilities.............................................        2,848        23,361
                                                                                       ------------  ------------
    Total current liabilities........................................................       23,889        69,387

Note payable, less current portion...................................................        5,000        16,500
Deferred income tax liabilities......................................................        1,483         2,787
Deferred income......................................................................          200           200
                                                                                       ------------  ------------
    Total liabilities................................................................       30,572        88,874
                                                                                       ------------  ------------
Redeemable Series A Convertible Preferred Stock, $.01 par value; redemption value of
  $3,005; 100,000 shares authorized; 65,217 shares issued and outstanding (Note 9)...           --         2,687
                                                                                       ------------  ------------
Commitments and contingencies (Notes 12 and 17)......................................           --            --

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,900,000 shares authorized; no shares issued and outstanding........................................................................
Common stock, $.01 par value, 20,000,000 shares authorized; 4,410,889 and 4,430,467
  shares issued and outstanding, respectively........................................           44            44
Additional paid-in capital...........................................................       25,303        25,430
Retained earnings....................................................................       12,583        18,333
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................       37,930        43,807
                                                                                       ------------  ------------
    Total liabilities and stockholders' equity.......................................   $   68,502    $  135,368
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
 FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                1994        1995        1996
                                                                             ----------  ----------  ----------
Net sales..................................................................  $  107,300  $  141,611  $  365,638
Cost of sales..............................................................      89,894     124,592     317,909
                                                                             ----------  ----------  ----------
    Gross profit...........................................................      17,406      17,019      47,729

Selling, general and administrative expenses...............................       7,184       8,075      33,299
Management fees to stockholders............................................          72          72          72
Amortization of goodwill...................................................         517         517         617
                                                                             ----------  ----------  ----------
    Operating income.......................................................       9,633       8,355      13,741

Other expense (income), net................................................        (153)         40        (244)
Interest expense...........................................................          69         298       3,914
                                                                             ----------  ----------  ----------
    Income before income taxes.............................................       9,717       8,017      10,071
Provision for income taxes.................................................       3,776       3,119       4,162
                                                                             ----------  ----------  ----------
    Net income.............................................................       5,941       4,898       5,909

Preferred stock dividends..................................................          --          --         (75)
Accretion of redeemable preferred stock....................................          --          --         (84)
                                                                             ----------  ----------  ----------
    Net income attributable to common stock................................  $    5,941  $    4,898  $    5,750
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Earnings per common share:
    Primary................................................................  $     1.33  $     1.09  $     1.28
    Fully diluted..........................................................  $     1.33  $     1.09  $     1.26
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted average common shares outstanding:
    Primary................................................................   4,469,734   4,473,383   4,474,791
    Fully diluted..........................................................   4,473,098   4,475,229   4,678,111

  The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                COMMON STOCK        ADDITIONAL
                                                           -----------------------    PAID-IN    RETAINED
                                                             SHARES      AMOUNT       CAPITAL    EARNINGS     TOTAL
                                                           ----------  -----------  -----------  ---------  ---------
Balances, January 1, 1994................................   4,394,548   $      44    $  25,163   $   1,744  $  26,951
Issuance of common stock.................................       6,549           0           34          --         34
Tax benefit of stock options exercised...................          --          --           19          --         19
Net income...............................................          --          --           --       5,941      5,941
                                                           ----------         ---   -----------  ---------  ---------
Balances, December 31, 1994..............................   4,401,097          44       25,216       7,685     32,945
Issuance of common stock.................................       9,792           0           58          --         58
Tax benefit of stock options exercised...................          --          --           29          --         29
Net income...............................................          --          --           --       4,898      4,898
                                                           ----------         ---   -----------  ---------  ---------
Balances, December 30, 1995..............................   4,410,889          44       25,303      12,583     37,930
Issuance of common stock.................................      19,578           0           89          --         89
Tax benefit of stock options exercised...................          --          --           38          --         38
Preferred stock accretion................................          --          --           --         (84)       (84)
Preferred stock dividends................................          --          --           --         (75)       (75)
Net income...............................................          --          --           --       5,909      5,909
                                                           ----------         ---   -----------  ---------  ---------
Balances, December 28, 1996..............................   4,430,467   $      44    $  25,430   $  18,333  $  43,807
                                                           ----------         ---   -----------  ---------  ---------
                                                           ----------         ---   -----------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     1994       1995       1996
                                                                                   ---------  ---------  ---------
INCREASE (DECREASE) IN CASH:
Cash flows of operating activities:
  Net income.....................................................................  $   5,941  $   4,898  $   5,909
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization................................................        812      1,077      3,005
    Loss on disposal of equipment................................................          2         60         79
    Deferred income taxes........................................................        269        273     (6,399)
    Change in assets and liabilities, net of effects of business combination:
      Trade receivables..........................................................       (431)    (3,440)     1,266
      Inventories................................................................     (3,549)    (4,180)     9,702
      Prepared expenses..........................................................        (96)       (15)      (810)
      Accounts payable...........................................................      1,911        745       (457)
      Accrued expenses and other current liabilities.............................      1,070       (218)     7,246
      Income taxes payable.......................................................       (169)       140      7,141
      Deferred income............................................................         --        200         --
                                                                                   ---------  ---------  ---------
        Net cash provided by (used in) operating activities......................      5,760       (460)    26,682
                                                                                   ---------  ---------  ---------
Cash flows of investing activities:
  Additions to property and equipment............................................     (4,399)   (13,864)    (7,327)
  Payment for business acquisition (Note 1)......................................         --         --    (24,645)
  Proceeds from sale of retail stores, collections on notes receivable, net of
    closing costs................................................................         --         --     11,749
  Other..........................................................................       (188)        --         40
                                                                                   ---------  ---------  ---------
        Net cash used in investing activities....................................     (4,587)   (13,864)   (20,183)
                                                                                   ---------  ---------  ---------
Cash flows of financing activities:
  Book overdraft.................................................................         --        516      1,939
  Borrowings (payments) on line of credit, net...................................     (1,095)     6,487     (6,056)
  Payments on subordinated note..................................................         --         --    (12,000)
  Borrowings on long-term notes payable..........................................         --      7,000     20,000
  Debt issuance costs............................................................         --         --     (2,060)
  Payments on long-term notes payable............................................       (163)        --     (8,500)
  Other..........................................................................         53         87        178
                                                                                   ---------  ---------  ---------
        Net cash provided by (used in) financing activities......................     (1,205)    14,090     (6,499)
                                                                                   ---------  ---------  ---------
Net decrease in cash.............................................................        (32)      (234)         0
Cash at beginning of period......................................................        266        234          0
                                                                                   ---------  ---------  ---------
Cash at end of period............................................................  $     234  $       0  $       0
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                   Continued

                            MONACO COACH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
 FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                  (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)

                                                                                        1994       1995       1996
                                                                                      ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest, net of amount capitalized of $69 in 1994, $625 in 1995 and $244 in
    1996............................................................................  $      61  $     273  $   3,679
  Income taxes......................................................................      3,670      2,731      3,382

Business acquisition:
  Fair value of assets acquired.....................................................                        $  92,143
    Less liabilities assumed........................................................                           52,899
    Less issuance of subordinated debt..............................................                           12,000
    Less issuance of preferred stock................................................                            2,599
                                                                                                            ---------
      Net cash paid at the acquisition..............................................                        $  24,645
                                                                                                            ---------
                                                                                                            ---------
Sale of retail stores:
  Notes receivable obtained from the sale of retail stores..........................                        $   2,730

  The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

    Monaco Coach Corporation and its subsidiaries (the "Company") manufacture a line of premium motor coaches, bus conversions and towable recreational vehicles at manufacturing facilities in Oregon and Indiana. These products are sold primarily to independent dealers throughout the United States and Canada.

CONSOLIDATION POLICY

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

FISCAL PERIOD

    The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31. Interim periods also end on the Saturday closest to the calendar quarter end.

REVENUE RECOGNITION

    The Company recognizes revenue from the sale of recreational vehicles (i) upon shipment or dealer/ customer pick-up (most of the dealers finance their purchases under flooring arrangements with banks or finance companies; for these sales, the flooring is completed before the vehicles are shipped), or (ii) when the dealer has floor planned the vehicle and the vehicle is available for delivery but has been set aside and held at the request of the dealer, generally for a few days, until pick-up or delivery.

ESTIMATES AND INDUSTRY FACTORS

    ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CONCENTRATION OF CREDIT RISK--The Company distributes its products through an independent dealer network for recreational vehicles. Sales to one customer were approximately 19%, 17% and 7% of net revenues for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996, respectively. Sales to a second customer were approximately 28%, 23% and 9% of net revenues for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996, respectively. No other individual dealers represented over 10% of net revenues. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial results.

    Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 17), primarily for the Company's largest dealers. The Company sells to dealers throughout the United States and there is no geographic concentration of credit risk.

    WARRANTY CLAIMS--Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year.

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
INVENTORIES

    Inventories consist of raw materials, work-in-process and finished recreational vehicles and are stated at the lower of cost (first-in, first-out) or market. Cost of work-in-process and finished recreational vehicles includes material, labor and manufacturing overhead costs. Holiday World retail inventory, including new and used units, is valued at the lower of specific cost or market.

PROPERTY AND EQUIPMENT

    Property and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization. Cost includes expenditures for major improvements replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction. Capitalized interest was $69 in 1994, $625 in 1995, and $48 in 1996. Maintenance and repairs are charged to expense as incurred. Replacements and renewals are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

    The cost of plant and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. Buildings are generally depreciated over 39 years and equipment is depreciated over 3 to 10 years. Leasehold improvements are amortized under the straight-line method based on the shorter of the lease periods or the estimated useful lives.

GOODWILL AND DEBT ISSUANCE COSTS

    Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at December 28, 1996, the unamortized amount was $18,713. The goodwill arising from the acquisition of Holiday Rambler (as hereinafter defined) and Holiday World (as hereinafter defined) is being amortized on a straight-line basis over 20 years; at December 28, 1996, the unamortized amount was $2,061. At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

    Unamortized debt issuance costs of $1,760 at December 28, 1996 arising from the Holiday Acquisition are being amortized over the term of the loan.

INCOME TAXES

    Deferred taxes are recognized based on the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in deferred tax asset/liability balances. A valuation allowance is established for deferred tax assets when it is more likely than not that the deferred tax asset will not be realized.

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
ADVERTISING COSTS

    The Company expenses advertising costs as incurred, except for prepaid show costs which are expensed when the event takes place.

    At December 30, 1995 and December 28, 1996, total advertising reported in prepaid expenses was $185 and $51, respectively. During the fiscal year 1996, approximately $5,483 ($1,136 in 1994 and $1,539 in 1995) of advertising costs were expensed.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred and were $3,205 for 1996. These costs were insignificant in 1995 and 1994.

2. HOLIDAY ACQUISITION:

    On March 4, 1996, the Company acquired certain assets of the Holiday Rambler LLC Recreational Vehicle Manufacturing Division ("Holiday Rambler") and ten retail dealerships ("Holiday World") from an affiliate of Harley-Davidson, Inc. ("Harley-Davidson"). The acquisition was accounted for as a purchase.

    The purchase price for Holiday Rambler and Holiday World was comprised of:

Cash, including transaction costs of $2,131........................  $  24,645
Preferred stock (Note 9)...........................................      2,599
Subordinated debt..................................................     12,000
                                                                     ---------
                                                                     $  39,244
                                                                     ---------
                                                                     ---------

    The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at March 4, 1996, as follows:

Receivables.......................................................  $   9,536
Inventories.......................................................     61,269
Property and equipment............................................     11,592
Prepaids and other assets.........................................         86
Assets held for sale..............................................      7,499
Goodwill..........................................................      2,161
Notes payable.....................................................    (21,784)
Accounts payable..................................................    (16,851)
Accrued liabilities...............................................    (14,264)
                                                                    ---------
                                                                    $  39,244
                                                                    ---------
                                                                    ---------

    The allocation of the purchase price and the related goodwill of $2,161 is subject to adjustment upon resolution of preacquisition contingencies. The effects of resolution of preacquisition contingencies occurring: (i) within one year of the acquisition date will be reflected as an adjustment of the allocation of

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

2. HOLIDAY ACQUISITION: (CONTINUED)
the purchase price and of goodwill, and (ii) after one year will be recognized in the determination of net income.

    The ten acquired Holiday World retail store properties were classified as "assets held for sale". Seven of the stores were sold during 1996 at a gain of $1,402, which has been reflected as an adjustment of goodwill. The remaining three stores are still held for sale. The Company's 1996 results of operations and cash flows include Holiday World for the period March 4, 1996 through December 28, 1996, as the operating activities of Holiday World are not clearly distinguishable from other continuing operations. Net sales of the Holiday World retail stores subsequent to the purchase were approximately $25,000.

    The following unaudited pro forma information presents the consolidated results as if the acquisition had occurred at the beginning of the period and giving effect to the adjustments for the related interest on financing the purchase price, goodwill and depreciation. The pro forma information does not necessarily reflect results that would have occurred nor is it necessarily indicative of future operating results.

                                                                           YEAR ENDED
                                                                   --------------------------
                                                                   DECEMBER 30,  DECEMBER 28,
                                                                       1995          1996
                                                                   ------------  ------------
Net sales........................................................   $  441,850    $  419,440
Net income (loss)................................................       (5,376)        4,699
Earnings (loss) per common share.................................   $    (1.15)   $     1.00

3. INVENTORIES:

    Inventories consist of the following:

                                                                   DECEMBER 30,  DECEMBER 28,
                                                                       1995          1996
                                                                   ------------  ------------
Raw materials....................................................   $    8,069    $   16,844
Work-in-process..................................................       10,136        17,592
Finished units...................................................        1,386         3,998
Holiday World retail inventory...................................           --         8,496
                                                                   ------------  ------------
                                                                    $   19,591    $   46,930
                                                                   ------------  ------------
                                                                   ------------  ------------

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

4. PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                   DECEMBER 30,  DECEMBER 28,
                                                                       1995          1996
                                                                   ------------  ------------
Land.............................................................   $    1,708    $    5,440
Buildings........................................................       16,783        23,358
Equipment........................................................        2,416         4,085
Furniture and fixtures...........................................        1,069         1,958
Vehicles.........................................................          106           748
Leasehold improvements...........................................          263           312
Construction in progress.........................................          276         5,542
                                                                   ------------  ------------
                                                                        22,621        41,443
Less accumulated depreciation and amortization...................        1,034         3,134
                                                                   ------------  ------------
                                                                    $   21,587    $   38,309
                                                                   ------------  ------------
                                                                   ------------  ------------

5. NOTES RECEIVABLE:

    The Company acquired notes receivable from the sale of certain Holiday World retail stores. The notes provide for the periodic collection of principal, with interest ranging from 8% to 10% and mature though September 2001. The outstanding balance at December 28, 1996 was $1,700, with $1,064 expected to be collected in 1997.

6. ACCRUED EXPENSES AND OTHER LIABILITIES:

                                                                   DECEMBER 30,   DECEMBER 28,
                                                                       1995           1996
                                                                   -------------  ------------
Payroll, vacation and related accruals...........................    $   1,100     $    5,132
Payroll and property taxes.......................................          326          1,424
Provision for warranty claims....................................        1,037          8,791
Provision for product liability claims...........................          100          4,507
Promotional and advertising......................................            9            818
Other............................................................          276          2,689
                                                                        ------    ------------
                                                                     $   2,848     $   23,361
                                                                        ------    ------------
                                                                        ------    ------------

7. SHORT-TERM BORROWINGS:

    In connection with the acquisition of Holiday Rambler and Holiday World, on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45,000, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.5%. There were outstanding borrowings of $3,789 at December 28, 1996, with an effective interest rate of 9.5%. The weighted average interest rate on the outstanding borrowings under the revolving line of credit at December 28, 1996 was 10.8% (8.4% at December 30, 1995). The revolving line of credit expires on

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

7. SHORT-TERM BORROWINGS: (CONTINUED)
March 1, 2001 and would be collateralized by all the assets of the Company in the event the Company is in default under the loan agreement. The agreement contains restrictive covenants as to EBITDA (earnings before interest, taxes, depreciation and amortization), interest coverage ratio, leverage ratio and capital expenditures.

    Holiday World retail stores have various flooring agreements outstanding to finance retail inventory at the dealerships which amounted to $6,202 at December 28, 1996, with interest at the prime rate plus 1% (prime rate at December 28, 1996 was 8.25%). The loans are collateralized by the assets of a subsidiary.

8. LONG-TERM BORROWINGS:

    The Company obtained a term loan of $20,000 primarily to finance the acquisition of Holiday Rambler and Holiday World on March 5, 1996, with interest payable monthly at various rates based on the Company's interest coverage ratio, expiring on March 1, 2001. The term loan requires quarterly principal payments and certain mandatory payments. At December 28, 1996, there were outstanding borrowings of $18,500, with $500 at an effective interest rate of 9.75% and $18,000 at 8.59% under a LIBOR arrangement. The term loan would be collateralized by all the assets of the Company in the event the Company is in default under the loan agreement. The agreement contains restrictive covenants as to EBITDA, interest coverage ratio, leverage ratio and capital expenditures.

    The principal on the long-term debt is payable as follows:

1997...............................................................  $   2,000
1998...............................................................      3,750
1999...............................................................      5,000
2000...............................................................      5,500
2001...............................................................      2,250
                                                                     ---------
                                                                     $  18,500
                                                                     ---------
                                                                     ---------

9. PREFERRED STOCK:

    The Company has authorized "blank check" preferred stock (2,000,000 shares authorized, $.01 par value) ("Preferred Stock"), which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of the Preferred Stock. There were no shares of Preferred Stock outstanding as of December 28, 1996, except as described below.

    The Company has designated 100,000 shares of its Preferred Stock as redeemable Convertible Series A Convertible Preferred Stock ("Series A") at $.01 par value. The Company issued 65,217 shares of Series A in connection with the acquisition of Holiday Rambler and Holiday World. Shares of Series A may be redeemed by its holders at established dates at the stated value of $46 per share plus any accrued but unpaid dividends. Dividends are cumulative and accrue annually at a rate of $1.38 per share through February 28, 1997, at which time the dividend rate may vary based on the average closing market price of

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

9. PREFERRED STOCK: (CONTINUED)
the Company's Common Stock for the thirty days prior to March 1, June 1, September 1 and December 1. The rate for such period will be: (i) if such average is less than $10 per share, $2.30 per share per annum, or (ii) if such average is more than or equal to $10 per share, $1.38 per share per annum. The holders of Series A have preference over holders of Common Stock as to payment of dividends or in the event of liquidation. Each share of Series A is convertible into approximately 3.54 shares of Common Stock.

    The excess of redemption value over the carrying value of Series A is being accreted by periodic charges to retained earnings. For the year ended December 28, 1996, the accretion charge was $84.

    The accrual of Series A dividends was $75 ($70 was paid in 1996) for the year ended December 28, 1996, the unpaid portion of which was included in the carrying amount of preferred stock.

    The holders of Series A may require the Company to redeem the holder's outstanding shares at the stated value as follows:

March 4, 1998.......................................................  $   1,000
March 4, 1999.......................................................      1,500
March 4, 2000.......................................................        500
                                                                      ---------
                                                                      $   3,000
                                                                      ---------
                                                                      ---------

    In addition, the holders of Series A may accelerate their redemption rights upon the occurrence of certain events, such as a secondary offering of the Company's Common Stock or dispositions of substantially all of the Company's assets. The redemption value is 100% of issue price plus any accumulated dividends.

10. INCOME TAXES:

    The provision for income taxes for the years ended December 31, 1994, December 30, 1995 and December 28, 1996 is as follows:

                                                    DECEMBER 31,   DECEMBER 30,   DECEMBER 28,
                                                        1994           1995           1996
                                                    -------------  -------------  -------------
Current:
  Federal.........................................    $   2,774      $   2,382      $   8,563
  State...........................................          733            464          1,998
                                                         ------         ------         ------
                                                          3,507          2,846         10,561
Deferred:
  Federal.........................................          219            211         (5,245)
  State...........................................           50             62         (1,154)
                                                         ------         ------         ------
    Provision for income taxes....................    $   3,776      $   3,119      $   4,162
                                                         ------         ------         ------
                                                         ------         ------         ------

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES: (CONTINUED)
    The reconciliation of the provision of income taxes at the U.S. federal statutory rate to the Company's effective income tax rate is as follows:

                                                    DECEMBER 31,   DECEMBER 30,   DECEMBER 28,
                                                        1994           1995           1996
                                                    -------------  -------------  -------------
Expected U.S. federal income taxes at statutory
  rates...........................................    $   3,304      $   2,726      $   3,525
State and local income taxes, net of federal
  benefit.........................................          484            366            541
Other.............................................          (12)            27             96
                                                         ------         ------         ------
                                                      $   3,776      $   3,119      $   4,162
                                                         ------         ------         ------
                                                         ------         ------         ------

    The components of the current net deferred tax asset and long-term net deferred tax liability are:

                                                                   DECEMBER 30,   DECEMBER 28,
                                                                       1995           1996
                                                                   -------------  -------------
Current deferred income tax assets:
  Warranty liability.............................................    $     404      $   3,519
  Product liability..............................................           40          1,802
  Other accruals.................................................           56          1,454
  Contingent dealer rebates......................................          108            841
  Payroll and related............................................           85            781
  Prepared expenses..............................................         (118)          (119)
                                                                        ------         ------
                                                                     $     575      $   8,278
                                                                        ------         ------
                                                                        ------         ------
Long-term deferred income tax liabilities:
  Depreciation...................................................    $     206      $     189
  Amortization...................................................        1,277          2,598
                                                                        ------         ------
                                                                     $   1,483      $   2,787
                                                                        ------         ------
                                                                        ------         ------

    Management believes that the temporary differences which gave rise to the deferred income tax assets will be reversed in the foreseeable future and that the benefit thereof will be realized as a reduction in the provision for current income taxes.

11. EARNINGS PER SHARE:

    Earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and the Series A Convertible Preferred

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

11. EARNINGS PER SHARE: (CONTINUED)
Stock. The weighted average number of common shares used in the computation of earnings per common share for the years ended December 31, 1994, December 30, 1995 and December 28, 1996 are as follows:

                                                    DECEMBER 31,  DECEMBER 30,  DECEMBER 28,
                                                        1994          1995          1996
                                                    ------------  ------------  ------------
Primary:
  Issued and outstanding shares (weighted
    average)......................................    4,397,282     4,407,327     4,422,187
  Stock options...................................       72,452        66,056        52,604
                                                    ------------  ------------  ------------
    Weighted average number of shares.............    4,469,734     4,473,383     4,474,791
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
Fully Diluted:
  Issued and outstanding shares (weighted
    average)......................................    4,397,282     4,407,327     4,422,187
  Stock options...................................       75,816        67,902        66,419
  Convertible preferred stock.....................           --            --       189,505
                                                    ------------  ------------  ------------
    Weighted average number of shares.............    4,473,098     4,475,229     4,678,111
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

12. LEASES:

    The Company leases equipment under operating leases that expire May 1997 and September 1998, respectively.

    The Company leases administrative and production facilities under operating leases that expire 2001 and has the option to renew the leases annually for the two subsequent years. Lease terms, upon renewal, will be adjusted for changes in the Consumer Price Index since the date of occupancy. Total rental expense for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996 related to operating leases amounted to approximately $327, $375 and $570, respectively.

    Approximate future minimum rental commitments under these leases at December 28, 1996 are summarized as follows:

1997.................................................................  $     268
1998.................................................................        133
1999.................................................................        125
2000.................................................................         25
2001.................................................................          4

13. BONUS PLAN:

    The Company has a discretionary bonus plan for certain key employees. Bonus expense included in selling, general and administrative expenses for the years ended December 31, 1994, December 30, 1995 and December 28, 1996 was $1,765, $1,140 and $2,938, respectively.

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

14. STOCK PURCHASE PLANS:

    The Company has an Employee Stock Purchase Plan (the "Purchase Plan")--1993, a Nonemployee Director Stock Option Plan (the "Director Plan")--1993, and an Incentive Stock Option Plan (the "Option Plan")--1993:

STOCK PURCHASE PLAN

    The Company's 1993 Employee Stock Purchase Plan (the "Purchase Plan") qualifies under Section 423 of the Internal Revenue Code. The Company has reserved 135,000 shares of Common Stock for issuance under the Purchase Plan. During the years ended December 30, 1995 and December 28, 1996, 2,857 shares and 5,450 shares, respectively, were purchased under the Purchase Plan. The weighted-average fair value of those purchase rights granted in 1995 and 1996 was $15.09 and $10.66, respectively. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day or the last day of each six-month offering period under the Purchase Plan.

    The Purchase Plan is administered by a committee appointed by the Board. Any employee who is customarily employed for at least 20 hours per week and more than five months in a calendar year by the Company, or by any majority-owned subsidiary designated from time to time by the Board, and who does not own 5% or more of the total combined voting power or value of all classes of the Company's outstanding capital stock, is eligible to participate in the Purchase Plan.

DIRECTORS' OPTION PLAN

    The Board of Directors and the stockholders have authorized a total of 40,000 shares of Common Stock for issuance pursuant to the Company's 1993 Director's Option Plan (the "Director Plan"), which is currently administered by the Board. Under the Director Plan, each non-employee director of the Company, other than directors affiliated with Liberty Partners, L.P. or Monaco Capital Partners, is entitled to participate. Each eligible director will receive a nonstatutory option to purchase 8,000 shares of the Company's Common Stock. In connection with the effective date of the initial public offering, the Company granted options to purchase 8,000 shares of Common Stock to a director. In addition, as of September 30, 1994, each eligible director was granted an additional nonstatutory option to purchase 1,600 shares of Common Stock on September 30 of each year if, on such date, they have served on the Board of Directors for at least six months. Unless terminated sooner, the Director Plan will terminate in 2003. The exercise price of each option granted under the Director Plan is equal to the fair market value of a share of the Company's Common Stock on the date of grant. The initial option granted to each eligible director has a ten-year term and vests ratably over five years. Subsequent options granted under the Plan vest at the end of five years. As of December 28, 1996, no options have been exercised and options to purchase 12,800 shares of Common Stock were outstanding.

OPTION PLAN

    The Company's 1993 Incentive Stock Option Plan (the "Option Plan") provides for the grant to employees of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant to employees and consultants of the Company of nonstatutory stock options. A total of 525,000 shares of Common Stock have been reserved for issuance

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

14. STOCK PURCHASE PLANS: (CONTINUED)
under the Option Plan. As of December 28, 1996, options to purchase 186,196 shares of Common Stock were outstanding. These options vest over five years commencing March 5, 1993, October 29, 1993, April 1, 1994, November 2, 1994, April 1, 1995 and April 1, 1996, respectively. Options to purchase 6,935 and 14,128 shares of Common Stock at $3.35 per share were exercised during the years ended December 30, 1995 and December 28, 1996, respectively.

    The exercise price of all incentive stock options granted under the Option Plan must be at least equal to the fair market value of a share of the Company's Common Stock on the date of grant. With respect to any participant possessing more than 10% of the voting power of the Company outstanding capital stock, the exercise price of any option granted must equal at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years. The terms of all other options granted under the Option Plan may not exceed ten years.

    Transactions involving the Director Plan and the Option Plan are summarized as follows:

                                                                                1995                    1996
                                                                       ----------------------  ----------------------
                                                                                   WEIGHTED-               WEIGHTED-
                                                                                    AVERAGE                 AVERAGE
                                                                                   EXERCISE                EXERCISE
                                                                        SHARES       PRICE      SHARES       PRICE
                                                                       ---------  -----------  ---------  -----------
Outstanding at beginning of year.....................................    141,884   $    7.36     179,249   $    9.68
  Granted............................................................     46,600       16.06      56,000       13.97
  Exercised..........................................................     (6,935)       3.35     (14,128)       3.35
  Forfeited..........................................................     (2,300)      14.92     (22,125)      10.26
                                                                       ---------       -----   ---------  -----------
Outstanding at end of year...........................................    179,249   $    9.68     198,996   $   11.27
                                                                       ---------               ---------
                                                                       ---------               ---------

    The following table summarizes information about the stock options outstanding at December 28, 1996:

                                                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                           ------------------------------------------  --------------------------
                                                            NUMBER OF       WEIGHTED-                    NUMBER OF
                                                           OUTSTANDING       AVERAGE       WEIGHTED-    EXERCISABLE    WEIGHTED-
                                                                AT          REMAINING       AVERAGE         AT          AVERAGE
                                                           DECEMBER 28,    CONTRACTUAL     EXERCISE    DECEMBER 28,    EXERCISE
RANGE OF EXERCISE PRICES                                       1996           LIFE           PRICE         1996          PRICE
---------------------------------------------------------  ------------  ---------------  -----------  -------------  -----------
$3.35....................................................       59,546            6.3      $    3.35        19,570     $    3.35
$11.50-12.75.............................................        4,800            8.4          12.29           800         11.50
$13.00-15.00.............................................       84,550            8.3          13.96        10,950         13.75
$15.26-17.60.............................................       50,100            6.7          16.03         4,900         16.11
                                                           ------------                                     ------
                                                               198,996                                      36,220
                                                           ------------                                     ------
                                                           ------------                                     ------

    The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and thus no compensation cost has been recognized for the Director Plan, the Option Plan or the Purchase Plan. Had compensation cost for the three stock-based compensation plans been determined based on the fair value of options at the date of grant consistent with the provisions of SFAS

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

14. STOCK PURCHASE PLANS: (CONTINUED)
No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                                               1995       1996
                                                                             ---------  ---------
Net income--as reported....................................................  $   4,898  $   5,909
Net income--pro forma......................................................      4,741      5,624
Earnings per share--as reported............................................  $    1.09  $    1.26
Earnings per share--pro forma..............................................       1.07       1.20

    The pro forma effect on net income for 1995 and 1996 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                              1995         1996
                                                                           -----------  -----------
Risk-free interest rate..................................................       7.20%        6.33%
Expected life (in years).................................................       7.50         7.50
Expected volatility......................................................      60.60%       60.60%
Expected dividend yield..................................................       0.00%        0.00%

15. 401(K) DEFINED CONTRIBUTION PLAN:

    The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees. The plan has a one-quarter match of participants' contributions up to 4% of compensation. ln addition, contributions may be made at the discretion of the Company's Board of Directors and are allocated ratably based on each participant's compensation to total compensation. Participants may make salary deferral contributions up to the lesser of 15% of their regular monthly compensation or the statutory limit. Company contributions to the plan totaled $370 in 1996 ($49 in 1995 and $40 in 1994).

16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The fair value of the Company's financial instruments are presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

    LONG-TERM RECEIVABLES--The estimated fair value approximates the carrying value of $1,700 at December 28, 1996.

    LONG-TERM BORROWINGS--The estimated fair values of long-term borrowings were determined by discounting estimated future cash flows using the Company's incremental borrowing rate. Based on this calculation, the estimated fair value approximates the carrying value of $7,000 and $18,500 at December 30, 1995 and December 28, 1996, respectively.

    SHORT-TERM BORROWINGS--The carrying amount outstanding against the revolving line of credit is $9,845 and $3,789 at December 30, 1995 and December 28, 1996, respectively, which approximates the estimated

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED) fair value. The carrying amount on the various outstanding loans of $6,202 at December 28, 1996 also approximates market.

17. COMMITMENTS AND CONTINGENCIES:

REPURCHASE AGREEMENTS

    Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. The Company does not finance dealer purchases. However, most purchases are financed on a "floor plan" basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles. Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that, for up to 18 months after a unit is shipped, the Company will repurchase a dealer's inventory in the event of a default by a dealer to its lender.

    The Company's liability under repurchase agreements is limited to the unpaid balance owed to the lending institution by reason of its extending credit to the dealer to purchase its vehicles, reduced by the resale value of vehicles which may be repurchased. The risk of loss is spread over numerous dealers and financial institutions.

    The Company does not anticipate any significant losses will be incurred under these agreements. No such charge was recorded during the years ended December 31, 1994, December 30, 1995 and December 28, 1996. The approximate amount subject to contingent repurchase obligations arising from these agreements at December 28, 1996 is $105,660. If the Company were obligated to repurchase a significant number of recreational vehicles in the future, losses and reduction in new recreational vehicle sales could result.

OBLIGATION TO PURCHASE CONSIGNED INVENTORIES

    The Company obtains vehicle chassis for certain of its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 28, 1996, chassis inventory, accounted for as consigned inventory, approximated $3,000. No such obligation existed at December 30, 1995.

WARRANTY AND PRODUCT LIABILITY

    The Company is subject to regulations that may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company has from time to time been subject to product liability claims. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The terms of the policy contain a self-insured retention amount per occurrence and an annual aggregate

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

17. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
"stop loss" amount. In addition, the Company has obtained excess umbrella policies. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, results of operations and financial condition.

LITIGATION

    The Company is involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise, the Company has recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company's consolidated financial statements.

OTHER COMMITMENTS

    In 1996, the Company began construction of a new manufacturing facility in Indiana. The new facility is expected to be completed in 1997 at a total estimated cost of $15,000. At December 28, 1996, the Company had incurred approximately $5,000 in expenditures related to construction in progress on the facility.

                            MONACO COACH CORPORATION

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

18. QUARTERLY RESULTS (UNAUDITED):

                                                                        1ST        2ND         3RD         4TH
                                                                      QUARTER    QUARTER     QUARTER     QUARTER
                                                                     ---------  ----------  ----------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 30, 1995:
Net sales..........................................................  $  38,015  $   35,082  $   36,726  $  31,788
Gross profit.......................................................      5,342       4,650       3,255      3,772
Operating income before management fees and amortization...........      2,873       2,779       1,416      1,877
Operating income...................................................      2,726       2,632       1,269      1,728
Net income.........................................................      1,662       1,606         705        925
                                                                     ---------  ----------  ----------  ---------
Earnings per common share..........................................  $    0.37  $     0.36  $     0.16  $    0.20
                                                                     ---------  ----------  ----------  ---------

                                                                        1ST        2ND         3RD         4TH
                                                                      QUARTER    QUARTER     QUARTER     QUARTER
                                                                     ---------  ----------  ----------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 28, 1996(A):
Net sales..........................................................  $  61,964  $  106,729  $  102,065  $  94,880
Gross profit.......................................................      6,727      12,408      14,944     13,650
Operating income before management fees and amortization...........      2,077       3,131       4,307      4,915
Operating income...................................................      1,930       2,934       4,109      4,768
Net income.........................................................        634         891       1,957      2,427
Net income attributable to common stock............................        634         828       1,894      2,394
                                                                     ---------  ----------  ----------  ---------
Earnings per common share:
  Primary..........................................................  $    0.14  $     0.19  $     0.42  $    0.53
  Fully diluted....................................................  $    0.14  $     0.19  $     0.42  $    0.51
                                                                     ---------  ----------  ----------  ---------

------------------------

(a) Includes results of operations of Holiday Rambler and Holiday World after March 4, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The executive officers and directors of the Company, and their ages as of December 28, 1996, are as follows:

NAME                                         AGE                          POSITION WITH THE COMPANY
---------------------------------------      ---      ------------------------------------------------------------------
Kay L. Toolson.........................          53   Chairman, Chief Executive Officer and President

John W. Nepute.........................          44   Vice President of Finance and Chief Financial Officer

D. Page Robertson......................          58   President of Monaco Division

James V. Sheldon.......................          56   President of Holiday Rambler Division and Chief Operating Officer,
                                                        Indiana Operations

Richard E. Bond........................          43   Vice President, Secretary and General Counsel

Michael J. Kluger......................          40   Director

Carl E. Ring, Jr.(1)(2)................          59   Director

Richard A. Rouse(1)(2).................          51   Director

Roger A. Vandenberg(2).................          50   Director

------------------------

(1) Member of the Audit Committee of the Board of Directors

(2) Member of the Compensation Committee of the Board of Directors

    MR. TOOLSON has served as President and Chief Executive Officer of the Company and the Predecessor since 1986 and as Chairman of the Company since July 1993. From September 1982 to August 1986, Mr. Toolson served as Executive Vice President of Executive Industries, Inc., a motor coach manufacturer. Prior to joining Executive Industries, Mr. Toolson served from 1973 until 1982 as Vice President of Kings Highway Mobile Industries, Inc., a motor coach manufacturer. He holds a B.S. degree in Business Administration and Computer Science and an M.B.A. degree, both from Utah State University.

    MR. NEPUTE has served the Company and the Predecessor in his current capacity as Vice President of Finance and Chief Financial Officer since January 1991. From January 1988 until January 1991 he served the Predecessor as Controller. From 1977 to 1988, Mr. Nepute served as Controller of Tiffany Drug Stores, Inc., a privately-held retail chain. Mr. Nepute holds a B.S. degree in Industrial Management from Georgia Institute of Technology and an M.B.A. degree in Finance from the University of Oregon.

    MR. ROBERTSON has served as the President of the Monaco Division since January 1997. From October 1995 until January 1997, Mr. Robertson served as President of the Company. Mr. Robertson also served the Company and its Predecessor as Vice President of Sales and Marketing from January 1991 to August 1995. From January 1988 until January 1991, he served the Company's predecessor as National Sales Manager. Mr. Robertson attended Western Carolina College and Louisburg College, where he studied business administration and marketing.

    MR. SHELDON has served as the President of the Holiday Rambler Division and Chief Operating Officer, Indiana Operations of the Company since March 1996. From 1971 to 1995, Mr. Sheldon held several key management positions with the Recreational Group of Fleetwood Enterprises, including Plant General Manager, Director of Sales, Director of Product Development, Director of Marketing, and Managing Director of European Operations. Mr. Sheldon holds a B.S. degree in Economics from Georgetown University and an M.B.A. degree in Marketing from George Washington University.

    MR. BOND has served as Vice President, Secretary and General Counsel of the Company since February 1997 and has been an employee of the Company since January 1997. From 1987 to December 1996 he served as Vice President, Secretary and General Counsel of Holiday Rambler. He also served as Holiday Rambler's Vice President and Assistant General Counsel from 1984 to 1987. Prior to that and from 1979, Mr. Bond was engaged in the private practice of law in Oregon and Indiana. Mr. Bond holds an A.B. in Economics and History from Indiana University and a J.D. from Willamette University College of Law.

    MR. KLUGER has served as a Director of the Company since March 1993. He is a founding partner of Liberty Partners, L.P., whose general partner is Liberty Capital Partners, Inc., a New York investment management firm, where he has served as Managing Director since September 1992. For five years prior thereto, Mr. Kluger was a Director and Senior Vice President of Merrill Lynch Interfunding Inc., a subsidiary of Merrill Lynch & Co., an investment banking and brokerage firm. Mr. Kluger is also a director and stockholder of Liberty Capital Partners, Inc.

    MR. RING has served as a director of the Company since March 1993. He is a founding partner of Liberty Investment Partners, L.P., whose general partner is Liberty Capital Partners, Inc., a New York investment management firm, where he has served as a Managing Director since September 1992. From June 1991 to September 1992 he was President of Eden, Miller & Co., Incorporated, an investment banking firm. For more than five years prior thereto, Mr. Ring was a Managing Director of Lehman Brothers, an investment banking and brokerage firm. Mr. Ring is also a director and stockholder of Liberty Capital Partners, Inc.

    MR. ROUSE has served as a director of the Company since July 1993. He currently serves as Chairman of Emergency Road Service, Inc., a privately-held nationwide roadside assistance company, which position he has held since July 1991. From July 1988 to July 1991, he was President of Trailer Life Enterprises, Inc., a publisher and sponsor of recreational vehicle publications and clubs.

    MR. VANDENBERG has served as a director of the Company since March 1993. He currently serves as the President of Cariad Capital, Inc., which he founded in January 1992, and as a Managing Director of Narragansett Capital, Inc., a private investment firm, a position he has held since June 1986. Mr. Vandenberg is also a general partner of the general partner of Narragansett Capital Partners -A and - B, L.P. ("NCPAB"), related venture capital funds, and a general partner of the general partner of Narragansett First Fund, a venture capital fund. One of the portfolio companies with which NCPAB is affiliated filed for protection under Federal bankruptcy laws in 1993, although it has subsequently emerged from bankruptcy and is operating profitably. Mr. Vandenberg served as the President and a director of this portfolio company, Glasstech Industries, Inc., and as a director and vice chairman of its operating company subsidiary, Glasstech, Inc. ("Glasstech"), from 1989 to December 1994. Glasstech manufactures equipment for bending and tempering glass. Mr. Vandenberg is also a director of Wellman, Inc., a polyester fiber manufacturer, and a general partner of Monaco Capital Partners.

    The Board of Directors is divided into two classes with each director serving a two year term and one class being elected at each year's annual meeting of stockholders. Directors Kluger and Toolson are in the class of directors whose term expires at the 1998 Annual Meeting of Stockholders and Directors Ring, Rouse and Vandenberg are in the class of directors whose term expires at the 1997 Annual Meeting of Stockholders.

    All executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

STOCKHOLDERS AGREEMENT

    Pursuant to the terms of an August 1993 agreement among certain stockholders that purchased the Common Stock of the Company prior to the Company's initial public offering (the "Stockholders Agreement"), such stockholders are obligated to vote for two nominees for the Board of Directors presented by Liberty Investment Partners II, L.P., two nominees presented by Monaco Capital Partners, and one nominee chosen by the Company's executive officers from among such executive officers, which shall be Kay L. Toolson so long as he is the Chief Executive Officer of the Company. Currently, Directors Ring and Vandenberg serve as representatives of Liberty Investment Partners II, L.P. and Monaco Capital Partners, respectively. Directors Toolson and Kluger are the individuals nominated by the Company's executive officers and Liberty Investment Partners II, L.P. respectively, to be elected as Class I directors at the Annual Meeting of Stockholders.

    The number of directors Liberty Investment Partners II, L.P. or Monaco Capital Partners or their permitted transferees may designate shall be reduced to one nominee if such party owns less than 50% of the shares of Common Stock which it owned on the date of the Stockholders Agreement. The executive officers will no longer be able to designate a nominee at such time as they own in the aggregate less than 50% of the Common Stock which they owned on the date of the Stockholders Agreement, Liberty Investment Partners II, L.P. and Monaco Capital Partners will lose the right to designate any nominees at such time as such party (or their permitted transferees) owns less than 10% of the shares of Common Stock which it owned on the date of the Stockholders Agreement. In the case of Liberty Investment Partners II, L.P., shares owned by the State Board of Administration of Florida will be combined with the those owned by Liberty Investment Partners II, L.P. in determining the number of shares held.

COMPENSATION OF DIRECTORS

    The Company's directors who are not employees of the Company receive $20,000 per year for service on the Board of Directors and any committee thereof. The Company's directors are also reimbursed for certain expenses in connection with attendance at board and committee meetings.

    Each non-employee director of the Company, other than directors affiliated with Liberty Investment Partners II, L.P., Cariad Capital, Inc. or Monaco Capital Partners, is entitled to participate in the Company's 1993 Director Option Plan (the "Director Plan"). The Board of Directors and the stockholders have authorized a total of 40,000 shares of Common Stock for issuance pursuant to the Director Plan. Under the terms of the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the "Initial Option") on the later of the effective date of the Company's initial public offering or the date on which the optionee first becomes a director of the Company. Thereafter, each optionee is automatically granted an additional option to purchase 1,600 shares of Common Stock (a "Subsequent Option") on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months. Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant. Each Subsequent Option vests in full on the fifth anniversary of its date of grant. The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the Nasdaq National Market on the date of grant.

    Mr. Rouse was granted an Initial Option to purchase 8,000 shares of Common Stock at an exercise price of $13.00 per share, under the Director Plan on September 23, 1993, the effective date of the Company's initial public offering. Mr. Rouse was granted a Subsequent Option to purchase 1,600 shares of Common Stock, at an exercise price of $15.00 per share, under the Director Plan, on September 30, 1994. During Fiscal Year 1995, Mr. Rouse was granted a Subsequent Option to purchase 1,600 shares of Common Stock, at an exercise price of $12.625 per share, under the Director Plan, on September 30, 1995. During Fiscal Year 1996, Mr. Rouse was granted a Subsequent Option to purchase 1,600 shares of Common Stock, at an exercise price of $12.75 per share, under the Director Plan, on September 30, 1996. No directors other than Mr. Rouse have been granted options under the Director Plan.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all compensation earned for services rendered to (i) the Company during the fiscal year ended December 28, 1996, (ii) the Company during the fiscal year ended December 30, 1996, and (iii) the Company and the Company's predecessor during the fiscal year ended December 31, 1994 by the Named Officers:

                           SUMMARY COMPENSATION TABLE

                                                                                SECURITIES
                                                                                UNDERLYING
                                                                                OPTIONS (#)
                                                                              ---------------
                                                       ANNUAL COMPENSATION       LONG-TERM
                                                      ----------------------   COMPENSATION
NAME AND PRINCIPAL POSITION                  YEAR       SALARY      BONUS         AWARDS
-----------------------------------------  ---------  ----------  ----------  ---------------
Kay L. Toolson ..........................       1996  $  150,000  $  748,000         5,000
  Chief Executive Officer and President         1995     150,000     352,101         5,000
                                                1994     150,000     562,625         5,000

John W. Nepute ..........................       1996      65,850     145,000         2,500
  Vice President of Finance and                 1995      59,800      78,000         2,500
  Chief Financial Officer                       1994      55,088     125,750         2,500

D. Page Robertson .......................       1996     120,000     132,500         3,000
  President of Monaco Division                  1995      81,230     171,069(1)        2,500
                                                1994      80,000     234,750(1)        2,500

James V. Sheldon(2) .....................       1996      80,769     196,000         2,500
  President of Holiday Rambler and
  Chief Operating Officer, Indiana
  Operations

B. Ray Mehaffey .........................       1996      89,500      65,500         2,500
  Vice President of Operations                  1995      84,816      73,000         2,500
                                                1994      83,092     119,300         2,500

------------------------

(1) Includes sales commissions earned by Mr. Robertson in the amounts of $92,069 in fiscal 1995 and $106,000 in fiscal 1994.

(2) Mr. Sheldon joined the Company in March 1996.

OPTION GRANTS

    The following table sets forth certain information with respect to stock option grants during the fiscal year ended December 28, 1996. In accordance with the rules of the Securities and Exchange Commission (the "SEC"), also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                                            INDIVIDUAL GRANTS (1)                    VALUE AT ASSUMED
                                             ----------------------------------------------------    ANNUAL RATES OF
                                               NUMBER OF     % OF TOTAL                                STOCK PRICE
                                              SECURITIES       OPTIONS                                 APPRECIATION
                                              UNDERLYING     GRANTED TO                              FOR OPTION TERM
                                                OPTIONS       EMPLOYEES    EXERCISE   EXPIRATION   --------------------
                   NAME                       GRANTED (#)      IN 1995       PRICE       DATE         5%         10%
-------------------------------------------  -------------  -------------  ---------  -----------  ---------  ---------
Kay L. Toolson.............................        5,000           9.62%   $  15.260     4/01/01   $  21,080  $  46,582
John W. Nepute.............................        2,500           4.81       13.875     4/01/06      21,815     55,283
D. Page Robertson..........................        3,000           5.77       13.875     4/01/06      26,178     66,340
James V. Sheldon...........................        2,500           4.81       13.875     4/01/06      21,815     55,283
B. Ray Mehaffey............................        2,500           4.81       13.875     4/01/06      21,815     55,283

------------------------

(1) These options were granted pursuant to the Company's 1993 Incentive Stock Option Plan. These options vest over five years at the rate of 20% of the shares subject to the options at the end of each anniversary following the date of grant of such options.

OPTION VALUES

    The following table sets forth information with respect to the value of unexercised options held by each of the Named Officers at December 28, 1996:

                         FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                     OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                                                  FISCAL YEAR END            FISCAL YEAR END (1)
                                                            ----------------------------  --------------------------
                           NAME                              EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------  -------------  -------------  -----------  -------------
Kay L. Toolson............................................        3,000         12,000           460           690
John W. Nepute............................................        8,340         10,560        88,186        65,499
D. Page Robertson.........................................        8,340         11,080        88,186        66,549
James V. Sheldon..........................................           --          2,500            --         5,313
B. Ray Mehaffey...........................................        8,340         10,560        88,186        65,499

------------------------

(1) Value of unexercised options is based on the last reported sale price of the Company's Common Stock on the Nasdaq National Market of $16.00 per share on December 27, 1996 (the last trading day for the fiscal year ended December 28, 1996) minus the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors was established in July 1993 and consists of Directors Ring, Rouse and Vandenberg. Director Vandenberg is affiliated with Cariad Capital, Inc., which is a party to a Management Agreement with the Company that will terminate on September 30, 1998. Pursuant to this agreement, Cariad received management fees of $72,000 in fiscal 1996. No executive officer of the Company served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 1, 1997 (except as otherwise indicated), by: (i) each person who is known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                                               BENEFICIAL OWNERSHIP
                                                                                                  BEFORE OFFERING
                                                                                            ---------------------------
NAME                                                                                          SHARES     PERCENTAGE(1)
------------------------------------------------------------------------------------------  ----------  ---------------
Liberty Partner Holdings 2, LLC (2) ......................................................   1,276,931         28.8%
  c/o Liberty Capital Partners, Inc.
  1177 Avenue of the Americas
  New York, N.Y. 10036
Michael J. Kluger (3) ....................................................................   1,277,931         28.8%
  c/o Liberty Capital Partners, Inc.
  1177 Avenue of the Americas
  New York, N.Y. 10036
Carl E. Ring, Jr. (4) ....................................................................   1,276,931         28.8%
  c/o Liberty Capital Partners, Inc.
  1177 Avenue of the Americas
  New York, N.Y. 10036
Kay L. Toolson (5) .......................................................................     637,107         14.3%
  c/o Monaco Coach Corporation
  91320 Industrial Way
  Coburg, OR 97408
Roger A. Vandenberg (6) ..................................................................     271,683          6.1%
  c/o Cariad Capital, Inc.
  1 Turks Head Place
  Providence, R.I. 02903
Bass Management Trust ....................................................................     251,000          5.7%
  201 Main St., Suite 3200
  Fort Worth, TX 76102
D. Page Robertson (5).....................................................................      67,990          1.5%
John W. Nepute (5)........................................................................      44,750          1.0%
Richard A. Rouse (5)......................................................................      12,800         *
James V. Sheldon (5)......................................................................       1,748         *
Richard E. Bond (5).......................................................................         240         *
All directors and executive officers as a group (9 persons) (3)(4)(5)(6)..................   2,314,249         51.6%

------------------------

*   Less than one percent.

(1) Applicable percentage of beneficial ownership both before and after the Offering is based on 4,437,742 shares of Common Stock outstanding as of March 1, 1997 together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after March 1, 1997 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder. Beneficial ownership after the Offering also reflects the issuance of the 230,767 shares of

    Common Stock upon conversion of the 65,217 shares of Redeemable Preferred Stock held by Holiday Rambler, LLC.

(2) Liberty Partner Holdings 2, L.L.C., a Delaware limited liability company, holds 1,276,931 shares of Common Stock. The members of Liberty Partners Holdings 2, L.L.C. are Liberty Investments 5, Inc., which is beneficially owned by the State Board of Administration of Florida, and Liberty Investment Partners II, which is beneficially owned by, among others, Directors Michael J. Kluger and Carl E. Ring, Jr., as well as Peter E. Bennet and Paul J. Huston. The Manager of Liberty Partners Holdings 2, L.L.C., which has sole voting and investment power over the shares of Common Stock, is Liberty Partners, L.P. Liberty Capital Partners, Inc. is the general partner of Liberty Partners, L.P. Michael J. Kluger, Carl E. Ring, Jr., Peter E. Bennett and Paul J. Huston are directors and stockholders of Liberty Capital Partners, Inc.

(3) Includes 1,000 shares held by Mr. Kluger directly. Also includes the shares held of record by Liberty Partners Holdings 2, L.L.C. See Note (2) above.

(4) Includes the shares held of record by Liberty Partners Holdings 2, L.L.C. See Note (3) above.

(5) Includes the number of shares subject to options which are exercisable within 60 days of March 1, 1997 by the following persons: Mr. Toolson (6,000 shares), Mr. Rouse (4,800 shares), Mr. Nepute (12,120 shares), Mr. Robertson (12,220 shares), Mr. Sheldon (500 shares), Mr. Bond (240 shares) and Mr. Mehaffey (12,120 shares).

(6) Includes 100 shares held of record by Monaco Capital Partners, all of which will be sold in the Offering. Mr. Vandenberg, as the managing general partner of Monaco Capital Partners, has the sole right to direct the voting and disposition of securities of the Company held by Monaco Capital Partners, except for 19 shares. Mr. Vandenberg may therefore be deemed to be a beneficial owner of all of the 100 shares held of record by Monaco Capital Partners. Cariad Capital, Inc., of which Mr. Vandenberg is President, currently receives consulting and management fees of $72,000 per year from the Company pursuant to the terms of a management contract scheduled to expire on September 23, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                            MONACO COACH CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                        LIABILITY
                                                        BALANCE AT       ASSUMED                              BALANCE AT
                                                         BEGINNING     AS PART OF      CHARGE TO    CLAIMS      END OF
DESCRIPTION                                              OF PERIOD   THE ACQUISITION    EXPENSE      PAID       PERIOD
------------------------------------------------------  -----------  ---------------  -----------  ---------  -----------
Fiscal year ended December 31, 1994:
  Reserve for warranty and other claims...............   $     725                     $   2,314   $   2,274   $     765
                                                        -----------                   -----------  ---------  -----------
                                                        -----------                   -----------  ---------  -----------

Fiscal year ended December 30, 1995:
  Reserve for warranty and other claims...............   $     765                     $   3,245   $   2,873   $   1,137(1)
                                                        -----------                   -----------  ---------  -----------
                                                        -----------                   -----------  ---------  -----------
Fiscal year ended December 28, 1996:
  Reserve for warranty................................   $   1,037      $   6,593      $   7,126   $   5,965   $   8,791
                                                        -----------        ------     -----------  ---------  -----------
                                                        -----------        ------     -----------  ---------  -----------
  Reserve for Product Liability.......................   $     100      $   1,760      $   3,404   $     757   $   4,507
                                                        -----------        ------     -----------  ---------  -----------
                                                        -----------        ------     -----------  ---------  -----------

------------------------

(1) Includes warranty and product liability.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

    Our report on the consolidated financial statements of Monaco Coach Company is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ Coopers & Lybrand L.L.P.

Eugene, Oregon

January 31, 1997

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report on Form 10-K:

        1. FINANCIAL STATEMENTS. The Consolidated Financial Statements of Monaco Coach Corporation and its subsidiaries and the Report of Independent Accountants are filed in Item 8 within this Annual Report on Form 10-K.

        2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Monaco Coach Corporation for the fiscal year ended December 31, 1994, December 30, 1995 and December 28, 1996 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related Notes thereto, of Monaco Coach Corporation.

  SCHEDULE                                                                         PAGE
-------------                                                                      -----
         II                   Valuation and Qualifying Accounts                         53

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

        3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

 2.1(1)    Asset Purchase Agreement dated February 4, 1993 between the Registrant,
           Warrick Industries, Inc., William L. Warrick, Arlen J. Paul, Kay L. Toolson,
           Jay M. DeVoss and James A. Krider.

 2.2(1)    First Amendment to Asset Purchase Agreement dated March 5, 1993 between
           Registrant, Warrick Industries, Inc., William L. Warrick, Arlen J. Paul, Kay
           L. Toolson, Jay M. DeVoss and James A. Krider.

 2.3(1)    Assumption Agreement dated March 5, 1993 between the Registrant and Warrick
           Industries, Inc.

 2.4(1)    Letter Agreement dated August 10, 1993 between the Registrant, Warrick
           Industries, Inc., William L. Warrick, Arlen J. Paul, Jay M. DeVoss, James A.
           Krider and Kay L. Toolson.

 2.5(2)    Asset Purchase Agreement dated as of January 21, 1996 among Harley-Davidson,
           Inc., Holiday Rambler LLC, State Road Properties L.P., and Monaco Coach
           Corporation (the "HR Asset Purchase Agreement").

 2.6(2)    Amendment No. 1 to the HR Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P.,
           and Monaco Coach Corporation.

 2.7(2)    Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson,
           Inc., Holiday Holding Corp., Holiday World, Inc., a California corporation,
           Holiday World, Inc., a Texas corporation, Holiday World, Inc., a Florida corporation, Holiday World, Inc., an Oregon corporation, Holiday World, Inc., an Indiana corporation, Holiday World, Inc., a Washington corporation, Holiday
           World, Inc., a New Mexico corporation, Monaco Coach Corporation and MCC
           Acquisition Corporation.

 2.8(2)    Subordinated Promissory Note, dated as of March 4, 1996, issued to Holiday
           Holding Corp. by MCC Acquisition Corporation.

 3.1(3)    Amended and Restated Certificate of Incorporation of Registrant.

 3.2(3)    Bylaws of Registrant, as amended to date.

 3.3(2)    Certificate of Designations of Rights, Preferences and Privileges of Series A
           Convertible Preferred Stock of Monaco Coach Corporation.

10.1(1)    Stockholders Agreement dated August 10, 1993 between the Registrant, Liberty
           Investment Partners II, the State Board of Administration of Florida ("SBA"),
           Monaco Capital Partners, Tucker Anthony Holding Corporation, Kay L. Toolson,
           Page Robertson, Ed Kinney, Ray Mehaffey, Enoch Hutchcraft, Gary Smith, John
           Nepute, Miki Scheer and C.D. Smith.

10.2(1)    Form of Indemnification Agreement for directors and executive officers.

10.3(1)+   93 Incentive Stock Option Plan and form of option agreement thereunder.

10.4(1)+   1993 Director Option Plan.

10.5(1)+ 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.

10.6(1)    Amended and Restated Management Agreement dated August 10, 1993 between the
           Registrant and Cariad Capital, Inc.

10.7(1)    Registration Agreement dated March 5, 1993 between the Registrant, Liberty
           Investment Partners, II and SBA.

10.8(1)    Registration Agreement dated March 5, 1993 among the Registrant, Monaco
           Capital Partners, Tucker Anthony Holding Corporation and certain other stockholders of the Registrant.

10.9(2)    Credit Agreement dated as of March 5, 1996 among BT Commercial Corporation,
           Deutsche Financial Services Corporation, Nationsbank of Texas, N.A., LaSalle
           National Bank and Monaco Coach Corporation.

10.10(2)   Registration Rights Agreement dated as of March 4, 1996 among Holiday Rambler
           LLC and Monaco Coach Corporation.

11.1       Computation of earnings per share (see Note 11 of Notes to Consolidated
           Financial Statements included in Item 8 hereto).

21.1       Subsidiaries of Registrant.

23.1       Consent of Independent Accountants.

24.1       Power of Attorney (included on the signature pages hereof).

27         Financial Data Schedule

------------------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-67374) declared effective on September 23, 1993.

(2) Incorporated by reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits," of the Company's Current Report on Form 8-K dated March 4, 1996.

(3) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits, Financial Statement Schedules, and Reports on Form-8-K," of the Company's Form 10-K Annual Report for the year ended January 1, 1994.

 +  The item listed is a compensatory plan.

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 28, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MONACO COACH CORPORATION

                                          By: /s/ KAY L. TOOLSON
                                          --------------------------------------
                                          Kay L. Toolson
                                          CHIEF EXECUTIVE OFFICER

March 18, 1997

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kay L. Toolson and John W. Nepute, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                       TITLE                         DATE
------------------------------------------------------  ---------------------------------  ----------------------

                  /s/ KAY L. TOOLSON                    Chairman of the Board and Chief
     -------------------------------------------          Executive Officer (Principal         March 18, 1997
                   (Kay L. Toolson)                       Executive Officer)

                                                        Vice President of Finance and
                  /s/ JOHN W. NEPUTE                      Chief Financial Officer
     -------------------------------------------          (Principal Financial and             March 18, 1997
                   (John W. Nepute)                       Accounting Officer)

                /s/ MICHAEL J. KLUGER
     -------------------------------------------        Director                               March 18, 1997
                 (Michael J. Kluger)

                /s/ CARL E. RING, JR.
     -------------------------------------------        Director                               March 18, 1997
                 (Carl E. Ring, Jr.)

                 /s/ RICHARD A. ROUSE
     -------------------------------------------        Director                               March 18, 1997
                  (Richard A. Rouse)

               /s/ ROGER A. VANDENBERG
     -------------------------------------------        Director                               March 18, 1997
                (Roger A. Vandenberg)

                                 EXHIBIT INDEX

EXHIBIT NO.                                                 EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------
  2.1(1)     Asset Purchase Agreement dated February 4, 1993 between the Registrant, Warrick Industries, Inc.,
             William L. Warrick, Arlen J. Paul, Kay L. Toolson, Jay M. DeVoss and James A. Krider.

  2.2(1)     First Amendment to Asset Purchase Agreement dated March 5, 1993 between Registrant, Warrick
             Industries, Inc., William L. Warrick, Arlen J. Paul, Kay L. Toolson, Jay M. DeVoss and James A.
             Krider.

  2.3(1)     Assumption Agreement dated March 5, 1993 between the Registrant and Warrick Industries, Inc.

  2.4(1)     Letter Agreement dated August 10, 1993 between the Registrant, Warrick Industries, Inc., William L.
             Warrick, Arlen J. Paul, Jay M. DeVoss, James A. Krider and Kay L. Toolson.

  2.5(2)     Asset Purchase Agreement dated as of January 21, 1996 among Harley-Davidson, Inc., Holiday Rambler
             LLC, State Road Properties L.P., and Monaco Coach Corporation (the "HR Asset Purchase Agreement").

  2.6(2)     Amendment No. 1 to the HR Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson,
             Inc., Holiday Rambler LLC, State Road Properties L.P., and Monaco Coach Corporation.

  2.7(2)     Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Holding
             Corp., Holiday World, Inc., a California corporation, Holiday World, Inc., a Texas corporation,
             Holiday World, Inc., a Florida corporation, Holiday World, Inc., an Oregon corporation, Holiday
             World, Inc., an Indiana corporation, Holiday World, Inc., a Washington corporation, Holiday World,
             Inc., a New Mexico corporation, Monaco Coach Corporation and MCC Acquisition Corporation.

  2.8(2)     Subordinated Promissory Note, dated as of March 4, 1996, issued to Holiday Holding Corp. by MCC
             Acquisition Corporation.

  3.1(3)     Amended and Restated Certificate of Incorporation of Registrant.

  3.2(3)     Bylaws of Registrant, as amended to date.

  3.3(2)     Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred
             Stock of Monaco Coach Corporation.

 10.1(1)     Stockholders Agreement dated August 10, 1993 between the Registrant, Liberty Investment Partners II, the State Board of Administration of Florida ("SBA"), Monaco Capital Partners, Tucker Anthony Holding
             Corporation, Kay L. Toolson, Page Robertson, Ed Kinney, Ray Mehaffey, Enoch Hutchcraft, Gary Smith,
             John Nepute, Miki Scheer and C.D. Smith.

 10.2(1)     Form of Indemnification Agreement for directors and executive officers.

 10.3(1)+    93 Incentive Stock Option Plan and form of option agreement thereunder.

 10.4(1)+    1993 Director Option Plan.

 10.5(1)+    1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.

 10.6(1)     Amended and Restated Management Agreement dated August 10, 1993 between the Registrant and Cariad
             Capital, Inc.

 10.7(1)     Registration Agreement dated March 5, 1993 between the Registrant, Liberty Investment Partners II and
             SBA.

 10.8(1)     Registration Agreement dated March 5, 1993 among the Registrant, Monaco Capital Partners, Tucker
             Anthony Holding Corporation and certain other stockholders of the Registrant.

 10.9(2)     Credit Agreement dated as of March 5, 1996 among BT Commercial Corporation, Deutsche Financial
             Services Corporation, Nationsbank of Texas, N.A., LaSalle National Bank and Monaco Coach Corporation.

 10.10(2)    Registration Rights Agreement dated as of March 4, 1996 among Holiday Rambler LLC and Monaco Coach
             Corporation.

 11.1        Computation of earnings per share (see Note 11 of Notes to Consolidated Financial Statements included in Item 8 hereto).

 21.1        Subsidiaries of Registrant.

 23.1        Consent of Independent Accountants.

 24.1        Power of Attorney (included on the signature pages hereof).

 27          Financial Data Schedule

------------------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-67374) declared effective on September 23, 1993.

(2) Incorporated by reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits," of the Company's Current Report on Form 8-K dated March 4, 1996.

(3) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits, Financial Statement Schedules, and Reports on Form-8-K," of the Company's Form 10-K Annual Report for the year ended January 1, 1994.

 +  The item listed is a compensatory plan.