Form 10-Q
period 1997-03-29
MONACO COACH CORP /DE/
filed 1997-05-13
CIK 910619

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 29, 1997

                                      or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period from ___________ to _____________

Commission File Number: 0-22256

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

YES  X    NO
   -----    ------

    The number of shares outstanding of common stock, $.01 par value, as of March 29, 1997: 4,438,217

                            MONACO COACH CORPORATION

                                   FORM 10-Q

                                 March 29, 1997

                                    INDEX

                                                                                   PAGE
                                                                                 REFERENCE
                                                                                ------------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

  Condensed Consolidated Balance Sheets as of
   December 28, 1996 and March 29, 1997.                                              4

  Condensed Consolidated Statements of Income
   for the quarter ended March 30, 1996 and
   March 29, 1997.                                                                    5

  Condensed Consolidated Statements of Cash
   Flows for the quarter ended March 30, 1996 and
   March 29, 1997.                                                                    6

  Notes to Condensed Consolidated Financial Statements.                             7--10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                                     11--17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                  17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                          18

Item 6.   Exhibits and Reports on Form 8-k.                                           18

Signatures                                                                            19


                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements

                           MONACO COACH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited: dollars in thousands)

                                                                                   DECEMBER 28,   MARCH 29,
                                                                                      1996          1997
                                                                                   ------------  -----------
ASSETS
Current assets:
  Trade receivables............................................................     $  14,891     $  27,642
  Inventories..................................................................        46,930        45,249
  Prepaid expenses.............................................................         1,343           532
  Deferred tax assets..........................................................         8,278         8,278
  Notes receivable.............................................................         1,064           177
  Assets held for sale.........................................................         1,383           908
                                                                                   ------------  -----------
    Total current assets.......................................................        73,889        82,786
Notes receivable...............................................................           636         2,093
Debt issuance costs, net of accumulated amortization of $343 and $446,
  respectively.................................................................         1,760         1,666
Property, plant and equipment, net.............................................        38,309        41,589
Goodwill, net of accumulated amortization of $2,084 and $2,243,
  respectively.................................................................        20,774        21,014
Other..........................................................................                          41
    Total assets...............................................................     $ 135,368     $ 149,189
                                                                                   ------------  -----------
                                                                                   ------------  -----------
LIABILITIES
Current liabilities:
  Book overdraft...............................................................     $   2,455     $   6,150
  Short-term borrowings........................................................         9,991        15,454
  Current portion of long-term note payable....................................         2,000         2,250
  Accounts payable.............................................................        24,218        28,322
  Accrued expenses and other liabilities.......................................        23,361        25,318
  Income taxes payable.........................................................         7,362         3,486
                                                                                   ------------  -----------
    Total current liabilities..................................................        69,387        80,980
Deferred income................................................................           200           200
Notes payable, less current portion............................................        16,500        15,875
Deferred tax liability.........................................................         2,787         2,871
                                                                                   ------------  -----------
                                                                                       88,874        99,926
                                                                                   ------------  -----------
Redeemable convertible preferred stock, redemption value of $3,005.............         2,687         2,735
                                                                                   ------------  -----------
Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares authorized, 4,438,217 shares
  (4,430,467 shares at December 28, 1996) issued and outstanding...............            44            44
Additional paid-in capital.....................................................        25,430        25,504
Retained earnings..............................................................        18,333        20,980
                                                                                   ------------  -----------
    Total stockholders' equity.................................................        43,807        46,528
                                                                                   ------------  -----------
    Total liabilities and stockholders' equity.................................     $ 135,368     $ 149,189
                                                                                   ------------  -----------
                                                                                   ------------  -----------

    See accompanying notes.

                           MONACO COACH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited: dollars in thousands, except per share data)

                                                                              QUARTER ENDED
                                                                        -------------------------
                                                                          MARCH 30,    MARCH 29,
                                                                            1996         1997
                                                                        ------------ ------------
Net sales.............................................................. $    61,964  $   109,023
Cost of sales..........................................................      55,237       93,981
                                                                        ------------ ------------
    Gross profit.......................................................       6,727       15,042
Selling, general and administrative expenses...........................       4,650        9,476
Management fees........................................................          18           18
Amortization of goodwill...............................................         129          159
                                                                        ------------ ------------
    Operating income...................................................       1,930        5,389
Other expense (income), net............................................          (7)         (39)
Interest expense.......................................................         863          821
                                                                        ------------ ------------
    Income before income taxes.........................................       1,074        4,607
Provision for income taxes.............................................         440        1,912
                                                                        ------------ ------------
    Net income.........................................................         634        2,695
Preferred stock dividends..............................................                      (23)
Accretion of redeemable preferred stock................................                      (25)
                                                                        ------------ ------------
    Net income attributable to common stock............................ $       634  $     2,647
                                                                        ------------ ------------
                                                                        ------------ ------------
Earnings per common share:
    Primary............................................................ $       .14  $       .59
    Fully Diluted...................................................... $       .14  $       .57
Weighted average shares outstanding:
    Primary............................................................   4,465,903    4,516,215
    Fully Diluted......................................................   4,540,236    4,747,083




See accompanying notes.

                             MONACO COACH CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited: dollars in thousands)


                                                                               QUARTER ENDED
                                                                          ------------------------
                                                                           MARCH 30,    MARCH 29,
                                                                             1996         1997
                                                                          -----------  -----------
Increase (Decrease) in Cash:

Cash flows from operating activities:
  Net income...........................................................   $     634    $   2,695
  Adjustments to reconcile net income to net cash generated (used) by operating activities:
    Depreciation and amortization......................................         566          786
    Deferred income taxes..............................................          84           84
    Changes in working capital accounts, net of effect of business acquisition and sale of retail stores:
      Receivables......................................................      (4,637)     (12,735)
      Inventories......................................................       8,592         (611)
      Prepaid expenses.................................................         (84)         811
      Accounts payable.................................................       3,880        4,104
      Accrued expenses and other current liabilities...................       1,129        1,957
      Income tax payable...............................................         172       (3,876)
                                                                          -----------  -----------
         Net cash provided by (used in) operating activities...........      10,336       (6,785)
                                                                          -----------  -----------
Cash flows from investing activities:
  Additions to property, plant and equipment...........................        (329)      (3,780)
  Payment for business acquisition (see note 2)........................     (25,350)
  Proceeds from sale of retail stores, collections on
    notes receivable, net of closing costs.............................                      206
                                                                         -----------  -----------
    Net cash used in investing activities..............................     (25,679)      (3,574)
                                                                         -----------  -----------
Cash flows from financing activities:
  Book overdraft.......................................................        (516)       3,695
  Borrowings on lines of credit, net...................................       5,837        7,483
  Payments on floor financing, net.....................................        (356)        (468)
  Borrowings on long-term notes payable................................      20,000
  Debt issuance costs..................................................      (2,024)
  Payments on long-term notes..........................................      (7,000)        (375)
  Other................................................................          37           24
                                                                          -----------  -----------
    Net cash provided by financing activities..........................      15,978       10,359
                                                                          -----------  -----------
Net increase in cash...................................................         635            0
Cash at beginning of period............................................           0            0
                                                                          -----------  -----------
Cash at end of period..................................................   $     635    $       0
                                                                          -----------  -----------
                                                                          -----------  -----------
Supplemental disclosure
  Amount of capitalized interest.......................................          34          146


    See accompanying notes.

                               MONACO COACH CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  Basis of Presentation

    The interim financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 28, 1996 and March 29, 1997, and the results of operations and cash flows of the Company for the quarters ended March 30, 1996 and March 29, 1997. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 28, 1996.

2.  Holiday Acquisition

    On March 4, 1996, the Company acquired certain assets of the Holiday Rambler LLC Recreational Vehicle Manufacturing Division ("Holiday Rambler") and ten retail dealerships ("Holiday World") from an affiliate of Harley-Davidson, Inc. ("Harley-Davidson"). The acquisition (the "Holiday Acquisition") was accounted for as a purchase.

    The purchase price for Holiday Rambler and Holiday World was comprised of:

                                                                (In thousands)
                                                               ----------------
Cash, including transaction costs of $2,131,
  net of $836 received from Harley-Davidson...................   $  24,645
Preferred stock...............................................       2,599
Subordinated debt.............................................      12,000
                                                               ----------------
                                                                 $  39,244
                                                               ----------------
                                                               ----------------

The purchase price was allocated to the assets acquired based on estimated fair values at March 4, 1996, as follows:

                                                                (In thousands)
                                                               ----------------
Receivables....................................................  $   9,536
Inventories....................................................     61,269
Property and equipment.........................................     11,592
Prepaids and other assets......................................         86
Assets held for sale...........................................      7,100
Goodwill.......................................................      2,560
Notes payable..................................................    (21,784)
Accounts payable...............................................    (16,851)
Accrued liabilities............................................    (14,264)
                                                               ----------------
                                                                 $  39,244
                                                               ----------------
                                                               ----------------

The allocation of the purchase price and the related goodwill of $2,161,000 was subject to adjustment upon resolution of pre-Holiday Acquisition contingencies. The effects of resolution of pre-Holiday Acquisition contingencies occuring: (i) within one year of the acquisition date were reflected as an adjustment of the allocation of the purchase price and of goodwill, and (ii) after one year will be recognized in the determination of net income.

                            MONACO COACH CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

2.  Holiday Acquisition (continued)

    The ten acquired Holiday World retail store properties were classified as "assets held for sale". Seven of the stores were sold during 1996 at a gain of $1,402,000, which has been reflected as an adjustment of goodwill. One store was sold during the first quarter of 1997 at a loss of $399,000, which also has adjusted goodwill. The remaining two stores are still held for sale. The Company's results of operations and cash flows include Holiday World since March 4, 1996, as the operating activities of Holiday World are not clearly distinguishable from other continuing operations. Net sales of Holiday World stores subsequent to the purchase and included in the quarters ended March 30, 1996 and March 29, 1997 were $9.6 million and $2.9 million, respectively.

    The following unaudited pro forma information presents the consolidated results as if the Holiday Acquisition had occurred at the beginning of the quarter and giving effect to the adjustments for the related interest on financing the purchase price, goodwill and depreciation. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future operating results.



                                            (In thousands, except per
                                                share amounts)
                                                 Quarter Ended
                                                   March 30,
                                                     1996
                                           ----------------------------

Net sales..................................          $   115,766
Net loss...................................                  733
Loss per common share......................                 0.16



3.  Inventories

    Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:



                                                   (In thousands)
                                              --------------------------
                                               DECEMBER 28,    MARCH 29,
                                                   1996          1997
                                              -------------  -----------
Raw materials................................  $   16,844     $ 15,945
Work-in-process..............................      17,592       17,139
Finished units...............................       3,998        6,449
Holiday World retail inventory...............       8,496        5,716
                                              -------------  -----------
                                               $   46,930     $ 45,249
                                              -------------  -----------
                                              -------------  -----------


4.  Goodwill

    Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at March 29, 1997, the unamortized amount was $18.6 million. The goodwill arising from the Holiday Acquisition is being amortized on a straight-line basis over 20 years; at March 29, 1997 the unamortized amount was $2.4 million. Management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

                               MONACO COACH CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     (Unaudited)


5.  Short-term Borrowings

    In connection with the Holiday Acquisition, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45,000,000, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.5%. There were outstanding borrowings of approximately $11,272,000 at March 29, 1997. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The newly acquired Holiday World subsidiary has various loans outstanding to finance retail inventory at the dealerships which amounted to approximately $4,182,000 at March 29, 1997, which bear interest at various rates based on the prime rate and are collateralized by the assets of the subsidiary.

6.  Long-term Borrowings

    The Company has a term loan of $18,125,000 outstanding as of March 29, 1997 which was obtained in connection with the Holiday Acquisition. The term loan bears interest at various rates based on the Company's interest coverage ratio, and expires on March 1, 2001. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company.

7.  Earnings Per Common Share

    Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and convertible preferred stock. Common shares issued and options granted by the Company are considered outstanding for the period presented, using the treasury stock method. The weighted average number of common shares used in the computation of earnings per common share are as follows:


                                                                              Quarter Ended
                                                             --------------------------------------------------
                                                                    March 30,                 March 29,
                                                                       1996                      1997
                                                             ------------------------  ------------------------
                                                                            Fully                     Fully
                                                              Primary      Diluted      Primary      Diluted
                                                             ----------  ------------  ----------  ------------
Issued and outstanding (weighted average)..................   4,414,254    4,414,254    4,435,703    4,435,703
Stock options..............................................      51,649       60,020       80,512       80,512
Convertible preferred stock................................                   65,962                   230,868
                                                             ----------  ------------  ----------  ------------
                                                              4,465,903    4,540,236    4,516,215    4,747,083
                                                             ----------  ------------  ----------  ------------
                                                             ----------  ------------  ----------  ------------


8.  New Accounting Pronouncement

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which is required to be adopted for periods ending after December 15, 1997. The following table presents unaudited pro forma earnings per share, calculated in accordance with the provisions of this new standard:


                                    MARCH 30, 1996     MARCH 29, 1997
                                   -----------------  -----------------
Basic...........................      $     .14          $     .60
Diluted.........................      $     .14          $     .57

                               MONACO COACH CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    (Unaudited)


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

    LITIGATION

    The Company is involved in legal proceedings arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, in connection with the Holiday Acquisition, the Company assumed most of the liabilities of that business, including product liability and warranty claims. The Company does not believe that the outcome of its pending legal proceedings, in excess of insurance coverage and accruals recorded for estimated settlements, will have a material adverse effect on the business, financial condition or results of operations of the Company.

    OTHER COMMITMENTS

    In 1996, the Company began construction of a new manufacturing facility in Wakarusa, Indiana. The new facility is expected to be completed in 1997 at a total estimated cost of $15 million. At March 29, 1997, the Company had incurred approximately $8.2 million in expenditures related to construction in progress on the facility.

11. Subsequent Event

    On March 19, 1997, the Company filed a registration statement with the United States Securites and Exchange Commission to register for sale to the public 800,000 shares of its Common Stock, which is expected to occur after March 29, 1997. The Company intends to use the net proceeds from the offering to retire all or a portion of the outstanding balance under its revolving line of credit. The balance of the proceeds are expected to be used for working capital and general corporate purposes.

       ITEM 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or acheivements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the factors discussed below under the caption "Factors That May Affect Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption "Factors That May Affect Future Operating Results". The Company cautions the reader, however, that these factors may not be exhaustive.

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables"). The Company's product line currently consists of ten models of motor coaches and five models of fifth wheel trailers and travel trailers under the well-known "Monaco" and "Holiday Rambler" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $750,000 for motor coaches and from $15,000 to $70,000 for towables.

Prior to March 1996, the Company's product line consisted exclusively of High-Line Class A motor coaches (units with retail prices above $120,000). On March 4, 1996 the Company acquired Holiday Rambler, a manufacturer of a full line of towable products and mid to upper priced motor coaches. The Holiday Acquisition more than doubled the Company's net sales, significantly broadened the range of products the Company offered (including the Company's first offerings of towables and entry-level to mid-range motor coaches) and significantly lowered the price threshold for first-time buyers of the Company's products, making them affordable for a significantly larger base of potential customers.

The operations of Holiday Rambler were incorporated into the Company's consolidated financial statements from March 4, 1996. Therefore, the Company's consolidated financial statements for the first quarter of 1996 include only one month of Holiday Rambler operations while the first quarter of 1997 includes three months of Holiday Rambler operations. Both 1996 and 1997 results contain other expenses related to the Holiday Acquisition, primarily interest expense, the amortization of debt issuance costs, and Holiday Acquisition goodwill.

RESULTS OF OPERATIONS

Quarter ended March 29, 1997 Compared to Quarter ended March 30, 1996

Net sales increased 75.9% to $109.0 million in the first quarter of 1997 compared to $62.0 million for the same period last year. The primary reason for this increase was the inclusion in the 1997 period of three months of Holiday Rambler operations compared to one month in the 1996 period. The Company's overall unit sales more than doubled from 641 units in 1996 to 1,491 units in 1997 (excluding 98 units in 1997 and 193 units in 1996 that were sold by the Company's Holiday World retail dealerships that were either previously owned or not Holiday Rambler units). On a pro forma basis, assuming the Company had acquired Holiday Rambler at the beginning of 1996, wholesale sales dollars would have been up 7.4%, with motorized products up 4.1% and towables up 26.9%. The substantial increase in towable sales was primarily due to sales of the Company's Alumascape model which was introduced in the third quarter of 1996. The Company's average unit selling price dropped to $71,684 in the first quarter of 1997 from $92,650 in the first quarter of 1996. Due to the inclusion of Holiday Rambler's generally lower priced products, the Company expects its overall average selling price to remain less than $100,000.

Gross profit for the first quarter of 1997 increased to $15.0 million, up $8.3 million from $6.7 million in 1996, and gross margin increased to 13.8% in 1997 from 10.9% in 1996. Gross margin in the first quarter of 1996 was limited by a $645,000 increase in cost of sales resulting from an inventory write-up to fair value arising from the Holiday Acquisition. Without this charge, gross margin in the first quarter of 1996 would have been 11.9%. Gross margin in 1997 was slightly lower than expected due to a combination of factors. The Company had abnormally high costs stemming from the ramp up of production in the Coburg, Oregon plant from 8 to 10 units per week. Additionally, the Company took some modest inventory write-downs in anticipation of model changes coming up in the second quarter. One of the Company's objectives continues to be to improve individual model gross margins, primarily through additional purchasing and manufacturing synergies anticipated to be derived from the Holiday Acquisition. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased from $4.7 million in 1996 to $9.5 million in the first quarter of 1997 and increased as a percentage of net sales from 7.5% in 1996 to 8.7% in 1997. The increase in selling, general, and administrative expenses in dollars and as a percentage of net sales was primarily due to the inclusion of a full quarter of Holiday Rambler operations in 1997 versus only one month in 1996. Holiday Rambler has historically spent more for selling, general, and administrative expense as a percentage of net sales than Monaco. The Company has reduced and plans to continue lowering the level of spending by Holiday Rambler for selling, general, and administrative expenses as a percentage of net sales. However, the Company's overall selling, general, and administrative expenses as a percentage of net sales is expected to remain higher than the level prior to the Holiday Acquisition.

Amortization of goodwill was $159,000 in the first quarter of 1997 compared to $129,000 in the same period of 1996. At March 29, 1997, goodwill, net of accumulated amortization, was $21.0 million.

Operating income was $5.4 million in the first quarter of 1997, a $3.5 million increase over $1.9 million in the first quarter of 1996. The improvement in the Company's gross margin was greater than the increase in selling, general, and administrative expense as a percentage of net sales, resulting in an increase in operating margin from 3.1% in the first quarter of 1996 to 4.9% in the first quarter of 1997. The Company's operating margin in the first quarter of 1996 was adversely affected by a $645,000 expense related to an inventory write-up to fair value as a result of the Holiday Acquisition. Without that charge, the Company's operating margin in the first quarter of 1996 would have been 4.1%.

Net interest expense was $821,000 in the first quarter of 1997 compared to $863,000 in the comparable 1996 period. The Company capitalized $146,000 of interest expense in 1997 relating to the construction in progress for a new motorized manufacturing facility in Wakarusa, Indiana, and capitalized $34,000 of interest expense in 1996 stemming from the construction of the Coburg, Oregon facility. The Company's interest expense included $153,000 in 1997 and $209,000 in 1996 relating to floor plan financing at the retail stores. Additionally, 1997 first quarter interest expense included $103,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period.

The Company reported a provision for income taxes of $1.9 million, or an effective tax rate of 41.5%, in the first quarter of 1997, compared to $440,000, or an effective tax rate of 41%, for the comparable 1996 period.

Net income increased by $2.1 million from $634,000 in the first quarter of 1996 to $2.7 million in the first quarter of 1997, primarily due to the increases in net sales and operating income resulting from the Holiday Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first quarter of 1997, the Company had a cash outflow of $6.8 million from operations. An abnormally large increase in trade receivables, arising primarily from a trade show in March, combined with payments that reduced income taxes payable more than offset the $3.5 million generated from net income and non-cash expenses such as depreciation and amortization, as well as increases in accounts payable and accrued expenses. The increase in trade receivables was temporary and the Company's trade receivable balance has since returned to a more normal level.

The Company has credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million ( the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30 of each year, beginning April 30, 1997, of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year (no defined excess cash flow existed for the year ended December 28, 1996); and (ii) a payment within two days of the sale of any Holiday World dealership, of the net cash proceeds received by the Company from such sale. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. At March 29, 1997, the effective interest rates on the Revolving Loans and the Term Loan were 9.75% and 8.53%, respectively. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of March 29, 1997, $18.1 million was outstanding under the Term Loan and $11.3 million was outstanding under the Revolving Loans. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company also has various loans outstanding to finance retail inventory at the two remaining Holiday World dealerships which amounted to $4.2 million at March 29, 1997 and which bear interest at various rates based on the prime rate and are collateralized by the assets of the Company.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties. At March 29, 1997, the Company had working capital of approximately $1.8 million, a decrease of $2.7 million from working capital of $4.5 million at December 28, 1996. The Company has been using short-term credit facilities and cash flow to finance construction of a new motorized manufacturing facility in Wakarusa, Indiana. The Company primarily used long-term debt and redeemable preferred stock to finance the Holiday Acquisition.

The Company's capital expenditures were $3.8 million in the first quarter of 1997, primarily for construction of the Wakarusa facility. This facility is expected to double the Company's production capacity of motor coaches from 14 units to 28 units per day. The total cost of the Wakarusa facility is estimated to be approximately $15.0 million, and the plant is expected to be operational by the end of the second quarter of 1997.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months. The Company anticipates that capital expenditures for all of 1997 will total from $17.0 to $20.0 million, of which an estimated $10.0 million will be spent to finish construction of the Wakarusa facility, $1.0 million will be used to set up a new towable manufacturing facility in Springfield, Oregon, and up to $2.0 million will be used to upgrade the Company's management information systems, including software to handle the "Year 2000" issue. The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers, including the Holiday World dealerships, utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At March 29, 1997, approximately $137.0 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 7.0% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter. Demand in the overall recreational vehicle industry generally declines during the winter months, while sales and revenues are generally higher during the spring and summer months. With the broader range of recreational vehicles now offered by the Company as a result of the Holiday Acquisition, seasonal factors could have a significant impact on the Company's operating results in the future. In addition, unusually severe weather conditions in certain markets could delay the timing of shipments from one quarter to another.

CYCLICALITY. The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles (excluding conversion vehicles) reached a peak of approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996. Although unit sales of High-Line Class A motor coaches have increased in each year since 1989, there can be no assurance that this trend will continue. Furthermore, as a result of the Holiday Acquisition, the Company offers a much broader range of recreational vehicle products and will likely be more susceptible to recreational vehicle industry cyclicality than in the past. Factors affecting cyclicality in the recreational vehicle industry include fuel availability and fuel prices, prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence. In particular, interest rates rose significantly in 1994 and while recent interest rates have not had a material adverse effect on the Company's business, no assurances can be given that an increase in interest rates would not have a material adverse effect on the Company's business, results of operations and financial condition.

MANAGEMENT OF GROWTH. As a result of the Holiday Acquisition, the Company has experienced significant growth in the number of its employees, in the size of its manufacturing operations and in the scope of its business. This growth has resulted in the addition of new management personnel, increased responsibilities for existing management personnel, and has placed added pressure on the Company's operating, financial and management information systems. While management believes it has substantially completed the integration of Holiday Rambler's operations and personnel into the Company, due to the large size of the Holiday Acquisition relative to the Company, there can be no assurance that the Company will not encounter problems in the future associated with the integration of Holiday Rambler's operations and personnel or that the anticipated benefits of the Holiday Acquisition will be fully realized. In addition, there can be no assurance that the Company will adequately support and manage the growth of its business and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

MANUFACTURING EXPANSION. The Company significantly increased its manufacturing capacity in 1995 by expanding its Elkhart, Indiana facility and opening its Coburg, Oregon facility. In order to meet market demand and realize manufacturing efficiencies, the Company is constructing a new motor coach manufacturing facility in Wakarusa, Indiana, is relocating its Elkhart, Indiana motor coach production to the new Wakarusa facility, and recently completed construction of the new Springfield, Oregon facility to manufacture towables. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected production difficulties. In 1995, the Company experienced start-up inefficiencies in manufacturing the Windsor model and, beginning in 1996, the Company experienced difficulty in increasing production rates of motor coaches at its Coburg facility. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

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

CONCENTRATION OF SALES TO CERTAIN DEALERS. Although the Company's products were offered by more than 150 dealerships located primarily in the United States and Canada as of March 29, 1997, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10% of the Company's net sales in 1996, the top three dealers accounted for approximately 22.5% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS. As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealers' inventory under certain circumstances in the event of a default by the dealer to its lender. In 1993, the Company's then third largest dealer went into default with its lenders, and the Company was required to repurchase 16 motor coaches. Although the Company was able to resell these motor coaches within three months, the Company incurred expenses of approximately $291,000 in connection with this dealer's default. Additionally, the need to resell these motor coaches and the loss of that dealer temporarily limited the Company's sales of new motor coaches. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $137.0 million as of March 29, 1997, with approximately 7.0% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 10 of Notes to the Company's Condensed Consolidated Financial Statements.

AVAILABILITY AND COST OF FUEL. An interruption in the supply or a significant increase in the price or tax on the sale of diesel fuel or gasoline on a regional or national basis could have a material adverse effect on the Company's business, results of operations and financial condition. Diesel fuel and gasoline have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of diesel fuel or gasoline will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on diesel fuel or gasoline will not significantly increase in the future, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON CERTAIN SUPPLIERS. A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins Engine Company, Inc.), substantially all of its transmissions (Allison Transmission Division of General Motors Corporation), axles for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis for certain of its Holiday Rambler products (Chevrolet Motor Division of General Motors Corporation, Ford Motor Company and Freightliner Custom Chassis Corporation). The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. Although the Company believes that adequate alternative suppliers exist for each of these components, an extended delay or interruption in the supply of any of the components currently obtained from a single source supplier or limited supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

NEW PRODUCT INTRODUCTIONS. The Company believes that the introduction of new features and new models will be critical to its future success. Delays in the introduction of new models or product features or a lack of market acceptance of new models or features and/or quality problems with new models or features could have a material adverse effect on the Company's business, results of operations and financial condition. For example, in the third quarter of 1995 the Company incurred unexpected costs associated with three model changes introduced in that quarter which adversely affected the Company's gross margin. There also can be no assurance that product introductions in the future will not divert revenues from existing models and adversely affect the Company's business, results of operations and financial condition.

COMPETITION. The market for the Company's products is highly competitive. The Company currently competes with a number of other manufacturers of motor coaches, fifth wheel trailers and travel trailers, some of which have significantly greater financial resources and more extensive marketing capabilities than the Company. There can be no assurance that either existing or new competitors will not develop products that are superior to, or that achieve better consumer acceptance than, the Company's products, or that the Company will continue to remain competitive.

RISK OF LITIGATION. The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, as a result of the Holiday Acquisition, the Company assumed most of the liabilities of Holiday Rambler, including product liability and warranty claims. Although the Company does not believe that the outcome of any pending litigation, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company, due to the inherent uncertainties associated with litigation, there can be no assurance in this regard.

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

ENVIRONMENTAL REGULATION AND REMEDIATION

REGULATION. The Company's recreational vehicle manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment and disposal of hazardous materials. These laws are often revised and made more stringent, and it is likely that future amendments to these laws will impact the Company's operations.

The Company has submitted applications for "Title V" air permits for its operations in Elkhart, Indiana, Nappanee, Indiana and Wakarusa, Indiana (including the new motor coach production facility under construction) and is in the process of preparing an application for its facility in Coburg, Oregon. The Company has provided the relevant state agency with a schedule of completion for the Coburg application, which will be filed after the regulatory deadline, and the agency has indicated to the Company that the schedule will be acceptable.

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

REMEDIATION. The Company has identified petroleum and/or solvent ground contamination at the Elkhart, Indiana manufacturing facility, at the Wakarusa, Indiana manufacturing facility and the Leesburg, Florida dealership acquired in the Holiday Acquisition. The Company has remediated the Elkhart site and recommended to the relevant Indiana regulatory authority that no further action be taken because the remaining contaminants are below the state's clean-up standards. The Company currently expects that the regulatory authority will concur with this finding, although there is no assurance that such approval will be forthcoming or that the regulatory authority will not require additional investigation and/or remediation. The Company is investigating the Wakarusa site and expects soon to recommend to the relevant regulatory authority that no further action be taken at that site based on the Company's consultants' view that there is a limited risk associated with the remaining contamination. It is unclear whether the regulatory authority will concur in this finding or whether additional remediation will be required. In Florida, the Company and its consultants are conducting investigations to determine the appropriate remediation program to recommend to the relevant Florida regulatory authority for the contamination associated with former underground storage tanks at the Leesburg dealership. With regard to the Wakarusa and Leesburg sites, the Company is indemnified by Harley-Davidson for investigation and remediation costs incurred by the Company (subject to a $300,000 deductible in the case of the Wakarusa site and subject to a $10 million maximum in the case of the Wakarusa site and a $5 million maximum in the case of the Leesburg site for matters, such as these, that were identified at the closing of the Holiday Acquisition).

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

                           PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.

    The Company is involved in legal proceedings arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, in connection with the Holiday Acquisition, the Company assumed most of the liabilities of that business, including product liability and warranty claims. The company does not believe that the outcome of its pending legal proceedings, in excess of insurance coverage and accruals recorded for estimated settlements, will have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    27.1  Financial Data Schedule.

    (b) Reports on Form 8-K

    No reports on Form 8-K were required to be filed during the quarter ended March 29, 1997, for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MONACO COACH CORPORATION



Dated:  May 13, 1997                      /s/ John W. Nepute
      ---------------------               -------------------------------
                                          John W. Nepute
                                          Vice President of Finance and
                                          Chief Financial Officer (Duly
                                          Authorized Officer and Principal
                                          Financial Officer)