Form 10-Q
period 1997-06-28
MONACO COACH CORP /DE/
filed 1997-08-12
CIK 910619

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  JUNE 28, 1997
                                    or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the period from __________________ to _____________

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

YES  X              NO
   -----              -----

   The number of shares outstanding of common stock, $.01 par value, as of June 28, 1997: 5,481,699

                               MONACO COACH CORPORATION

                                     FORM 10-Q

                                  JUNE  28, 1997

                                      INDEX

                                                                       PAGE
PART I - FINANCIAL INFORMATION                                       REFERENCE
                                                                     ----------
  ITEM 1.  FINANCIAL STATEMENTS.

    Condensed Consolidated Balance Sheets as of                           4
      December 28, 1996 and June 28, 1997.

    Condensed Consolidated Statements of Income                           5
      for the quarter ended June 29, 1996 and
      June 28, 1997 and for the six months ended
      June 29, 1996 and June 28, 1997.

    Condensed Consolidated Statements of Cash                             6
      Flows for the six months ended June 29, 1996 and June 28, 1997.

    Notes to Condensed Consolidated Financial Statements.               7 - 11

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.                      12 - 20

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.                                                20


PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.                                            21

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                             21

  SIGNATURES                                                             22

                           PART  I - FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                               MONACO COACH CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED: DOLLARS IN THOUSANDS)



                                                 DECEMBER  28,        JUNE 28,
                                                     1996               1997
                                                 -------------        --------
ASSETS

Current assets:
  Trade receivables                               $  14,891           $  23,230
  Inventories                                        46,930              50,585
  Prepaid expenses                                    1,343                 965
  Deferred tax assets                                 8,278               8,978
  Notes receivable                                    1,064                 177
  Assets held for sale                                1,383                 908
                                                  ---------           ---------
    Total current assets                             73,889              84,843

Notes receivable                                        636               2,058

Debt issuance costs, net of accumulated
  amortization of $343 and $549, respectively         1,760               1,565
Property, plant and equipment, net                   38,309              46,356
Goodwill, net of accumulated amortization of
  $2,084 and $2,408, respectively                    20,774              20,849
                                                  ---------           ---------
    Total assets                                  $ 135,368           $ 155,671
                                                  ---------           ---------
                                                  ---------           ---------

LIABILITIES

Current liabilities:
  Book overdraft                                  $   2,455           $   2,892
  Short-term borrowings                               9,991               4,456
  Current portion of long-term note payable           2,000               2,500
  Accounts payable                                   24,218              31,524
  Accrued expenses and other liabilities             23,361              27,073
  Income taxes payable                                7,362               1,056
                                                  ---------           ---------
    Total current liabilities                        69,387              69,501

Deferred income                                         200                 200
Notes payable, less current portion                  16,500              15,250
Deferred tax liability                                2,787               3,180
                                                  ---------           ---------
                                                     88,874              88,131
                                                  ---------           ---------

Redeemable convertible preferred stock,
  redemption value of $3,005                          2,687
                                                  ---------           ---------

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 20,000,000 shares
  authorized, 5,481,699 shares (4,430,467 shares
  at December 28, 1996) issued and outstanding           44                  55
Additional paid-in capital                           25,430              44,000
Retained earnings                                    18,333              23,485
                                                  ---------           ---------
    Total stockholders' equity                       43,807              67,540
                                                  ---------           ---------
    Total liabilities and stockholders' equity    $ 135,368           $ 155,671
                                                  ---------           ---------
                                                  ---------           ---------


See accompanying notes.

                               MONACO COACH CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        QUARTER ENDED             SIX MONTHS ENDED
                                                  ------------------------    ------------------------
                                                   JUNE 29,      JUNE 28,      JUNE 29,      JUNE 28,
                                                     1996          1997          1996         1997
                                                  ----------    ----------    ----------    ----------
Net sales                                         $  106,729    $  105,981    $  168,694    $  215,005
Cost of sales                                         94,321        91,652       149,558       185,630
                                                  ----------    ----------    ----------    ----------

   Gross profit                                       12,408        14,329        19,136        29,375

Selling, general and administrative expenses           9,277         8,811        13,927        18,292
Management fees                                           18            18            36            36
Amortization of goodwill                                 179           159           309           319
                                                  ----------    ----------    ----------    ----------

   Operating income                                    2,934         5,341         4,864        10,728

Other expense (income), net                               11           (58)            3           (97)
Interest expense                                       1,362           585         2,226         1,408
                                                  ----------    ----------    ----------    ----------

   Income before income taxes                          1,561         4,814         2,635         9,417

Provision for income taxes                               670         1,998         1,110         3,907
                                                  ----------    ----------    ----------    ----------

   Net income                                            891         2,816         1,525         5,510

Preferred stock dividends                                (38)          (18)          (50)          (41)
Accretion of redeemable preferred stock                  (25)         (292)          (33)         (317)
                                                  ----------    ----------    ----------    ----------
   Net income attributable to
     common stock                                 $      828    $    2,506    $    1,442    $    5,152
                                                  ----------    ----------    ----------    ----------
                                                  ----------    ----------    ----------    ----------

Earnings per common share:
   Primary                                              $.19          $.54          $.32         $1.12
   Fully diluted (see note 7)                           $.19          $.58          $.33         $1.14

Weighted average common shares outstanding:
   Primary                                         4,472,357     4,661,323     4,469,130     4,588,769
   Fully diluted                                   4,703,043     4,882,348     4,621,549     4,828,931


See accompanying notes.

                               MONACO COACH CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                         ---------------------
                                                                         JUNE 29,     JUNE 28,
                                                                           1996         1997
                                                                         --------     --------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
  Net income                                                             $  1,525     $    5,510
  Adjustments to reconcile net income to net cash
    generated (used) by operating activities:
      Depreciation and amortization                                         1,489         1,566
      Deferred income taxes                                                   168          (307)
      Changes in working capital accounts, net of effect
        of business acquisition and sale of retail stores:
          Trade receivables                                                (4,457)       (8,323)
          Inventories                                                      13,659        (5,947)
          Prepaid expenses                                                   (342)          378
          Accounts payable                                                    873         7,306
          Accrued expenses and other current liabilities                    3,305         3,502
          Income taxes payable                                               (128)       (6,306)
                                                                         --------     ---------

             Net cash provided by (used in) operating activities           16,092        (2,621)
                                                                         --------     ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                                 (726)       (9,105)
  Payment for business acquisition (see note 2)                           (23,177)
  Proceeds from sale of retail stores, collections on notes
    receivable, net of closing costs                                        3,213           241
                                                                         --------     ---------

             Net cash used in investing activities                        (20,690)       (8,864)
                                                                         --------     ---------

Cash flows from financing activities:
  Book overdraft                                                             (516)          437
  Payments on lines of credit, net                                         (3,968)       (3,789)
  Payments on subordinated note                                            (1,277)
  Advances (payments) on floor financing, net                               1,089          (194)
  Borrowings on long-term notes payable                                    20,000
  Debt issuance costs                                                      (2,024)
  Payments on long-term notes payable                                      (7,000)         (750)
  Issuance of common stock                                                               16,181
  Cost to issue shares of common stock                                                     (390)
  Other                                                                        42           (10)
                                                                         --------     ---------

             Net cash provided by financing activities                      6,346        11,485
                                                                         --------     ---------

Net increase in cash                                                        1,748             0
Cash at beginning of period                                                     0             0
                                                                         --------     ---------

Cash at end of period                                                    $  1,748     $       0
                                                                         --------     ---------
                                                                         --------     ---------

SUPPLEMENTAL DISCLOSURE

  Amount of capitalized interest                                         $    136     $     387
  Conversion of preferred stock to common stock                                           3,000


See accompanying notes.

                         MONACO COACH CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1.  BASIS OF PRESENTATION

    The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 28, 1996 and June 28, 1997, and the results of operations for the quarters and six-month periods ended June 29, 1996 and June 28, 1997, and cash flows of the Company for the six-month periods ended June 29, 1996 and June 28, 1997. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of December 28, 1996 was derived from audited financial statements, but do not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 28, 1996.

2.  HOLIDAY ACQUISITION

    On March 4, 1996, the Company acquired certain assets of the Holiday Rambler LLC Recreational Vehicle Manufacturing Division ("Holiday Rambler") and ten retail dealerships ("Holiday World") from an affiliate of Harley-Davidson, Inc. ("Harley-Davidson"). The acquisition (the "Holiday Acquisition") was accounted for as a purchase.

    The purchase price for Holiday Rambler and Holiday World was comprised of:

                                                          (IN THOUSANDS)
        Cash, including transaction costs of $2,131,
           net of $836 received from Harley-Davidson        $   24,645
        Preferred stock                                          2,599
        Subordinated debt                                       12,000
                                                            ----------
                                                            $   39,244
                                                            ----------
                                                            ----------

The purchase price was allocated to the assets acquired based on estimated fair values at March 4, 1996, as follows:

                                                          (IN THOUSANDS)

        Receivables                                         $    9,536
        Inventories                                             61,269
        Property and equipment                                  11,592
        Prepaids and other assets                                   86
        Assets held for sale                                     7,100
        Goodwill                                                 2,560
        Notes payable                                          (21,784)
        Accounts payable                                       (16,851)
        Accrued liabilities                                    (14,264)
                                                           -----------
                                                           $    39,244
                                                           -----------
                                                           -----------

The allocation of the purchase price and the related goodwill was subject to adjustment upon resolution of pre-Holiday Acquisition contingencies. The effects of resolution of pre-Holiday Acquisition contingencies occurring: (i) within one year of the acquisition date were reflected as an adjustment of the allocation of the purchase price and of goodwill, and (ii) after one year will be recognized in the determination of net income.

                         MONACO COACH CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                               (UNAUDITED)


2.  HOLIDAY ACQUISITION (CONTINUED)

    The ten acquired Holiday World retail store properties were classified as "assets held for sale". Seven of the stores were sold during 1996 at a gain of $1,402,000, which has been reflected as an adjustment of goodwill. One store was sold during the first quarter of 1997 at a loss of $399,000, which also has adjusted goodwill. The remaining two stores are still held for sale. The Company's results of operations and cash flows include Holiday World since March 4, 1996, as the operating activities of Holiday World are not clearly distinguishable from other continuing operations. Net sales of Holiday World stores subsequent to the purchase and included in the six months ended June 29, 1996 and June 28, 1997 were $16.3 million and $4.5 million, respectively.

    The following unaudited pro forma information presents the consolidated results as if the Holiday Acquisition had occurred at the beginning of 1996 and giving effect to the adjustments for the related interest on financing the purchase price, goodwill and depreciation. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future operating results.

                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                       AMOUNTS)
                                                  SIX MONTHS ENDED
                                                      JUNE 29,
                                                        1996
                                                  -----------------
         Net sales                                $        222,495
         Net loss                                              158
         Loss per common share                                0.03


3.  INVENTORIES

    Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

                                                  (IN THOUSANDS)
                                            DECEMBER 28,      JUNE 28,
                                               1996             1997
                                            ------------    -----------
        Raw materials                       $     16,844    $    20,354
        Work-in-process                           17,592         18,977
        Finished units                             3,998          5,686
        Holiday World retail inventory             8,496          5,568
                                            ------------    -----------
                                            $     46,930    $    50,585
                                            ------------    -----------
                                            ------------    -----------

4.  GOODWILL

    Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at June 28, 1997, the unamortized amount was $18.4 million. The goodwill arising from the Holiday Acquisition is being amortized on a straight-line basis over 20 years; at June 28, 1997 the unamortized amount was $2.4 million. Management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

                         MONACO COACH CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                               (UNAUDITED)


5.  SHORT-TERM BORROWINGS

    In connection with the Holiday Acquisition, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45,000,000, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.5%. There were no outstanding borrowings at June 28, 1997. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The Holiday World subsidiary has various loans outstanding to finance retail inventory at the dealerships which amounted to approximately $4,456,000 at June 28, 1997, which bear interest at various rates based on the prime rate and are collateralized by the assets of the subsidiary.

6.  LONG-TERM BORROWINGS

    The Company has a term loan of $17,750,000 outstanding as of June 28, 1997 which was obtained in connection with the Holiday Acquisition. The term loan bears interest at various rates based on the Company's interest coverage ratio, and expires on March 1, 2001. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company.

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

                                                                  SIX MONTHS ENDED
                                               ------------------------------------------------------------
                                                           JUNE 29,                      JUNE 28,
                                                            1996                          1997
                                               -----------------------------   ----------------------------
                                                 Primary      Fully Diluted      Primary      Fully Diluted
                                               -----------    --------------   ------------   -------------
  Issued and outstanding (weighted average)     4,416,751        4,416,751       4,501,921      4,501,921
  Stock options                                    52,379           56,473          86,848        110,140
  Convertible preferred stock                                      148,325                        216,870
                                               -----------    --------------   ------------   -------------
                                                4,469,130        4,621,549       4,588,769      4,828,931
                                               -----------    --------------   ------------   -------------
                                               -----------    --------------   ------------   -------------

    Fully diluted earnings per share for the quarter and year to date ended June 28, 1997 were greater than primary earnings per share by $.04 and $.02 per share respectively. The antidilutive effect was caused principally by the conversion of all shares of preferred stock to shares of common stock during the second quarter, which required all remaining accretion related to preferred stock share to be charged against retained earnings.

                         MONACO COACH CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                               (UNAUDITED)

8.  NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which is required to be adopted for periods ending after December 15, 1997. The following table presents unaudited pro forma earnings per share, calculated in accordance with the provisions of this new standard:

                          QUARTER ENDED                SIX MONTHS ENDED
                   ----------------------------------------------------------
                   JUNE 29, 1996  JUNE 28, 1997  JUNE 29, 1996  JUNE 28, 1997
                   -------------  -------------  -------------  -------------
       Basic           $.19            $.55           $.32          $1.14
       Diluted         $.19            $.55           $.32          $1.14

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components of revenues, expenses, gains, and losses.

    In June of 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information about operating segments.

    Both SFAS No. 130 Reporting of Comprehensive Income, and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, are effective for periods beginning after December 15, 1997. The Company will be adopting the requirements of these statements in the first quarter of 1998.


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

    LITIGATION

    The Company is involved in legal proceedings arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, in connection with the Holiday Acquisition, the Company assumed most of the liabilities of that business, including product liability and warranty claims. The Company does not believe that the outcome of its pending legal proceedings will have a material adverse effect on the business, financial condition, or results of operations of the Company.

    OTHER COMMITMENTS

    In 1996, the Company began construction of the manufacturing facility in Wakarusa, Indiana. The main plant was operational at the end of second quarter 1997 and the offices are expected to be completed in third quarter 1997 at a total estimated cost of approximately $15 million. At June 28, 1997, the Company had incurred approximately $11.8 million in expenditures related to construction in progress on the facility.

10. SUBSEQUENT EVENT

    Subsequent to June 28, 1997, the Company suffered a fire in one of the buildings at its manufacturing facilities in Coburg, Oregon. The plant itself was not significantly damaged and normal operations resumed the following week. The Company believes it has adequate insurance coverage for the loss.

                         MONACO COACH CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                               (UNAUDITED)

11. STOCK OFFERING

    On June 17, 1997, the Company completed a secondary public offering of 800,000 new shares of its common stock. In connection with the offering, 65,217 shares of preferred stock were converted to 230,767 shares of common stock. The net proceeds of $15.4 million were used to reduce amounts outstanding under short-term borrowings with the remainder being added to working capital.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the factors discussed below under the caption "Factors That May Affect Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption "Factors That May Affect Future Operating Results". The Company cautions the reader, however, that these factors may not be exhaustive.


GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables"). The Company's product line currently consists of ten models of motor coaches and seven models of fifth wheel trailers and travel trailers under the "Monaco", "Holiday Rambler", and "McKenzie Towables" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $750,000 for motor coaches and from $15,000 to $70,000 for towables.

Prior to March 1996, the Company's product line consisted exclusively of High-Line Class A motor coaches (units with retail prices above $120,000).
On March 4, 1996, the Company acquired Holiday Rambler, a manufacturer of a full line of Class A motor coaches and towables. The Holiday Acquisition more than doubled the Company's net sales, significantly broadened the range of products the Company offered (including the Company's first offerings of towables and entry-level to midrange motor coaches) and significantly lowered the price threshold for first-time buyers of the Company's products, making them affordable for a significantly larger base of potential customers.

The acquired operations were incorporated into the Company's consolidated financial statements from March 4, 1996. Therefore, the Company's consolidated financial statements for the first half of 1996 include only four months of Holiday Rambler operations while the first half of 1997 includes a full six months of Holiday Rambler results. Both 1996 and 1997 results contain expenses related to the Holiday Acquisition, primarily interest expense, and the amortization of debt issuance costs and of Holiday Acquisition goodwill.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 28, 1997 COMPARED TO QUARTER ENDED JUNE 29, 1996

Net sales for the second quarter of 1997 were basically even with the same period in 1996 at $106.0 million versus $106.7 million. However, 1996 sales included $11.3 million of previously-owned or non-Holiday Rambler unit sales at the Holiday World retail dealerships versus only $2.6 million in 1997 due to the sale of 8 of the 10 Holiday World retail stores subsequent to June 29, 1996. Excluding the sales of the previously-owned or non-Holiday Rambler products at the retail dealerships, net sales in the second quarter of 1997 would have been up 8.3%. The Company's overall unit sales were up 3.3% in the second quarter of 1997 (excluding 75 units in 1997 and 391 units in 1996 that were sold by the Company's Holiday World retail dealerships that were either previously-owned or non-Holiday Rambler units). On a wholesale basis sales were up 9.4%, with motorized products up 10.9% and towable products level with those in the prior period. The Company's average unit selling price increased to $74,000 in the second quarter of 1997 from $69,000 in the second quarter of 1996 primarily due to the strong performance on the motorized side of the Company's product offering. Due to the inclusion of Holiday Rambler's generally lower priced products in the sales mix, the Company expects its overall average selling price to remain less than $100,000.

Gross profit for the second quarter of 1997 increased to $14.3 million, up $1.9 million from $12.4 million in 1996, and gross margin increased to 13.5% in 1997 from 11.6% in 1996. Gross margin in the second quarter of 1996 was limited by a $1.1 million increase in cost of sales resulting from an inventory write-up to fair value arising from the Holiday Acquisition. Without this charge, gross margin in the second quarter of 1996 would have been 12.7% of sales. Gross margin in the second quarter of 1997 was dampened slightly by costs associated with the startup of the Springfield, Oregon towables plant and costs related to model changeovers in all of the other plants. Excluding the expenses relating to the startup in Springfield, Oregon, gross margin would have been 13.7% in the second quarter of 1997.
The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses decreased by $466,000 to $8.8 million in the second quarter of 1997 and decreased as a percentage of sales from 8.7% in 1996 to 8.3% in 1997. The decrease in selling, general, and administrative expenses as a percentage of sales was primarily due to having only two Holiday World stores included in the operating results in the second quarter of 1997, compared to ten in the second quarter of 1996. The Holiday World stores spent more on selling, general, and administrative expenses, on a percentage basis, than the manufacturing operations in both periods. The Company has reduced and plans to continue lowering the level of spending by the Holiday Rambler division for selling, general, and administrative expenses as a percentage of net sales, which have historically been higher than the Company's Monaco Coach operations. However, the Company's overall selling, general, and administrative expenses as a percentage of net sales is expected to remain higher than the level prior to the Holiday Acquisition.

Amortization of goodwill was $159,000 in the second quarter of 1997 compared to $179,000 in the same period of 1996. At June 28, 1997, goodwill, net of accumulated amortization was $20.8 million.

Operating income was $5.3 million in the second quarter of 1997, a $2.4 million increase over the $2.9 million in 1996. The improvement in the Company's gross margin combined with the decrease in selling, general, and administrative expense as a percentage of sales, resulted in an increase in operating margin from 2.7% in the second quarter of 1996 to 5.0% in 1997.
The Company's operating margin in the second quarter of 1996 was adversely affected by a $1.1 million expense related to an inventory write-up to fair value as a result of the Holiday Acquisition. Without that charge, the Company's operating margin in the second quarter of 1996 would have been 3.8%.

Net interest expense was $585,000 in the second quarter of 1997 compared to $1.4 million in the comparable 1996 period. The Company capitalized $241,000 of interest expense in the second quarter of 1997 relating to the construction in progress for a new motorized manufacturing facility in Wakarusa, Indiana, and capitalized $102,000 of interest in the second quarter of 1996 stemming from the acquisition of the Holiday World retail stores held for resale. The Company's interest expense included $96,000 in the second quarter of 1997 and $414,000 in the second quarter of 1996 relating to floor plan financing at the retail stores. Additionally, 1997 second quarter interest expense included $103,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period.

The Company reported a provision for income taxes of $2.0 million, or an effective tax rate of 41.5% in the second quarter of 1997, compared to $670,000, or an effective tax rate of 42.9% for the comparable 1996 period.

Net income increased by $1.9 million from $891,000 in the second quarter of 1996 to $2.8 million in the same period of 1997 due to the increase in operating margin and the reduction of interest expense.


SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

Net sales increased $46.3 million, or 27.5% for the first six months of 1997, compared to the year earlier period. The increase was primarily due to the addition of the sales of Holiday Rambler for a full six months in 1997 versus four months in 1996. Overall unit sales increased to 2918 units in the first half of 1997 compared to 2022 in 1996 (excluding 173 units in 1997 and 584 units in 1996 that were sold at the Holiday World retail dealerships that were either previously-owned or not Holiday Rambler units). On a pro forma basis, assuming the Company had acquired Holiday Rambler at the beginning of 1996, wholesale sales for the first six months of 1997 would have been up

8.3%, with motorized products up 7.4% and towables up 13.4% over the comparable 1996 period. The Company's overall average unit selling price was $72,900 compared to $76,400 in the year earlier period.

Gross profit for the six-month period ended June 28, 1997 was up $10.2 million to $29.4 million and gross margin increased to 13.7% in 1997 from 11.3% in 1996. Gross margin for the first six months of 1996 was negatively affected by a $1.75 million increase in cost of sales resulting from an inventory write-up to fair value arising from the Holiday Acquisition. Without this charge, gross margin in the first six months of 1996 would have been 12.4%. Also contributing to the lower gross margin in 1996 were lower than expected gross margins at the Company's Elkhart, Indiana facility due to reduced production volumes and a higher than expected mix of lower margin Windsor models.

Selling, general, and administrative expenses increased $4.4 million to $18.3 million in the first six months of 1997 and increased slightly as a percentage of sales to 8.5% in 1997 from 8.3% in the year earlier period.
The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the inclusion of Holiday Rambler results for a full six months in 1997 versus only four months in 1996. Historically, Holiday Rambler has spent more for selling, general, and administrative expenses as a percentage of sales than the Company's Monaco Coach operations. The Company has reduced and plans to continue lowering the level of spending by Holiday Rambler as a percentage of net sales. However, the Company's overall selling, general, and administrative expenses as a percentage of net sales is expected to remain higher than the level prior to the Holiday Acquisition.

Amortization of goodwill was $319,000 for the six-month period ended June 28, 1997 versus $309,000 in the year earlier period.

Operating income was $10.7 million for the first six months of 1997, a $5.9 million increase over the comparable 1996 period. The Company's higher gross margin coupled with the relatively small increase in selling, general, and administrative expense as a percentage of net sales, resulted in an improvement in operating margin in 1997 to 5.0% compared to 2.9% in 1996. Results for the first six months of 1996 included a $1.75 million expense related to an inventory write-up to fair value as a result of the Holiday Acquisition. Excluding that charge, operating margin for the first six months of 1996 would have been 3.9% of net sales.

Net interest expense declined in the first six months of 1997 to $1.4 million from $2.2 million in the comparable 1996 period. The Company capitalized $387,000 of interest expense in the first six months of 1997 as a result of the construction in progress for a new motorized manufacturing facility in Wakarusa, Indiana and $136,000 in the first six months of 1996 primarily related to the Holiday World retail stores held for resale. The Company's interest expense included $249,000 in the first six months of 1997 and $623,000 in the first six months of 1996 related to floor plan financing at the retail stores. Additionally, interest expense for the first half of 1997 included $206,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period.

The Company reported a provision for income taxes of $3.9 million, or an effective tax rate of 41.5% for the first six months of 1997 versus $1.1 million, or 42.1% in the comparable 1996 period.

Net income increased to $5.5 million in the first six months of 1997 from $1.5 million in the first six months of 1996, primarily due to the increase in net sales combined with an improvement in operating margin and a decrease in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first six months of 1997, the Company had a cash outflow of $2.6 million from operating activities. The Company used cash due to an abnormally large increase in trade receivables, arising primarily from a trade show the first week of July, a decrease in income taxes payable and an increase in inventory related to model changeover and the startup of a new manufacturing facility in Springfield, Oregon. Combined, these more than offset the $7.1 million generated from net income and non-cash expenses such as depreciation and amortization, as well as increases in accounts payable and accrued expenses. The increase in trade receivables was temporary and the Company's trade receivable balance has since returned to a more normal level.

The Company has credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million ( the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30 of each year, beginning April 30, 1997 of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year (no defined excess cash flow existed for the year ended December 28, 1996); and (ii) a payment within two days of the sale of any Holiday World dealership, of the net cash proceeds received by the Company from such sale. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. At June 28, 1997, the effective interest rate on the Term Loan was 8.59%. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of June 28, 1997, $17.75 million was outstanding under the Term Loan and no amount was outstanding under the Revolving Loans. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company also has various loans outstanding to finance retail inventory at the two remaining Holiday World dealerships which amounted to $4.5 million at June 28, 1997 and which bear interest at various rates based on the prime rate and are collateralized by the assets of the Company.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At June 28, 1997, the Company had working capital of approximately $15.3 million, an increase of $10.8 million from working capital of $4.5 million at December 28, 1996. The Company completed a public offering of a total of 1,955,000 shares of its Common Stock in June 1997 at $21.25 per share, of which 800,000 shares were sold by the Company. The approximately $15.4 million of net proceeds to the Company from this offering were used to pay off the outstanding balance under its revolving line of credit with the remainder being added to working capital. The Company had been using short-term credit facilities and cash flow to finance construction of the new motorized manufacturing facility in Wakarusa, Indiana. The Company primarily used long-term debt and redeemable preferred stock to finance the Holiday Acquisition.

The Company's capital expenditures were $9.1 million in the first six months of 1997, primarily for the Wakarusa, Indiana manufacturing facility. This facility, approximately doubled the Company's production capacity of motor coaches. The total cost of the Wakarusa facility, including the main plant and offices, is estimated to be approximately $15.0 million, and the main plant was operational at the end of the second quarter of 1997 and the offices are expected to be completed in the third quarter of 1997. The Company recently decided to start construction of a new paint facility and finish area adjacent to the new Wakarusa facility. It is expected that the new paint facility will cost between $7 million to $8 million and will be operational by the end of the first quarter of 1998.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months. The Company anticipates that capital expenditures for all of 1997 will total approximately $17.0 to $20.0 million, of which an estimated $10.0 million will have been spent on the new Wakarusa facility, $4 million will be used to start construction of the paint facility, $520,000 was used to set up the new towable manufacturing facility in Springfield, Oregon, and up to $2.0 million will be used to upgrade the Company's management information systems, including software to handle the "Year 2000" issue. The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers, including the Holiday World dealerships, utilize wholesale floor plan financing arrangements with third-party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At June 28, 1997, approximately $129.3 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 10.2% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.


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

MANUFACTURING EXPANSION. The Company significantly increased its manufacturing capacity in 1995 by expanding its Elkhart, Indiana facility and opening its Coburg, Oregon facility. In order to meet market demand and realize manufacturing efficiencies, the Company has recently completed construction of a new motor coach manufacturing facility in Wakarusa, Indiana, and intends to relocate its Elkhart, Indiana motor coach production to the new Wakarusa facility, and recently completed the set-up of the new Springfield, Oregon facility to manufacture towables. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected production difficulties. In 1995, the Company experienced start-up inefficiencies in manufacturing the Windsor model and, beginning in 1996 and continuing in the first half of 1997, the Company has experienced difficulty in increasing production rates of motor coaches at its Coburg facility.
There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

The set-up of the new facilities involves risks and costs associated with the development and acquisition of new production lines, molds and other machinery, the training of employees, and compliance with environmental, health and safety and other regulatory requirements. The inability of the Company to commence full-scale commercial production at its Wakarusa and Springfield facilities in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, at such time as the Company commences production at these new facilities, it may from time to time experience lower than anticipated yields or production constraints that may adversely affect its ability to satisfy customer orders. Any prolonged inability to satisfy customer demand could have a material adverse effect on the Company's business, results of operations and financial condition.

CONCENTRATION OF SALES TO CERTAIN DEALERS. Although the Company's products were offered by more than 150 dealerships located primarily in the United States and Canada as of June 28, 1997, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10% of the Company's net sales in 1996, the top three dealers accounted for approximately 22.5% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS. As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealers' inventory under certain circumstances in the event of a default by the dealer to its lender. In 1993, the Company's then third largest dealer went into default with its lenders, and the Company was required to repurchase 16 motor coaches. Although the Company was able to resell these motor coaches within three months, the Company incurred expenses of approximately $291,000 in connection with this dealer's default. Additionally, the need to resell these motor coaches and the loss of that dealer temporarily limited the Company's sales of new motor coaches. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $129.3 million as of June 28, 1997, with approximately 10.2% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 10 of Notes to the Company's Condensed Consolidated Financial Statements.

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

DEPENDENCE ON CERTAIN SUPPLIERS. A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins Engine Company, Inc.), substantially all of its transmissions (Allison Transmission Division of General Motors Corporation), axles for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model (Eaton Corporation) and chassis for certain of its Holiday Rambler products (Chevrolet Motor Division of General Motors Corporation, Ford Motor

Company and Freightliner Custom Chassis Corporation). The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. Although the Company believes that adequate alternative suppliers exist for each of these components, an extended delay or interruption in the supply of any of the components currently obtained from a single source supplier or limited supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

NEW PRODUCT INTRODUCTIONS. To address changing consumer preferences, the Company modifies and improves its products each model year and typically redesigns each model every three to four years. The Company believes that the introduction of new features and new models will be critical to its future success. Delays in the introduction of new models or product features, a lack of market acceptance of new models or features, or quality problems with new models or features could have a material adverse effect on the Company's business, results of operations and financial condition. For example, in the third quarter of 1995 the Company incurred unexpected costs associated with three model changes introduced in that quarter which adversely affected the Company's gross margin. There also can be no assurance that product introductions in the future will not divert revenues from existing models and adversely affect the Company's business, results of operations and financial condition.

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

RISK OF LITIGATION. The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, as a result of the Holiday Acquisition, the Company assumed most of the liabilities of Holiday Rambler, including product liability and warranty claims. Although the Company does not believe that the outcome of any pending litigation will have a material adverse effect on the business, results of operations or financial condition of the Company, due to the inherent uncertainties associated with litigation, there can be no assurance in this regard.

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

The Company has submitted applications for "Title V" air permits for its operations in Elkhart, Indiana, Nappanee, Indiana, Wakarusa, Indiana, and Coburg, Oregon, and is in the process of preparing an application for its newly acquired facility in Springfield, Oregon. The Company does not currently anticipate that any additional air pollution control equipment will be required as a condition of receiving new air permits, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.

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

REMEDIATION. The Company has identified petroleum and/or solvent ground contamination at the Elkhart, Indiana manufacturing facility, the Wakarusa, Indiana manufacturing facility and the Leesburg, Florida dealership acquired in the Holiday Acquisition. The Company has remediated the Elkhart site and recommended to the relevant Indiana regulatory authority that no further action be taken because the remaining contaminants are below the state's clean-up standards. The Company currently expects that the regulatory authority will concur with this finding, although there is no assurance that such approval will be forthcoming or that the regulatory authority will not require additional investigation and/or remediation. The Company has completed its investigation of the Wakarusa site and expects soon to recommend to the relevant regulatory authority that no further action be taken at that site based on its consultants' view that there is a limited risk associated with the remaining contamination. It is unclear whether the regulatory authority will concur in this finding or whether additional remediation will be required. In Florida, the Company and its consultants are conducting additional site investigations to determine the extent of contamination associated with former underground storage tanks at the Leesburg dealership. Pending the completion of the additional site investigation work, Harley-Davidson and its consultant are preparing a site remediation work plan for submittal to the relevant Florida regulatory authority. With regard to the Wakarusa and Leesburg sites, the Company is indemnified by Harley-Davidson for investigation and remediation costs incurred by the Company (subject to a $300,000 deductible in the case of the Wakarusa site and subject to a $10 million maximum in the case of the Wakarusa site and a $5 million maximum in the case of the Leesburg site for matters, such as these, that were identified at the closing of the Holiday Acquisition).

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

OTHER REGULATORY MATTERS. The Company, its products and its manufacturing operations are subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." Amendments to these regulations and laws and the implementation of new regulations and laws could significantly increase the costs of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the Company to comply with present or future regulations and laws could subject the Company to fines, potential civil and criminal liability, suspension of production or cessation of operations.

Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are financed through mortgage loans. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional laws and regulations will be applicable to the Company and its business in the future. Amendment or repeal of these laws and regulations and the implementation of new laws and regulations could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is subject to regulations that may require the Company to recall products with safety defects. Product defects may also result in a large number of product liability or warranty claims. The Company has on occasion voluntarily recalled certain products. The occurrence of a major product recall or the incurrence of warranty claims in excess of warranty reserves in any period could have a material adverse effect on the Company's business, results of operations and financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that the market price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by investment analysts, announcements of new products by the Company or its competitors, general economic conditions and conditions in the recreational vehicle market and other events or factors. In addition, the stocks of many recreational vehicle companies have experienced price and volume fluctuations that have not necessarily been directly related to the companies' operating performance, and the market price of the Company's Common Stock could experience similar fluctuations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                              PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company is involved in legal proceedings arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, in connection with the Holiday Acquisition, the Company assumed most of the liabilities of that business, including product liability and warranty claims. The Company does not believe that the outcome of its pending legal proceedings will have a material adverse effect on the business, financial condition or results of operations of the Company.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial data schedule.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended June 28, 1997, for which this report is filed.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MONACO COACH CORPORATION



Dated:       AUGUST 12, 1997                 /S/:  John W. Nepute
       --------------------------       ----------------------------------
                                        John  W. Nepute
                                        Vice President of Finance and
                                        Chief Financial Officer (Duly
                                        Authorized Officer and Principal
                                        Financial Officer)