Form 10-Q
period 1997-09-27
MONACO COACH CORP /DE/
filed 1997-11-12
CIK 910619

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  September 27, 1997
                       ------------------
                                      or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the period from              to
                    ------------    --------------

Commission File Number:  0-22256
                         -------

                           MONACO COACH CORPORATION

                 Delaware                              35-1880244
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

YES   X        NO
   -------       -------

    The number of shares outstanding of common stock, $.01 par value, as of September 27, 1997: 5,493,523

                               MONACO COACH CORPORATION

                                      FORM 10-Q

                                 SEPTEMBER 27, 1997

                                       INDEX

                                                                     Page
PART I - FINANCIAL INFORMATION                                     Reference
----------------------------------------------------------------------------
   ITEM 1.  FINANCIAL STATEMENTS.

     Condensed Consolidated Balance Sheets as of                       4
       December 28, 1996 and September 27, 1997.

     Condensed Consolidated Statements of Income                       5
       for the quarter ended September 28, 1996 and September 27, 1997 and for the nine months ended
       September 28, 1996 and September 27, 1997.

     Condensed Consolidated Statements of Cash                         6
       Flows for the nine months ended September 28, 1996 and September 27, 1997.

     Notes to Condensed Consolidated Financial Statements.           7 - 10

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.                  11 - 19

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT             19
              MARKET RISK.


PART II - OTHER INFORMATION
---------------------------
   ITEM 1.  LEGAL PROCEEDINGS.                                         20

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                          20

   SIGNATURES                                                          21

                            PART I - FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                              MONACO COACH CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED: DOLLARS IN THOUSANDS)


                                                          DECEMBER 28,    SEPTEMBER 27,
                                                              1996            1997
                                                          ------------    -------------
ASSETS
Current assets:
  Trade receivables                                        $   14,891     $   29,848
  Inventories                                                  46,930         42,697
  Prepaid expenses                                              1,343            214
  Deferred tax assets                                           8,278          8,978
  Notes receivable                                              1,064          1,617
  Assets held for sale                                          1,383              0
                                                           ----------     ----------
     Total current assets                                      73,889         83,354

Notes receivable                                                  636          2,021
Debt issuance costs, net of accumulated amortization
  of $343 and $652, respectively                                1,760          1,463
Property, plant and equipment, net                             38,309         50,911
Goodwill, net of accumulated amortization of $2,084
  and $2,574, respectively                                     20,774         20,683

     Total assets                                          $  135,368     $  158,432
                                                           ----------     ----------
                                                           ----------     ----------

LIABILITIES

Current liabilities:
  Book overdraft                                           $    2,455     $    6,136
  Short-term borrowings                                         9,991          3,548
  Current portion of long-term note payable                     2,000          3,125
  Accounts payable                                             24,218         30,021
  Accrued expenses and other liabilities                       23,361         26,395
  Income taxes payable                                          7,362            736
                                                           ----------     ----------
     Total current liabilities                                 69,387         69,961

Deferred income                                                   200            200
Notes payable, less current portion                            16,500         14,000
Deferred tax liability                                          2,787          3,472
                                                           ----------     ----------
                                                               88,874         87,633
                                                           ----------     ----------

Redeemable convertible preferred stock                          2,687
                                                           ----------

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 20,000,000 shares
  authorized, 5,493,523 shares (4,430,467 shares
  at December 28, 1996) issued and outstanding                     44             55
Additional paid-in capital                                     25,430         44,100
Retained earnings                                              18,333         26,644
                                                           ----------     ----------
     Total stockholders' equity                                43,807         70,799
                                                           ----------     ----------
     Total liabilities and stockholders' equity            $  135,368     $  158,432
                                                           ----------     ----------
                                                           ----------     ----------


See accompanying notes.

                             MONACO COACH CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       QUARTER ENDED               NINE MONTHS ENDED
                                                 -------------------------     -------------------------
                                                   SEP 28,        SEP 27,        SEP 28,        SEP 27,
                                                    1996           1997           1996           1997
                                                 ----------     ----------     ----------     ----------
Net sales                                        $  102,065     $  105,796     $  270,758     $  320,799
Cost of sales                                        87,121         91,712        236,679        277,353
                                                 ----------     ----------     ----------    -----------
  Gross profit                                       14,944         14,084         34,079         43,446

Selling, general and administrative expenses         10,637          8,546         24,563         26,826
Management fees                                          18             18             54             54
Amortization of goodwill                                180            159            489            478
                                                 ----------     ----------     ----------    -----------
  Operating income                                    4,109          5,361          8,973         16,088

Other expense (income), net                             (96)           (40)          (145)          (118)
Interest expense                                        881            537          3,160          1,924
Gain on Sale of Dealership assets                                     (539)                         (539)
                                                 ----------     ----------     ----------    -----------
  Income before income taxes                          3,324          5,403          5,958         14,821

Provision for income taxes                            1,367          2,244          2,473          6,152
                                                 ----------     ----------     ----------    -----------
  Net income                                          1,957          3,159          3,485          8,669

Preferred stock dividends                               (39)                          (89)           (41)
Accretion of redeemable preferred stock                 (24)                          (57)          (317)
                                                 ----------     ----------     ----------    -----------
  Net income attributable to
    common stock                                 $    1,894     $    3,159     $    3,339    $     8,311
                                                 ----------     ----------     ----------    -----------
                                                 ----------     ----------     ----------    -----------

Earnings per common share:
  Primary                                             $ .42          $ .56          $ .75         $ 1.69
  Fully diluted (see note 7)                          $ .42          $ .56          $ .75         $ 1.71

Weighted average common shares outstanding:
  Primary                                         4,477,423      5,593,174      4,471,894      4,923,571
  Fully diluted                                   4,708,443      5,593,631      4,650,574      5,084,020


See accompanying notes.

                               MONACO COACH CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                 -------------------------
                                                                   SEP 28,        SEP 27,
                                                                    1996           1997
                                                                 ----------     ----------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
  Net income                                                     $   3,485      $   8,669
  Adjustments to reconcile net income to net cash
   generated (used) by operating activities:
    Gain on sale of retail stores                                                    (539)
    Depreciation and amortization                                    2,249          2,556
    Deferred income taxes                                              225            (15)
    Changes in working capital accounts, net of effect
     of business acquisition and sale of retail stores:
      Trade receivables                                             (6,178)       (14,962)
      Inventories                                                   15,862          1,934
      Prepaid expenses                                                (967)         1,129
      Accounts payable                                                 865          5,803
      Accrued expenses and other current liabilities                 7,314          2,989
      Income taxes payable                                             425         (6,626)
                                                                 ---------      ---------
        Net cash provided by operating activities                   23,280            938
                                                                 ---------      ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                        (1,920)       (14,312)
  Payment for business acquisition (see note 2)                    (24,728)
  Proceeds from sale of retail stores, collections on notes
   receivable, net of closing costs                                  9,866            288
                                                                 ---------      ---------
        Net cash used in investing activities                      (16,782)       (14,024)
                                                                 ---------      ---------
Cash flows from financing activities:
  Book overdraft                                                     5,330          3,681
  Payments on lines of credit, net                                  (8,633)          (241)
  Payments on subordinated note                                    (12,000)
  Advances (payments) on floor financing, net                       (1,834)        (4,650)
  Borrowings on long-term notes payable                             17,940
  Debt issuance costs                                                                 (10)
  Payments on long-term notes payable                               (7,375)        (1,375)
  Issuance of common stock                                              74         16,326
  Cost to issue shares of common stock                                               (645)

        Net cash (used in)/provided by financing activities         (6,498)        13,086
                                                                 ---------      ---------
Net increase in cash                                                     0              0
Cash at beginning of period                                              0              0
                                                                 ---------      ---------
Cash at end of period                                            $       0      $       0
                                                                 ---------      ---------
                                                                 ---------      ---------

SUPPLEMENTAL DISCLOSURE

Amount of capitalized interest                                   $     196      $     554
Conversion of preferred stock to common stock                                       3,000


See accompanying notes.

                                MONACO COACH CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


1.  BASIS OF PRESENTATION

    The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 28, 1996 and September 27, 1997, and the results of operations for the quarters and nine-month periods ended September 28, 1996 and September 27, 1997, and cash flows of the Company for the nine-month periods ended September 28, 1996 and September 27, 1997. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of December 28, 1996 was derived from audited financial statements, but do not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 28, 1996.

2.  HOLIDAY ACQUISITION

    On March 4, 1996, the Company acquired certain assets of the Holiday Rambler LLC Recreational Vehicle Manufacturing Division ("Holiday Rambler") and ten retail dealerships ("Holiday World") from an affiliate of Harley-Davidson, Inc. ("Harley-Davidson"). The acquisition (the "Holiday Acquisition") was accounted for as a purchase.

    The purchase price for Holiday Rambler and Holiday World was comprised of:

                                                                (IN THOUSANDS)
    Cash, including transaction costs of $2,131,
      net of $836 received from Harley-Davidson                  $    24,645
    Preferred stock                                                    2,599
    Subordinated debt                                                 12,000
                                                                 -----------
                                                                 $    39,244
                                                                 -----------
                                                                 -----------

    The purchase price was allocated to the assets acquired based on estimated fair values at March 4, 1996, as follows:

                                                                (IN THOUSANDS)

        Receivables                                                $   9,536
        Inventories                                                   61,269
        Property and equipment                                        11,592
        Prepaids and other assets                                         86
        Assets held for sale                                           7,100
        Goodwill                                                       2,560
        Notes payable                                                (21,784)
        Accounts payable                                             (16,851)
        Accrued liabilities                                          (14,264)
                                                                   ---------
                                                                   $  39,244
                                                                   ---------
                                                                   ---------

    The allocation of the purchase price and the related goodwill was subject to adjustment upon resolution of pre-Holiday Acquisition contingencies. The effects of resolution of pre-Holiday Acquisition contingencies occurring: (i) within one year of the acquisition date were reflected as an adjustment of the allocation of the purchase price and of goodwill, and (ii) after one year were recognized in the determination of net income.

                           MONACO COACH CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                (UNAUDITED)

2.  Holiday Acquisition (CONTINUED)

    The ten acquired Holiday World retail store properties were classified as "assets held for sale". Seven of the stores were sold during 1996 at a gain of $1.4 million, which has been reflected as an adjustment of goodwill. One store was sold during the first quarter of 1997 at a loss of $399,000, which also has adjusted goodwill. The remaining two stores were sold for a gain of $539,000 in the third quarter which was recognized in the determination of net income for the period. The Company's results of operations and cash flows include Holiday World since March 4, 1996, as the operating activities of Holiday World are not clearly distinguishable from other continuing operations. Net sales of Holiday World stores subsequent to the purchase and included in the nine months ended September 28, 1996 and September 27, 1997 were $23.5 million and $6.8 million, respectively.

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

                                                  (IN THOUSANDS, EXCEPT
                                                    PER SHARE AMOUNTS)

                                                       NINE MONTHS
                                                          ENDED
                                                      SEPTEMBER 28,
                                                          1996
                                                      -------------
         Net sales                                    $    329,560
         Net loss                                            2,115
         Loss per common share                                0.47

3.  INVENTORIES

    Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

                                                        (IN THOUSANDS)
                                                 DECEMBER 28,   SEPTEMBER 27,
                                                    1996            1997
                                                 -----------    -------------
        Raw materials                            $    16,844     $    18,973
        Work-in-process                               17,592          19,509
        Finished units                                 3,998           4,215
        Holiday World retail inventory                 8,496
                                                 -----------     -----------
                                                 $    46,930     $    42,697
                                                 -----------     -----------
                                                 -----------     -----------

                          MONACO COACH CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                               (UNAUDITED)

4.  GOODWILL

    Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at September 27, 1997, the unamortized amount was $18.3 million. The goodwill arising from the Holiday Acquisition is being amortized on a straight-line basis over 20 years; at September 27, 1997 the unamortized amount was $2.4 million. Management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

5.  SHORT-TERM BORROWINGS

    In connection with the Holiday Acquisition, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. Outstanding borrowings under the line of credit were $3.5 million at September 27, 1997. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company.

6.  LONG-TERM BORROWINGS

    The Company has a term loan of $17.1 million outstanding as of September 27, 1997 which was obtained in connection with the Holiday Acquisition. The term loan bears interest at various rates based on the Company's interest coverage ratio, and expires on March 1, 2001. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company.

                            MONACO COACH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                (UNAUDITED)
7.  EARNINGS PER COMMON SHARE

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

                                                                                   NINE MONTHS ENDED
                                                            ----------------------------------------------------------------
                                                                    SEPTEMBER 28,                     SEPTEMBER 27,
                                                                        1996                              1997
                                                            ------------------------------    ------------------------------
                                                              Primary      Fully Diluted        Primary      Fully Diluted
                                                            -----------  -----------------    -----------  -----------------
        Issued and outstanding (weighted average)            4,419,775       4,419,775         4,831,088       4,831,088
        Stock options                                           52,119          55,020            92,483         108,352
        Convertible preferred stock                                            175,779                           144,580
                                                             ---------       ---------         ---------       ---------
                                                             4,471,894       4,650,574         4,923,571       5,084,020
                                                             ---------       ---------         ---------       ---------
                                                             ---------       ---------         ---------       ---------

    Fully diluted earnings per share for the nine months ended September, 1997 were greater than primary earnings per share by $.02. The antidilutive effect was caused principally by the conversion of all shares of preferred stock to shares of common stock during the second quarter, which required all remaining accretion related to preferred stock shares to be charged against retained earnings.

8.  NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", which is required to be adopted for periods ending after December 15, 1997. The following table presents unaudited pro forma earnings per share, calculated in accordance with the provisions of this new standard:

                               QUARTER ENDED               NINE MONTHS ENDED
                        ---------------------------------------------------------
                        SEP 28, 1996   SEP 27, 1997   SEP 28, 1996   SEP 27, 1997
                        ------------   ------------   ------------   ------------
              Basic         $ .43          $ .58          $ .76         $ 1.72
              Diluted       $ .42          $ .56          $ .75         $ 1.71

    In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components of revenues, expenses, gains, and losses.

    In June of 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments.

    Both SFAS No. 130, "Reporting of Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", are effective for periods beginning after December 15, 1997. The Company will be adopting the requirements of these statements in the first quarter of 1998.

                           MONACO COACH CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                (UNAUDITED)

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

    OTHER COMMITMENTS

    The Company recently started construction of a new paint facility and finish area adjacent to the new Wakarusa facility. It is expected that the new paint facility will cost between $7 million to $8 million and will be operational by the end of the first quarter of 1998.


10. STOCK OFFERING

    On June 17, 1997, the Company completed a secondary public offering of 800,000 new shares of its common stock. In connection with the offering, 65,217 shares of preferred stock were converted into 230,767 shares of common stock. The net proceeds of $15.4 million were used to reduce amounts outstanding under short-term borrowings with the remainder being added to working capital.

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

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables"). The Company's product line currently consists of ten models of motor coaches and eight models of fifth wheel trailers and travel trailers under the "Monaco", "Holiday Rambler", and "McKenzie Towables" brand names. The Company's products range in suggested retail price from $60,000 to $750,000 for motor coaches and from $15,000 to $70,000 for towables.

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

The acquired operations were incorporated into the Company's consolidated financial statements from March 4, 1996. Therefore, the Company's consolidated financial statements for the first nine months of 1996 include only seven months of Holiday Rambler operations while the first nine months of 1997 include a full nine months of Holiday Rambler results. Both 1996 and 1997 results contain expenses related to the Holiday Acquisition, primarily interest expense, and the amortization of debt issuance costs and of Holiday Acquisition goodwill.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 27, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 28, 1996

Net sales for the third quarter of 1997 were up 3.7 % to $105.8 million compared to $102.1 million in the same period in 1996. 1996 sales included $6.9 million of used or non-Holiday Rambler product sales at the retail stores versus only $2.7 million of such sales in 1997 due to the disposition of all 10 Holiday World retail stores acquired in the Holiday Acquisition over the last twelve months. Excluding the sales of the previously-owned or non-Holiday Rambler products at the retail dealerships, net sales in the third quarter of 1997 would have increased by 8.3% from the third quarter of 1996. The Company's overall unit sales were up 2.7% in the third quarter of 1997 (excluding 38 units in 1997 and 179 units in 1996 that were sold by the Company's Holiday World retail dealerships that were either previously-owned or non-Holiday Rambler units). On a wholesale basis sales rose 8.9%, with motorized products up 8.8% and towable products up 9.9%. The Company's average unit selling price increased to $77,900 in the third quarter of 1997 versus $74,100 in the third quarter of 1996 primarily due to the strong performance of the Company's High-Line Monaco brand products.

Gross profit for the third quarter of 1997 decreased to $14.1 million, down from $14.9 million in the same period in 1996 and gross margin decreased to 13.3% in 1997 from 14.6% in 1996. Gross margin in the third quarter of 1997 was negatively impacted by discounting and write-downs of inventory prior to, and at the sale of, the two remaining Holiday World retail dealerships. Factoring out the impact of the stores, gross margin would have been 13.7%. Gross margin in the third quarter was also dampened slightly by the completion of model changes in all of the plants and the move of the Indiana Monaco motor coach line from Elkhart, Indiana to the new motorized facility in Wakarusa, Indiana. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses decreased by $2.1 million to $8.5 million in the third quarter of 1997 compared to the same period in 1996 and decreased as a percentage of sales from 10.4% in the third quarter of 1996 to 8.1% in the third quarter of 1997. The relatively large decrease in selling, general, and administrative expenses in dollars and as a percentage of sales was primarily due to having only two of the original ten Holiday World stores in the operating expenses of the third quarter of 1997. The Holiday World stores spent more on selling, general, and administrative expenses, on a percentage of sales basis, than the Company's manufacturing operations in both periods. Additionally, the Company has reduced and plans to continue lowering the level of spending by the Holiday Rambler division for selling, general, and administrative expenses as a percentage of sales, which has historically been higher than for the Company's Monaco Coach operations. However, the Company's overall selling, general, and administrative expenses as a percentage of sales is expected to remain higher than the level prior to the Holiday Acquisition.

Amortization of goodwill was $159,000 in the third quarter of 1997 compared to $180,000 in the same period in 1996. The reduction in amortization of goodwill from year to year reflects a reduction in the amount of goodwill arising from the Holiday Acquisition due to net gains of $1.0 million on the first eight Holiday World store dispositions. At September 27, 1997, goodwill, net of accumulated amortization was $20.7 million.

Operating income was $5.4 million in the third quarter of 1997, a $1.3 million increase over the $4.1 million in the third quarter of 1996. The substantial decrease in selling, general, and administrative expenses as a percentage of sales outweighed the decline in gross margin resulting in an improvement in operating margin from 4.0% in the third quarter of 1996 to 5.1% in the comparable 1997 period.

Net interest expense was $537,000 in the third quarter of 1997 versus $881,000 in the same period of 1996. The Company capitalized $167,000 of interest expense in the third quarter of 1997 relating to the construction in progress on the new paint facility in Wakarusa, Indiana and capitalized $60,000 of interest in the third quarter of 1996 stemming from the acquisition of the Holiday World retail stores held for resale. The Company's interest expense included $32,000 in the third quarter of 1997 and $214,000 in the third quarter of 1996 relating to floor plan financing at the retail stores.

The Company sold its two remaining Holiday World retail dealerships during the third quarter of 1997 and had a pre-tax gain on the sale of the buildings and fixed assets from the stores of $539,000 which is reflected as a separate line item above income before income taxes on the Company's Condensed Consolidated Statements of Income. This equates to a $315,000 after-tax gain, or 5.6 cents per share.

The Company reported a provision for income taxes of $2.2 million, or an effective tax rate of 41.5%, in the third quarter of 1997, compared to $1.4 million, or an effective tax rate of 41.1%, for the comparable 1996 period.

Net income increased by $1.2 million from $2.0 million in the third quarter of 1996 to $3.2 million in the same period of 1997 due to the increase in operating margin, the reduction in interest expense and the gain on the sale of the two remaining Holiday World retail dealerships.

NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

Net sales increased $50.0 million, or 18.5%, for the first nine months of 1997 compared to the year earlier period. The increase was primarily due to the inclusion of the sales of Holiday Rambler for a full nine months in 1997 versus seven months in 1996. Overall unit sales increased to 4,270 units in the first nine months of 1997 compared to 3,399 in the first nine months of 1996 (excluding 211 units in 1997 and 763 units in 1996 that were sold at the Holiday World retail dealerships that were either previously-owned or not Holiday Rambler units). On a pro forma basis, assuming the Company had acquired Holiday Rambler at the beginning of 1996, wholesale sales for the first nine months of 1997 would have been up 8.5%, with motorized products up 7.8%, and towables up 12.3% over the comparable 1996 period. The Company's overall average unit selling price was $74,500 in the first nine months of 1997 versus $75,500 in the year earlier period.

Gross profit for the nine month period ended September 27, 1997 was up $9.4 million to $43.4 million and gross margin increased to 13.5% from 12.6% in the comparable 1996 period. Gross margin for the first nine months of 1996 was dampened by the expensing of a $1.75 million inventory write-up to fair value arising from the Holiday Acquisition. Without this charge, gross margin in the first nine months of 1996 would have been 13.2%.

Selling, general, and administrative expenses increased $2.3 million from $24.6 million in the first nine months of 1996 to $26.9 million in the first nine months of 1997 and decreased as a percentage of sales from 9.1% in the first nine months of 1996 to 8.4% in the comparable 1997 period. The decrease in selling, general, and administrative expenses as a percentage of sales was due to a combination of the sale of Holiday World retail dealerships, which spent more on selling, general, and administrative expenses as a percentage of sales than the manufacturing Company's operations and the reduction in selling, general, and administrative expenses as a percentage of sales for the Holiday Rambler division which have historically been higher than for the Company's Monaco Coach operations.

Amortization of goodwill was $$478,000 for the first nine months of 1997 compared to $489,000 for the comparable 1996 period.

Operating income was $16.1 million for the first nine months of 1997, a $7.1 million increase over the year earlier period. The Company's higher gross margin combined with a reduction in selling, general, and administrative expense as a percentage of sales, resulted in an improvement in operating margin from 3.3% in the first nine months of 1996 to 5.0% in the comparable 1997 period. Results for the first nine months of 1996 included a $1.75 million expense related to an inventory write-up to fair value as a result of the Holiday Acquisition. Excluding that charge, operating margin for the first nine months of 1996 would have been 4.0% of sales.

Net interest expense declined $1.3 million in the first nine months of 1997 to $1.9 million from $3.2 million in the comparable 1996 period. The Company capitalized $554,000 of interest expense in the first nine months of 1997 as a result of the construction in progress for the new motorized manufacturing facility as well as the new paint facility in Wakarusa, Indiana and $196,000 of interest in the comparable 1996 period related to the Holiday World retail dealerships held for resale. The Company's interest expense in the nine month period included $281,000 in 1997 and $837,000 in 1996 related to floor plan financing at the Holiday World retail dealerships.

The Company reported a provision for income taxes of $6.2 million, or an effective tax rate of 41.5%, for the first nine months of 1997 versus $2.5 million, or 41.5%, in the comparable 1996 period.

Net income increased to $8.7 million in the first nine months of 1997 from $3.5 million in the first nine months of 1997, primarily due to the increase in sales combined with an improvement in operating margin and a decrease in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first nine months of 1997, the Company generated net cash of $938,000 from operating activities. Net income and non-cash expenses, such as depreciation and amortization, net of the non-operating gain from the sale of the retail stores generated $10.7 million. Increases in accounts payable and accrued expenses and decreases in inventories and prepaid expenses generated another $11.9 million, but the combination was offset by reductions in income taxes payable and an abnormally large increase in trade receivables arising primarily from heavy shipments near the end of the quarter. The increase in trade receivables was temporary and the Company's trade receivable balance has since returned to a more normal level.

The Company has credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million (the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30 of each year, beginning April 30, 1997 of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year (no defined excess cash flow existed for the year ended December 28, 1996); and (ii) a payment, within two days of the sale of any Holiday World dealership, of the net cash proceeds received by the Company from such sale. While the Company has now sold all of the Holiday World dealerships, as of September 27, 1997, the Company was still holding $3.6 million in notes receivable relating to the sales of the stores which will fall under the (ii) provision when payment is received. At September 27, 1997, the balance on the Term Loan was $17.1 million and the effective interest rate on the Term Loan was 7.32%. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of September 27, 1997 $3.5 million was outstanding under the Revolving Loans, with an interest rate of 8.5%. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. As a result of the sale of the two remaining Holiday World retail dealerships, the Company no longer has any loan outstanding to finance retail inventory.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At September 27, 1997, the Company had working capital of approximately $13.4 million, an increase of approximately $8.9 million from working capital of $4.5 million at December 28, 1996. The Company completed a public offering of a total of 1,955,000 shares of its Common Stock in June 1997 at $21.25 per share, including 800,000 shares sold by the Company. The approximately $15.4 million of net proceeds to the Company from this offering were used to pay down the outstanding balance under its Revolving Loans with the remainder being added to working capital. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures. The Company primarily used long-term debt and redeemable preferred stock to finance the Holiday Acquisition.

The Company's capital expenditures were $14.3 million in the first nine months of 1997, primarily for the Wakarusa, Indiana manufacturing facility. This facility approximately doubled the Company's production capacity of motor coaches. The total cost of the Wakarusa motorized facility, including the main plant and offices, was $15.6 million and the main plant began producing Holiday Rambler motorized products at the end of the second quarter of 1997. During the third quarter, the Company started running a second line in this facility, moving its Indiana motorized production of Monaco brand products from Elkhart, Indiana into the new Wakarusa motorized facility. The Company recently started construction of a new paint facility and finish area adjacent to the new Wakarusa facility. It is expected that the new paint facility will cost between $7 million to $8 million and will be operational by the end of the first quarter of 1998.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next twelve months. The Company anticipates that capital expenditures for all of 1997 will total approximately $20.0 million, of which an estimated $4 million will be used to start construction of the paint facility and up to $2.0 million will be used to upgrade the Company's management information systems, including software to handle the "Year 2000" issue. The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers, utilize wholesale floor plan financing arrangements with third-party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At September 27, 1997, approximately $117.9 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 10% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

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

MANUFACTURING EXPANSION. The Company significantly increased its manufacturing capacity in 1995 by expanding its Elkhart, Indiana facility and opening its Coburg, Oregon facility. In order to meet market demand and realize manufacturing efficiencies, the Company has recently completed construction of a new motor coach manufacturing facility in Wakarusa, Indiana, relocated its Elkhart, Indiana motor coach production to the new Wakarusa facility, and recently completed set-up of a new Springfield, Oregon facility to manufacture towables. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected production difficulties. In 1995, the Company experienced start-up inefficiencies in manufacturing the Windsor model and, beginning in 1996 and continuing in the first half of 1997, the Company experienced difficulty in increasing production rates of motor coaches at its Coburg facility. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

The set-up of the new facilities involves risks and costs associated with the development and acquisition of new production lines, molds and other machinery, the training of employees, and compliance with environmental, health and safety and other regulatory requirements. Since the Company has commenced production at these new facilities, it may from time to time experience lower than anticipated yields or production constraints that may adversely affect its ability to satisfy customer orders. Any prolonged inability to satisfy customer demand could have a material adverse effect on the Company's business, results of operations and financial condition.

CONCENTRATION OF SALES TO CERTAIN DEALERS. Although the Company's products were offered by more than 150 dealerships located primarily in the United States and Canada, as of September 27, 1997, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10% of the Company's net sales in 1996, the top three dealers combined accounted for approximately 22.5% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS. As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealers' inventory under certain circumstances in the event of a default by the dealer to its lender. In 1993, the Company's then third largest dealer went into default with its lenders, and the Company was required to repurchase 16 motor coaches. Although the Company was able to resell these motor coaches within three months, the Company incurred expenses of approximately $291,000 in connection with this dealer's default. Additionally, the need to resell these motor coaches and the loss of that dealer temporarily limited the Company's sales of new motor coaches. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $117.9 million as of September 27, 1997, with approximately 10% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 9 of Notes to the Company's Condensed Consolidated Financial Statements.

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

DEPENDENCE ON CERTAIN SUPPLIERS. A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins Engine Company, Inc.), substantially all of its transmissions (Allison Transmission Division of General Motors Corporation), axles for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model (Eaton Corporation) and chassis for certain of its Holiday Rambler products (Chevrolet Motor Division of General Motors Corporation, Ford Motor Company and Freightliner Custom Chassis Corporation). The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers, or other suppliers, will be able to meet the Company's future requirements for these components. An extended delay or interruption in the supply of any of the components currently obtained from a single source supplier or limited supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

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

RISK OF LITIGATION. The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, as a result of the Holiday Acquisition, the Company assumed most of the liabilities of Holiday Rambler, including product liability and warranty claims. Although the Company does not believe that the outcome of any pending litigation will have a material adverse effect on the business, results of operations and financial condition of the Company, due to the inherent uncertainties associated with litigation, there can be no assurance in this regard.

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

The Company has submitted applications for "Title V" air permits for its operations in Elkhart, Indiana, Nappanee, Indiana, Wakarusa, Indiana, Coburg, Oregon, and Springfield, Oregon. The Company has also submitted revisions to its application to reflect changing operations in its operations in Elkhart, Indiana. The Company does not currently anticipate that any additional air pollution control equipment will be required as a condition of receiving new air permits, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required. The Company believes that there are no ongoing violations of any of its existing air permits at any of its owned or leased facilities at this time. However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly clean-up or capital expenditures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

REMEDIATION. The Company has identified petroleum and/or solvent ground contamination at the Elkhart, Indiana manufacturing facility, the Wakarusa, Indiana manufacturing facility and the Leesburg, Florida dealership acquired in the Holiday Acquisition. The Company has remediated the Wakarusa and Elkhart site and recommended to the relevant Indiana regulatory authority that no further action be taken because the remaining contaminants are below the state's clean-up standards. The Company currently expects that the regulatory authority will concur with this finding, although there is no assurance that such approval will be forthcoming or that the regulatory authority will not require additional investigation and/or remediation. In Florida, the Company and its consultants have completed additional site investigations and determined the extent of contamination associated with former underground storage tanks at the Leesburg dealership. Harley-Davidson and its consultant are currently preparing a site remediation work plan for submittal to the relevant Florida regulatory authority. With regard to the Wakarusa and Leesburg sites, the Company is indemnified by Harley-Davidson for investigation and remediation costs incurred by the Company (subject to a $300,000 deductible and a $10 million maximum in the case of the Wakarusa site, and a no deductible $5 million maximum in the case of the Leesburg site for matters, such as these, that were identified at the closing of the Holiday Acquisition).

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27.1  Financial data schedule.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the quarter ended September 27, 1997, for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MONACO COACH CORPORATION



Dated:  November 11, 1997               /s/:   JOHN W. NEPUTE
                                        --------------------------------
                                        John W. Nepute
                                        Vice President of Finance and
                                        Chief Financial Officer (Duly
                                        Authorized Officer and Principal
                                        Financial Officer)