Form 10-K/A
period 1996-12-28
MONACO COACH CORP /DE/
filed 1998-01-09
CIK 910619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 5, 1998 as reported on the Nasdaq National Market, was approximately $96,232,901. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

    As of January 5, 1998, the Registrant had 5,496,499 shares of Common Stock outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This document consists of 10 pages. The Exhibit Index appears at page 9.

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----

                                                        PART III

ITEM 11.           EXECUTIVE COMPENSATION..................................................................           3

                                                        PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................           4
SIGNATURES         ........................................................................................           8

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all compensation earned for services rendered to (i) the Company during the fiscal year ended December 28, 1996, (ii) the Company during the fiscal year ended December 30, 1995, and (iii) the Company and the Company's predecessor during the fiscal year ended December 31, 1994 by the Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                SECURITIES
                                                                                                UNDERLYING
                                                                                               OPTIONS (#)
                                                                                               ------------
                                                                      ANNUAL COMPENSATION       LONG-TERM
                                                                      --------------------     COMPENSATION
NAME AND PRINCIPAL POSITION                                   YEAR     SALARY      BONUS          AWARDS
------------------------------------------------------------  ----    --------    --------     ------------
Kay L. Toolson .............................................  1996    $150,000    $748,000        5,000
  Chief Executive Officer and President                       1995     150,000     352,101        5,000
                                                              1994     150,000     562,625        5,000

John W. Nepute .............................................  1996      65,850     145,000        2,500
  Vice President of Finance and                               1995      59,800      78,000        2,500
  Chief Financial Officer                                     1994      55,088     125,750        2,500

D. Page Robertson ..........................................  1996     120,000     132,500        3,000
  President of Monaco Division                                1995      81,230     171,069(1)     2,500
                                                              1994      80,000     234,750(1)     2,500

James V. Sheldon(2) ........................................  1996      80,769     196,000        2,500
  President of Holiday Rambler and
  Chief Operating Officer, Indiana Operations

B. Ray Mehaffey ............................................  1996      89,500      65,500        2,500
  Vice President of Operations                                1995      84,816      73,000        2,500
                                                              1994      83,092     119,300        2,500

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                                            INDIVIDUAL GRANTS (1)                    VALUE AT ASSUMED
                                             ----------------------------------------------------    ANNUAL RATES OF
                                               NUMBER OF     % OF TOTAL                                STOCK PRICE
                                              SECURITIES       OPTIONS                                 APPRECIATION
                                              UNDERLYING     GRANTED TO                              FOR OPTION TERM
                                                OPTIONS       EMPLOYEES    EXERCISE   EXPIRATION   --------------------
                   NAME                       GRANTED (#)      IN 1996       PRICE       DATE         5%         10%
-------------------------------------------  -------------  -------------  ---------  -----------  ---------  ---------
Kay L. Toolson.............................        5,000           9.62%   $  15.260     4/01/01   $  12,217  $  35,404
John W. Nepute.............................        2,500           4.81       13.875     4/01/06      21,815     55,283
D. Page Robertson..........................        3,000           5.77       13.875     4/01/06      26,178     66,340
James V. Sheldon...........................        2,500           4.81       13.875     4/01/06      21,815     55,283
B. Ray Mehaffey............................        2,500           4.81       13.875     4/01/06      21,815     55,283

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

OPTION VALUES

    The following table sets forth information with respect to the value of unexercised options held by each of the Named Officers at December 28, 1996:

                         FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                     OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                                                  FISCAL YEAR END            FISCAL YEAR END (1)
                                                            ----------------------------  --------------------------
                           NAME                              EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------  -------------  -------------  -----------  -------------
Kay L. Toolson............................................        3,000         12,000           460         4,365
John W. Nepute............................................        8,340         10,560        88,186        65,487
D. Page Robertson.........................................        8,340         11,060        88,186        66,549
James V. Sheldon..........................................           --          2,500            --         5,313
B. Ray Mehaffey...........................................        8,340         10,560        88,186        65,487

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report on Form 10-K:

        1. FINANCIAL STATEMENTS. The Consolidated Financial Statements of Monaco Coach Corporation and its subsidiaries and the Report of Independent Accountants were filed in Item 8 within the Company's Annual Report on Form 10-K dated March 19, 1997.

        2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Monaco Coach Corporation for the fiscal year ended December 31, 1994, December 30, 1995 and December 28, 1996 was filed as part of the Company's Annual Report on Form 10-K dated March 19, 1997 and should be read in conjunction with the Consolidated Financial Statements, and related Notes thereto, of Monaco Coach Corporation.

  SCHEDULE
-------------
         II                   Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

        3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

 2.1*      Asset Purchase Agreement dated February 4, 1993 between the Registrant,
           Warrick Industries, Inc., William L. Warrick, Arlen J. Paul, Kay L. Toolson,
           Jay M. DeVoss and James A. Krider.

 2.2*      First Amendment to Asset Purchase Agreement dated March 5, 1993 between
           Registrant, Warrick Industries, Inc., William L. Warrick, Arlen J. Paul, Kay
           L. Toolson, Jay M. DeVoss and James A. Krider.

 2.3*      Assumption Agreement dated March 5, 1993 between the Registrant and Warrick
           Industries, Inc.

 2.4*      Letter Agreement dated August 10, 1993 between the Registrant, Warrick
           Industries, Inc., William L. Warrick, Arlen J. Paul, Jay M. DeVoss, James A.
           Krider and Kay L. Toolson.

 2.5*      Asset Purchase Agreement dated as of January 21, 1996 among Harley-Davidson,
           Inc., Holiday Rambler LLC, State Road Properties L.P., and Monaco Coach
           Corporation (the "HR Asset Purchase Agreement").

 2.6*      Amendment No. 1 to the HR Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P.,
           and Monaco Coach Corporation.

 2.7*      Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson,
           Inc., Holiday Holding Corp., Holiday World, Inc., a California corporation,
           Holiday World, Inc., a Texas corporation, Holiday World, Inc., a Florida corporation, Holiday World, Inc., an Oregon corporation, Holiday World, Inc., an Indiana corporation, Holiday World, Inc., a Washington corporation, Holiday
           World, Inc., a New Mexico corporation, Monaco Coach Corporation and MCC
           Acquisition Corporation.

 2.8*      Subordinated Promissory Note, dated as of March 4, 1996, issued to Holiday
           Holding Corp. by MCC Acquisition Corporation.

 3.1*      Amended and Restated Certificate of Incorporation of Registrant.

 3.2*      Bylaws of Registrant, as amended to date.

 3.3*      Certificate of Designations of Rights, Preferences and Privileges of Series A
           Convertible Preferred Stock of Monaco Coach Corporation.

10.1*      Stockholders Agreement dated August 10, 1993 between the Registrant, Liberty
           Investment Partners II, the State Board of Administration of Florida ("SBA"),
           Monaco Capital Partners, Tucker Anthony Holding Corporation, Kay L. Toolson,
           Page Robertson, Ed Kinney, Ray Mehaffey, Enoch Hutchcraft, Gary Smith, John
           Nepute, Miki Scheer and C.D. Smith.

10.2*      Form of Indemnification Agreement for directors and executive officers.

10.3*+     1993 Incentive Stock Option Plan and form of option agreement thereunder.

10.4*+     1993 Director Option Plan.

10.5*+ 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.

10.6*      Amended and Restated Management Agreement dated August 10, 1993 between the
           Registrant and Cariad Capital, Inc.

10.7*      Registration Agreement dated March 5, 1993 between the Registrant, Liberty
           Investment Partners, II and SBA.

10.8*      Registration Agreement dated March 5, 1993 among the Registrant, Monaco
           Capital Partners, Tucker Anthony Holding Corporation and certain other stockholders of the Registrant.

10.9*      Credit Agreement dated as of March 5, 1996 among BT Commercial Corporation,
           Deutsche Financial Services Corporation, Nationsbank of Texas, N.A., LaSalle
           National Bank and Monaco Coach Corporation.

10.10*     Registration Rights Agreement dated as of March 4, 1996 among Holiday Rambler
           LLC and Monaco Coach Corporation.

10.11(1)   Agreement of Lease dated March 4, 1996, with First Amendment dated as of March
           4, 1996, pertaining to 3 State Road 19, Wakarusa, Indiana 46573.

10.12(1)   Agreement of Lease dated March 4, 1996, with First Amendment dated as of March
           4, 1996, pertaining to 5 State Road 19, Wakarusa, Indiana 46573.

10.13(1)   Agreement of Lease dated March 4, 1996, with First Amendment dated as of March
           4, 1996, pertaining to 6 State Road 19, Wakarusa, Indiana 46573.

10.14(1)   Agreement of Lease dated March 4, 1996, with First Amendment dated as of March
           4, 1996, pertaining to 7 State Road 19, Wakarusa, Indiana 46573.

10.15(1)   Agreement of Lease dated March 4, 1996 pertaining to 8 State Road 19,
           Wakarusa, Indiana 46573.

10.16(1)   Form of Lease dated April 1, 1997 pertaining to 5280 High Banks Road,
           Springfild, Oregon.

10.17(1)   Lease Agreement dated April 1, 1995 pertaining to 1330 Wade Drive, Elkhart,
           Indiana.

11.1*      Computation of earnings per share (see Note 11 of Notes to Consolidated
           Financial Statements included in Item 8 hereto).

21.1*      Subsidiaries of Registrant.

23.1*      Consent of Independent Accountants.

24.1*      Power of Attorney (included on the signature pages hereof).

27*        Financial Data Schedule

------------------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-2 (File No. 333-23591) declared effective on June 17, 1997.

 *  Previously filed.

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

                                          MONACO COACH CORPORATION

                                          By: /s/ JOHN W. NEPUTE
                                          --------------------------------------
                                          John W. Nepute
                                          CHIEF FINANCIAL OFFICER

January 8, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                                                 EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------
  2.1*       Asset Purchase Agreement dated February 4, 1993 between the Registrant, Warrick Industries, Inc.,
             William L. Warrick, Arlen J. Paul, Kay L. Toolson, Jay M. DeVoss and James A. Krider.

  2.2*       First Amendment to Asset Purchase Agreement dated March 5, 1993 between Registrant, Warrick
             Industries, Inc., William L. Warrick, Arlen J. Paul, Kay L. Toolson, Jay M. DeVoss and James A.
             Krider.

  2.3*       Assumption Agreement dated March 5, 1993 between the Registrant and Warrick Industries, Inc.

  2.4*       Letter Agreement dated August 10, 1993 between the Registrant, Warrick Industries, Inc., William L.
             Warrick, Arlen J. Paul, Jay M. DeVoss, James A. Krider and Kay L. Toolson.

  2.5*       Asset Purchase Agreement dated as of January 21, 1996 among Harley-Davidson, Inc., Holiday Rambler
             LLC, State Road Properties L.P., and Monaco Coach Corporation (the "HR Asset Purchase Agreement").

  2.6*       Amendment No. 1 to the HR Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson,
             Inc., Holiday Rambler LLC, State Road Properties L.P., and Monaco Coach Corporation.

  2.7*       Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Holding
             Corp., Holiday World, Inc., a California corporation, Holiday World, Inc., a Texas corporation,
             Holiday World, Inc., a Florida corporation, Holiday World, Inc., an Oregon corporation, Holiday
             World, Inc., an Indiana corporation, Holiday World, Inc., a Washington corporation, Holiday World,
             Inc., a New Mexico corporation, Monaco Coach Corporation and MCC Acquisition Corporation.

  2.8*       Subordinated Promissory Note, dated as of March 4, 1996, issued to Holiday Holding Corp. by MCC
             Acquisition Corporation.

  3.1*       Amended and Restated Certificate of Incorporation of Registrant.

  3.2*       Bylaws of Registrant, as amended to date.

  3.3*       Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred
             Stock of Monaco Coach Corporation.

 10.1*       Stockholders Agreement dated August 10, 1993 between the Registrant, Liberty Investment Partners II, the State Board of Administration of Florida ("SBA"), Monaco Capital Partners, Tucker Anthony Holding
             Corporation, Kay L. Toolson, Page Robertson, Ed Kinney, Ray Mehaffey, Enoch Hutchcraft, Gary Smith,
             John Nepute, Miki Scheer and C.D. Smith.

 10.2*       Form of Indemnification Agreement for directors and executive officers.

 10.3*+      1993 Incentive Stock Option Plan and form of option agreement thereunder.

 10.4*+      1993 Director Option Plan.

 10.5*+      1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.

 10.6*       Amended and Restated Management Agreement dated August 10, 1993 between the Registrant and Cariad
             Capital, Inc.

 10.7*       Registration Agreement dated March 5, 1993 between the Registrant, Liberty Investment Partners, II and SBA.

 10.8*       Registration Agreement dated March 5, 1993 among the Registrant, Monaco Capital Partners, Tucker
             Anthony Holding Corporation and certain other stockholders of the Registrant.

 10.9*       Credit Agreement dated as of March 5, 1996 among BT Commercial Corporation, Deutsche Financial
             Services Corporation, Nationsbank of Texas, N.A., LaSalle National Bank and Monaco Coach Corporation.

 10.10*      Registration Rights Agreement dated as of March 4, 1996 among Holiday Rambler LLC and Monaco Coach
             Corporation.

 10.11(1)    Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to
             3 State Road 19, Wakarusa, Indiana 46573.

 10.12(1)    Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to
             5 State Road 19, Wakarusa, Indiana 46573.

 10.13(1)    Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to
             6 State Road 19, Wakarusa, Indiana 46573.

 10.14(1)    Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to
             7 State Road 19, Wakarusa, Indiana 46573.

 10.15(1)    Agreement of Lease dated March 4, 1996 pertaining to 8 State Road 19, Wakarusa, Indiana 46573.

 10.16(1)    Form of Lease dated April 1, 1997 pertaining to 5280 High Banks Road, Springfield, Oregon.

 10.17(1)    Lease Agreement dated April 1, 1995 pertaining to 1330 Wade Drive, Elkhart, Indiana.

 11.1*       Computation of earnings per share (see Note 11 of Notes to Consolidated Financial Statements included in Item 8 hereto).

 21.1*       Subsidiaries of Registrant.

 23.1*       Consent of Independent Accountants.

 24.1*       Power of Attorney (included on the signature pages hereof).

 27*         Financial Data Schedule

------------------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-2 (File No. 333-23591) declared effective on June 17, 1997.

 *  Previously filed.

 +  The item listed is a compensatory plan.