Form 10-K
period 1998-01-03
MONACO COACH CORP /DE/
filed 1998-04-03
CIK 910619

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ----------------------------
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended January 3, 1998
                                      OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from
                          ___________ to ___________

                       Commission File Number:  0-22256
                         ----------------------------
                           MONACO COACH CORPORATION
            (Exact Name of Registrant as specified in its charter)

                  DELAWARE                                  35-1880244
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                         Identification No.)

                             91320 INDUSTRIAL WAY
                            COBURG, OREGON   97408
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (541) 686-8011
                         ----------------------------
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                         ----------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
YES X      NO
   ---       ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
                            ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 27, 1998 as reported on the Nasdaq National Market, was approximately $157,469,515. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

 As of February 27, 1998, the Registrant had 5,501,165  shares of Common Stock outstanding.
                         ----------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1998 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

                         ----------------------------

This document consists of 55 pages.  The Exhibit Index appears at page 52.

                                     INDEX


                                    PART I

ITEM 1.            BUSINESS                                                    3
ITEM 2.            PROPERTIES                                                  9
ITEM 3.            LEGAL PROCEEDINGS                                          10
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        10

                                    PART II

ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                     RELATED STOCKHOLDER MATTERS                              11
ITEM 6.            SELECTED FINANCIAL DATA                                    11
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS            13
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                20
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE                      44

                                   PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT             45
ITEM 11.           EXECUTIVE COMPENSATION                                     45
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT                                    45
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             45

                                   PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K                                      46
SIGNATURES                                                                    49

                                    PART I

THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, WITHOUT LIMITATION, STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," AND "ANTICIPATES," "PLANS" OR SIMILAR EXPRESSIONS AND STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE SET FORTH IN THIS REPORT.

ITEM 1.  BUSINESS

    Monaco Coach Corporation (the "Registrant" or "Company") is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles. The Company's product line consists of a broad line of motor coaches, fifth wheel trailers, and travel trailers under the "Monaco", "Holiday Rambler", "Royale Coach", and "McKenzie Towables" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $750,000 for motor coaches and from $15,000 to $70,000 for towables. Based upon retail registrations in 1997, the Company believes it had a 30% share of the market for High-Line Class A motor coaches (units with retail prices above $120,000), a 9% share of the market for high end fifth wheel trailers (units with retail prices above $24,000) and a 57% share of the market for high end travel trailers (units with retail prices above $20,000). The Company's products are sold through an extensive network of 208 dealerships located primarily in the United States and Canada.

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

PRODUCTS

    The Company currently manufactures 11 motor coach and seven towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range. The Company's product offerings currently target three segments of the recreational vehicle market:
Class A motor coaches, fifth wheel trailers and travel trailers. The Company does not currently compete, and has no present plans to compete, in any other segment of the recreational vehicle industry. In December 1997, the Company introduced the Diplomat, a new low-end diesel motor coach under the Monaco brand name, and plans to introduce two new gasoline powered models, the La Palma, under the Monaco label, and the Admiral, under the Holiday Rambler brand, in the summer of 1998. All three of these products are designed to bring customers into the Company's line of products at a lower price point giving the Company the opportunity to benefit as these customers trade-up through the Company's line of products. The following table highlights the Company's current product offerings.

                         COMPANY MOTOR COACH PRODUCTS
                                                        CURRENT SUGGESTED
MODEL                                                   RETAIL PRICE RANGE        BRAND
---------------------------------------------------     ------------------       --------
Royale Coach.......................................      $550,000-$750,000       Monaco
Signature Series...................................      $300,000-$400,000       Monaco
Executive..........................................      $250,000-$300,000       Monaco
Navigator..........................................      $250,000-$300,000       Holiday Rambler
Dynasty............................................      $205,000-$240,000       Monaco
Imperial...........................................      $190,000-$210,000       Holiday Rambler
Windsor............................................      $150,000-$175,000       Monaco
Diplomat...........................................      $130,000-$145,000       Monaco
Endeavor-Diesel....................................      $130,000-$145,000       Holiday Rambler
Endeavor-Gasoline..................................      $ 80,000-$ 95,000       Holiday Rambler
Vacationer.........................................      $ 75,000-$ 85,000       Holiday Rambler
La Palma...........................................      $ 60,000-$ 75,000       Monaco*
Admiral............................................      $ 60,000-$ 75,000       Holiday Rambler*

*  The Company plans to introduce these models in the summer of 1998.

                           COMPANY TOWABLE PRODUCTS


                                                  CURRENT SUGGESTED
MODEL                                             RETAIL PRICE RANGE             BRAND
----------------------------------------------    ------------------           ----------
Imperial Fifth Wheel..........................    $ 50,000-$ 70,000            Holiday Rambler
Aluma-Lite Fifth Wheel........................    $ 35,000-$ 50,000            Holiday Rambler
McKenzie Fifth Wheel..........................    $ 35,000-$ 50,000            McKenzie
Alumascape Fifth Wheel........................    $ 20,000-$ 35,000            Holiday Rambler
Aluma-Lite Travel Trailer.....................    $ 25,000-$ 45,000            Holiday Rambler
Alumascape Travel Trailer.....................    $ 15,000-$ 25,000            Holiday Rambler
McKenzie Travel Trailer.......................    $ 15,000-$ 25,000            McKenzie

    In 1997, the average unit wholesale selling prices of the Company's motor coaches, fifth wheel trailers and travel trailers were approximately $112,700, $32,400 and $22,400, respectively.

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

    The exteriors of the Company's recreational vehicles are designed to be aesthetically appealing to consumers, aerodynamic in shape for fuel efficiency and practical to manufacture. The Company has an experienced team of computer-aided design personnel to complete the product design and produce prints from which the products will be manufactured.

SALES AND MARKETING

    DEALERS

    Over the past six years, the Company has expanded its dealer network from 34 dealerships in 1992 to 208 dealerships primarily located in the United States and Canada at January 3, 1998. The Company's dealerships generally sell either Monaco motor coaches, the McKenzie Towables line, or Holiday Rambler motor coaches and towables. The Company intends to expand its dealer network, primarily by adding additional motorized dealers to carry the Company's new lower priced gas and diesel units as well as towables-only dealers to carry the McKenzie Towable line. The Company maintains an internal sales organization consisting of account executives and support staff who service the Company's dealer network.

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

    Dealers typically finance their inventory through revolving credit facilities established with asset-based lending institutions, including specialized finance companies and banks. It is industry practice that such "floor plan" lenders require recreational vehicle manufacturers to agree to repurchase (for a period of 12 to 18 months from the date of the dealer's purchase) motor coaches and towables previously sold to the dealer in the event the dealer defaults on its financing agreements. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-- Liquidity and Capital Resources", and Note 17 of Notes to the Company's Consolidated Financial Statements. The Company does not anticipate any significant losses will be incurred under these agreements. No material charge has been incurred during the last four years.

    As a result of the Holiday Acquisition, the Company acquired 10 retail dealerships (the "Holiday World Dealerships"). The Company sold seven of these Holiday World Dealerships in 1996 and sold the remaining three dealerships in 1997.

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

    The Company offers a warranty to all purchasers of its new vehicles. The Company's current warranty covers its products for one year. In addition, customers are protected by the warranties of major component suppliers such as those of Cummins Engine Company, Inc. ("Cummins") (diesel engines), Eaton Corporation ("Eaton") (axles), Allison Transmission Division of General Motors Corporation ("Allison") (transmissions) and Chevrolet Motor Division of General Motors Corporation ("Chevrolet"), Ford Motor Company ("Ford") and Freightliner Custom Chassis Corporation ("Freightliner") (chassis). The Company's warranty covers all manufacturing-related problems and part and system failures, regardless of whether the repair is made at a Company facility or by one of the Company's dealers or authorized service centers. As of January 3, 1998, the Company had 208 dealerships providing service to owners of the Company's products. In addition, owners of the Company's diesel products have access to the entire Cummins dealer network, which includes over 2,000 repair centers.

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

MANUFACTURING

    The Company currently operates motorized manufacturing facilities in Coburg, Oregon, where it manufactures Signature Series, Executive, Dynasty and Navigator motor coaches and in Wakarusa, Indiana, where it manufactures Imperial, Endeavor, Vacationer, Dynasty, Diplomat, La Palma, Admiral and Windsor motor coaches. The Company's towable manufacturing facilities are in Elkhart, Indiana, where it manufactures Alumascape fifth wheel and travel trailers; in Wakarusa, Indiana where it produces Imperial and Aluma-Lite fifth wheel and travel trailers, and Springfield, Oregon, where it manufactures McKenzie fifth wheel and travel trailers. The Company also operates its Royale Coach bus conversion facility in Elkhart, Indiana.

    The Company recently completed an upgrade and expansion of its Wakarusa motorized facility. The Company's current motor coach production capacity is three units per day at its Coburg facility and 25 units per day at its Wakarusa facility. The Company believes its production of motor coaches has been limited by capacity constraints in recent years and the Company's current capacity is double that of a year ago.

    The Company's current towables production capacity is a combined 21 units per day at its Wakarusa, Springfield, and Elkhart facilities. The expansion of the Wakarusa motorized facility and the subsequent consolidation of all Indiana motorized production into that facility freed up existing space at the Elkhart facility which will be used to consolidate all Indiana towable production into that facility in June 1998. This will allow the Company to vacate existing leased towable manufacturing space in Wakarusa prior to the expiration of that lease in July 1998. Towable production capacity will be a combined 23 units per day in the remaining Elkhart and Springfield facilities.

    The Company believes that this expanded manufacturing capacity will free the Company from capacity constraints on its motor coach production and allow the Company to gradually increase its overall production volumes for motor coaches, including the new models, and towables, consistent with anticipated market demand.

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

    The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 750 vendors. These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle. The Company attempts to minimize its level of inventory by ordering most parts as it needs them. Certain key components that require longer purchasing lead times are ordered based on planned needs. Examples of these components are diesel engines, axles, transmissions, chassis and interior designer fabrics. The Company has a variety of major suppliers, including Allison, Chevrolet, Cummins, Eaton, Ford and Freightliner. The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them. To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis and transmissions in stock or available at the suppliers' facilities and believes that, in an emergency, other suppliers could fill the Company's needs on an interim basis. Recently, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. However, the Company believes that its allocation is sufficient to enable the unit volume increases that are planned for models using that transmission and does not foresee any operating difficulties with respect to this issue. Nevertheless, there can be no assurance that Allison or any of the other suppliers will be able to meet the Company's future requirements for transmissions or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

BACKLOG

    The Company's products are generally manufactured against orders from the Company's dealers. As of January 3, 1998, the Company's backlog of orders was $170.8 million compared to $100.2 million at December 28, 1996.
Approximately $30 million of the year-to-year increase in the Company's backlog is related to orders taken for the Company's new Diplomat motor coach, which was introduced at the Louisville, Kentucky show in the first week of December 1997. The Company began production of this model in January 1998 and as a result all of those orders were unfilled as of year-end. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

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

    The Company is a member of the Recreation Vehicle Industry Association (the "RVIA"), a voluntary association of recreational vehicle manufacturers and suppliers, which promulgates recreational vehicle safety standards. Each of the products manufactured by the Company has an RVIA seal affixed to it to certify that such standards have been met, except for the Royale Coach bus conversions.

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

    The Company is subject to product liability and warranty claims arising in the ordinary course of business. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company's current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $41.0 million for each occurrence and $42.0 million in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company has submitted applications for "Title V" air permits for all of its operations. The air permits have either been issued or not yet acted upon by the relevant state agency.

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

    REMEDIATION

    The Company has identified petroleum and/or solvent ground contamination at the Elkhart, Indiana manufacturing facility, at the Wakarusa, Indiana manufacturing facility and the Leesburg, Florida dealership acquired in the Holiday Acquisition and subsequently sold in 1997. The Company has remediated the Elkhart site and recommended to the relevant Indiana regulatory authority that no further action be taken because the remaining contaminants are below the state's clean-up standards. The Company currently expects that the regulatory authority will concur with this finding, although there is no assurance that such approval will be forthcoming or that the regulatory authority will not require additional investigation and/or remediation. The Company has investigated the Wakarusa site and recently recommended to the relevant regulatory authority that no further action be taken at that site based on its consultant's view that there is a limited risk associated with the remaining contamination. It is unclear whether the regulatory authority will concur in this finding or whether additional remediation will be required. In Florida, the Company has recently proposed additional sampling and monitoring of the site for two (2) years to the relevant Florida regulatory authority with respect to the contamination associated with former underground storage tanks at the Leesburg dealership for the purpose of confirming that the site is stable and natural attenuation is reducing known contamination. With regard to the Wakarusa and Leesburg sites, the Company is indemnified by Harley-Davidson for investigation and remediation costs incurred by the Company (subject to a $300,000 deductible in the case of the Wakarusa site and subject to a $10 million maximum in the case of the Wakarusa site and a $5 million maximum in the case of the Leesburg site for matters, such as these, that were identified at the closing of the Holiday Acquisition).

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

EMPLOYEES

    As of January 3, 1998, the Company had 2,433 employees, including 2,048 in production, 40 in sales, 158 in service and 187 in management and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good.

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

ITEM 2.  PROPERTIES

    The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company's current manufacturing facilities:


                                                                        APPROXIMATE SQUARE
MANUFACTURING FACILITY                             OWNED/LEASED               FOOTAGE                PRODUCTS MANUFACTURED
-----------------------------------------          ------------         ------------------           -------------------------
Coburg, Oregon...........................              Owned                  300,000                Motor Coaches
Elkhart, Indiana.........................              Owned                  325,000                Towables
Elkhart, Indiana.........................             Leased                   28,000                Bus Conversions
Wakarusa, Indiana........................         Owned/Leased(1)           1,044,000                Motor Coaches, Towables
Nappanee, Indiana........................              Owned                  130,000                Wood Components
Springfield, Oregon......................             Leased                  100,000                Towables

-------------------------


(1) The Company leases approximately 110,510 square feet of this facility.

    The Company believes that after the recent expansion of its motor coach and towable facilities its existing facilities are sufficient to meet its production requirements for the foreseeable future. Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company's foreseeable needs would be available on commercially reasonable terms.

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


                                        HIGH         LOW
                                       ------------------
1996
  First Quarter....................     14.25        8.50
  Second Quarter...................     14.00       11.50
  Third Quarter....................    14.625      10.625
  Fourth Quarter...................     16.50       12.25

1997
  First Quarter ...................     21.50       15.50
  Second Quarter...................     23.25       16.50
  Third Quarter....................     25.75       21.00
  Fourth Quarter...................     25.75      22.375


    On February 27, 1998 the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $39.50. As of February 27, 1998, there were approximately 212 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The Consolidated Statements of Income Data set forth below with respect to fiscal years 1995, 1996 and 1997, and the Consolidated Balance Sheet Data at December 28, 1996 and January, 3, 1998, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 1993 and 1994 and the Consolidated Balance Sheet Data at January 1, 1994, December 31, 1994 and December 30, 1995 are derived from audited financial statements of the Predecessor and the Company, respectively, not included in this Annual Report on Form 10-K. The Company's fiscal year consists of three 13-week quarters and a fourth quarter ending the Saturday closest to the end of the calendar year. References to 1995, 1996 and 1997 refer to the fiscal years ended December 30, 1995, December 28, 1996 and January 3, 1998, respectively.

    The data set forth in the following table should be read in conjunction with, and are qualified in their entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

FIVE-YEAR SELECTED FINANCIAL DATA


The following table sets forth financial data of Monaco Coach Corporation (the Company) and Predecessor for the years indicated (in thousands of dollars, except per share data and Consolidated Operating Data).







                                           Predecessor (1)                               Company
                                           -----------     --------------------------------------------------------------------
                                           Two Months      Ten Months                         Fiscal Year
                                              Ended          Ended      -------------------------------------------------------
                                            March 4,       January 4,       1994           1995          1996(2)        1997(2)
                                              1993           1994
                                           -----------     --------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net sales                                  $ 12,026       $ 65,964      $ 107,300      $ 141,611      $ 365,638      $ 441,895
Cost of sales                                10,202         56,141         89,894        124,592        317,909(3)     382,367
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                             1,825          9,823         17,406         17,019         47,729         59,528
Selling, general and
     administrative expenses                  1,361          4,241          7,256          8,147         33,371         36,307
Amortization of goodwill                          0            431            517            517            617            594
-------------------------------------------------------------------------------------------------------------------------------
     Operating income                           464          5,151          9,633          8,355         13,741         22,627
Other expense (income), net                      (5)           (11)          (153)            40           (244)          (468)
Interest expense                                  5          1,308             69            298          3,914          2,379
Loss (gain) on sale of dealership assets                                                                                  (539)
-------------------------------------------------------------------------------------------------------------------------------
     Income before provision
          for income taxes                      464          3,855          9,717          8,017         10,071         21,255
Provision for income taxes                                   1,553          3,776          3,119          4,162          8,819
Pro forma provision for income taxes            181
-------------------------------------------------------------------------------------------------------------------------------
     Net income                                 283(4)       2,302(5)       5,941          4,898          5,909         12,436
Redeemable preferred stock dividends                                                                        (75)
Accretion of redeemable preferred stock                                                                     (84)          (317)
-------------------------------------------------------------------------------------------------------------------------------
Net income attributable to common stock         283          2,302(5)       5,941          4,898          5,750         12,119
-------------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   Basic                                                      0.77(5)        1.35           1.11           1.30(6)        2.43
   Diluted                                                    0.67(5)        1.33           1.09           1.27(6)        2.39

Weighted average shares outstanding:
   Basic                                                 3,003,230      4,397,282      4,407,327      4,422,187      4,997,287
   Diluted                                               3,414,614      4,469,734      4,473,383      4,664,790      5,198,656

CONSOLIDATED OPERATING DATA:
Units sold: (7)
     Motor coaches                               87            463            717            982          2,733          3,347
     Towables                                                                                             1,977          2,397
 Dealerships at end of period                    34             37             48             49            159            208
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------





                                            Predecessor                                   Company
                                            -----------     ----------------------------------------------------------------------
                                               Jan 2,         Jan 1,        Dec 31,        Dec 30,        Dec 28,         Jan 3,
                                                1993           1994          1994           1995           1996            1998
                                            -----------     ----------    -----------    -----------    -----------    -----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital                             $  5,577       $  2,918       $  5,910       $  3,795      $   4,502      $  10,412
Total assets                                  11,092         40,052         48,219         68,502        135,368        159,832
Long-term borrowings, less current portion                                                  5,000         16,500         11,500
Redeemable preferred stock                        -                             -              -           2,687              0
Total stockholders' equity                     6,431         26,951         32,945         37,930         43,807         74,748



(1) The Company commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

(2) Includes the operations of Holiday Rambler and the Holiday World Dealerships from March 4, 1996. The Holiday World Dealerships generated $25.0 million and $6.8 million in net sales in 1996 and 1997 respectively, which included the sale of 820 and 211 units in 1996 and 1997, respectively that were either previously owned or not Holiday Rambler units, as well as service revenues. The Company sold seven Holiday World Dealerships in 1996 and the remaining three dealerships in 1997.

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

(5) Excludes an extraordinary charge of $558,000, net of tax effect, or $0.16 of diluted earnings per share.

(6) Includes a one time charge of $0.21 per share, net of tax effect, related to the inventory write-up described in Note 3 above. Excluding this charge, diluted earnings per common share would have been $1.48 per share.

(7) Excludes units sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is the successor to a company formed in 1968 and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The Predecessor's management and the manufacturing of its High-Line Class A motor coaches were largely unaffected by the Predecessor Acquisition. However, the Company's consolidated financial statements for fiscal years 1995, 1996 and 1997 all contain Predecessor Acquisition-related expenses, consisting primarily of the amortization of acquired goodwill.

    On March 4, 1996, the Company acquired from Harley-Davidson certain assets of Holiday Rambler in exchange for $21.5 million in cash, 65,217 shares of Redeemable Preferred Stock (which were convertible into 230,767 shares of Common Stock), and the assumption of most of the liabilities of Holiday Rambler. Concurrently, the Company acquired 10 Holiday World Dealerships for $13.0 million, including a $12.0 million subordinated promissory note, and the assumption of certain liabilities. The Company sold seven Holiday World Dealerships in 1996, retired the $12.0 million note from the proceeds of these sales, and sold the remaining three dealerships in 1997. The Holiday Acquisition was accounted for using the purchase method of accounting.

    Beginning on March 4, 1996, the operations acquired in the Holiday Acquisition were incorporated into the Company's consolidated financial statements. The Company's consolidated financial statements for the fiscal years ended December 28, 1996 and January 3, 1998 contain expenses related to the Holiday Acquisition, consisting of interest expense, the amortization of debt issuance costs and Holiday Acquisition goodwill. The Company's consolidated financial statements for the year ended December 28, 1996 also include a $1.7 million increase in cost of sales resulting from the sale of inventory in the first and second quarters of 1996 that was written up to fair value at the date of the Holiday Acquisition.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

    Net sales increased 20.9% from $365.6 million in 1996 to $441.9 million in 1997. Included in net sales in 1996 and 1997 were $25.9 million and $10.1 million respectively, representing sales of units that were either previously owned or not Holiday Rambler units and service revenues generated by the Holiday World Dealerships prior to their sale. The Company's overall unit sales increased 22.0% from 4,710 units in 1996 to 5,744 units in 1997 (excluding 820 units in 1996 and 211 units in 1997 sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units). The Company's unit sales were up 22.5% on the motorized side and 21.2% for towables. The Company's overall average unit selling price (excluding units sold by the Holiday World dealerships that were either previously owned or not Holiday Rambler units) increased slightly from $74,000 in 1996 to $76,900 in 1997. Due to the inclusion of Holiday Rambler's generally lower priced products and the planned introduction of new products at historically lower price points, the Company expects its overall average unit selling price to remain below $100,000.

    Gross profit increased by $11.8 million from $47.7 million in 1996 to $59.5 million in 1997 and gross margin increased from 13.1% in 1996 to 13.5% in 1997. 1996 gross profit and gross margin were limited by a $1.7 million increase in cost of sales as a result of an inventory write-up to fair value arising from the Holiday Acquisition. Without this charge, gross profit would have been $49.5 million and gross margin would have been 13.5% for 1996. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

    Selling, general and administrative expenses increased by $2.9 million from $33.4 million in 1996 to $36.3 million in 1997 and decreased as a percentage of net sales from 9.1% in 1996 to 8.2% in 1997. The relatively high percentage of selling, general and administrative expenses to net sales in 1996 was primarily attributable to the addition of the Holiday Rambler operations which have traditionally had a higher percentage than Monaco.

    Amortization of goodwill was $617,000 in 1996 compared with $594,000 in 1997. At January 3, 1998, goodwill arising from the Predecessor Acquisition, net of accumulated amortization, was $18.2 million, which is currently being amortized on a straight-line basis over 40 years. Goodwill from the Holiday Acquisition, net of accumulated amortization, was $2.3 million, and is being amortized over 20 years.

    Operating income increased $8.9 million from $13.7 million in 1996 to $22.6 million in 1997. The increase in the Company's gross margin, combined with the reduction of selling, general and administrative expenses as a percentage of net sales, resulted in an increase in operating margin from 3.8% in 1996 to 5.1% in 1997. The Company's operating margin was adversely affected in 1996 by a $1.7 million expense related to an inventory write-up to fair value as a result of the Holiday Acquisition. Without that charge, the Company's operating margin would have been 4.2% for the year.

    Interest expense decreased substantially from $3.9 million in 1996 to
$2.4 million in 1997. The Company's 1996 interest expense included approximately $992,000 of floor plan interest expense relating to the Holiday
World Dealerships compared with $281,000 in 1997.   Additionally, interest
expense included $343,000 in 1996 and $411,000 in 1997 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period. The Company capitalized approximately $244,000 of interest in 1996 primarily due to the purchase of the Holiday World Dealerships and construction in progress at the manufacturing facility in Wakarusa, Indiana. The Company capitalized $643,000 of interest in 1997 related to the construction in progress at the manufacturing facilities in Wakarusa, Indiana.

    The Company sold its two remaining Holiday World retail dealerships during the third quarter of 1997 and had a pre-tax gain on the sale of the buildings and fixed assets from the stores of $539,000 which is reflected as a separate line item above income before income taxes on the Company's Consolidated Statements of Income. This equates to a $315,000 after-tax gain, or 6.1 cents of diluted earnings per share.

    The Company reported a provision for income taxes of $4.2 million, or an effective tax rate of 41.3%, for 1996 compared to $8.8 million, or an effective tax rate of 41.5%, for 1997.

    Net income increased by $6.5 million from $5.9 million in 1996 to $12.4 million in 1997 due to the increase in net sales combined with an improvement in operating margin and a decrease in interest expense.

1996 COMPARED WITH 1995

    Net sales increased 158.2% from $141.6 million in 1995 to $365.6 million in 1996, primarily due to the Holiday Acquisition. Excluding the Holiday Acquisition, net sales of Monaco motor coaches decreased 3.4% from $141.6 million in 1995 to $136.8 million in 1996, primarily due to difficulties in achieving higher production rates of motor coaches at the Company's Coburg facility, which commenced operations in late 1995. Net sales in 1996 also included $25.9 million of sales of units that were either previously owned or not Holiday Rambler units and service revenues generated by the Holiday World Dealerships. The Company's overall unit sales increased almost five-fold from 982 units in 1995 to 4,710 units in 1996 (excluding 820 units sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units). The Company's overall average unit selling price (excluding units sold in 1996 by the Holiday World dealerships that were either previously owned or not Holiday Rambler units) declined from $145,600 in 1995 to $74,000 in 1996, primarily as a result of the Company selling a significantly large number of lower priced Holiday Rambler products, particularly towable products.

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

    Amortization of goodwill was $517,000 in 1995 compared with $617,000 in 1996 as a result of the additional expense related to the amortization of Holiday Acquisition goodwill.

    Operating income was $13.7 million in 1996, a $5.4 million increase over the $8.4 million in 1995. The increase in the Company's gross margin was less than the increase in selling, general and administrative expenses as a percentage of net sales, resulting in a decline in operating margin from 5.9% in 1995 to 3.8% in 1996. The Company's operating margin was adversely affected in 1996 by a $1.7 million expense related to an inventory write-up to fair value as a result of the Holiday Acquisition. Without that charge, the Company's operating margin would have been 4.2% for 1996.

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

    The Company reported a provision for income taxes of $4.2 million, or an effective tax rate of 41.3%, for 1996 compared to $3.1 million, or an effective tax rate of 38.9%, for the comparable period in 1995.

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

    CYCLICALITY The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles (excluding conversion vehicles) reached a peak of approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996. Although unit sales of High-Line Class A motor coaches have increased in each year since 1989, there can be no assurance that this trend will continue. Furthermore, as a result of the Holiday Acquisition and recent new model introductions, the Company offers a much broader range of recreational vehicle products and will likely be more susceptible to recreational vehicle industry cyclicality than in the past. Factors affecting cyclicality in the recreational vehicle industry include fuel availability and fuel prices, prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence. In particular, interest rates rose significantly in 1994 and while recent interest rates have not had a material adverse effect on the Company's business, no assurances can be given that an increase in interest rates would not have a material adverse effect on the Company's business, results of operations and financial condition.

    MANAGEMENT OF GROWTH As a result of the Holiday Acquisition and the recent expansion of its manufacturing facilities, the Company has experienced significant growth in the number of its employees and the scope of its business. This growth has resulted in the addition of new management personnel, increased responsibilities for existing management personnel, and has placed added pressure on the Company's operating, financial and management information systems. While management believes it has been successful in managing this expansion there can be no assurance that the Company will not encounter problems in the future associated with the continued growth of the Company. Failure to adequately support and manage the growth of its business could have a material adverse effect on the Company's business, results of operations and financial condition.

    MANUFACTURING EXPANSION The Company significantly increased its manufacturing capacity in 1995 by expanding its Elkhart, Indiana facility and opening its Coburg, Oregon facility. In 1997, in order to meet market demand and realize manufacturing efficiencies, the Company completed construction of a new motor coach manufacturing facility in Wakarusa, Indiana, has relocated its Elkhart, Indiana motor coach production to the new Wakarusa facility, and has opened a Springfield, Oregon facility to manufacture towables. In the first quarter of 1998 the Company expects to begin a third line of production in its motorized facility in Wakarusa, Indiana. By June 1998 the Company expects to consolidate its existing Wakarusa, Indiana towable production with existing Elkhart, Indiana towable production. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected production difficulties. In 1995, the Company experienced start-up inefficiencies in manufacturing the Windsor model, and, beginning in 1996, the Company experienced difficulty in increasing production rates of motor coaches at its Coburg facility. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

    The set-up of new models and scale-up of production facilities in Wakarusa, Elkhart, and Springfield involve various risks and uncertainties, including timely performance of a large number of contractors, subcontractors, suppliers and various government agencies that regulate and license construction, each of which is beyond the control of the Company. The set-up of production for new models involves risks and costs associated with the development and acquisition of new production lines, molds and other machinery, the training of employees, and compliance with environmental, health and safety and other regulatory requirements. The inability of the Company to complete the scale-up of its facilities and to commence full-scale commercial production in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may from time to time experience lower than anticipated yields or production constraints that may adversely affect its ability to satisfy customer orders. Any prolonged inability to satisfy customer demand could have a material adverse effect on the Company's business, results of operations and financial condition.

    CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 208 dealerships located primarily in the United States and Canada at the end of 1997, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10.0% of the Company's net sales in 1997, the top two dealers accounted for approximately 15.0% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

    POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $141.5 million as of January 3, 1998, with approximately 10.7% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 17 of Notes to the Company's Consolidated Financial Statements.

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

    DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis for certain of its Holiday Rambler products (Chevrolet, Ford and Freightliner). The Company has no long term supply contracts with these suppliers or their distributors. Recently, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. The Company believes that its allocation is sufficient to enable the unit volume increases that are planned for models using that transmission and does not foresee any operating difficulties with respect to this issue. Nevertheless, there can be no assurance that Allison or any of the other suppliers will be able to meet the Company's future requirements for transmissions or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company's current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $41.0 million for each occurrence and $42.0 million in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During 1997, the Company used net cash from operations of $41,000. Net income and non-cash expenses such as depreciation and amortization generated approximately $15.5 million, which was offset primarily by an increase in accounts receivable and a reduction in income taxes payable. Accounts receivable were up $10.4 million, on a year-to-year basis, largely due to higher than normal end of year unit shipments in 1997. Income taxes payable were abnormally high at the end of 1996 due to the Holiday Acquisition and the $6.4 million reduction in 1997 was to a more normal level.

    The Company has credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million (the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30 of each year, beginning April 30, 1997, of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year; and
(ii) a payment within two days of the sale of any Holiday World dealership, of the net cash proceeds received by the Company from such sale. While the Company has now sold all of the Holiday World dealerships, as of January 3, 1998, the Company was still holding $2.7 million in notes receivable relating to the sales of the stores which will fall under provision (ii) when payment is received. At January 3, 1998, the balance on the Term Loan was $15.9 million with $15.0 million at an effective interest rate of 7.47% and $875,000 at 8.5%. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of January 3, 1998, $9.4 million was outstanding under the Revolving Loans, with an effective interest rate of 8.5%. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. As a result of the sale of the three remaining Holiday World retail dealerships in 1997, the Company no longer has any loans outstanding to finance retail inventory.

    The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At January 3, 1998, the Company had working capital of approximately $10.4 million, an increase of $5.9 million from working capital of $4.5 million at December 28, 1996. The Company and certain stockholders completed a secondary public offering of 1,955,000 shares of the Company's Common Stock in June 1997 at $21.25 per share, including 800,000 shares sold by the Company. The approximately $15.4 million of net proceeds to the Company from this offering were used to pay down the outstanding balance under its Revolving Loans with the remainder being added to working capital. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures. The Company primarily used long-term debt and redeemable preferred stock to finance the Holiday Acquisition.

    The Company's capital expenditures were $19.6 million in 1997, primarily for the Wakarusa, Indiana motorized manufacturing facility. This facility approximately doubled the Company's production capacity of motor coaches.
The Company started construction of a new paint facility and finish area adjacent to the new Wakarusa facility in the fourth quarter of 1997. The new paint facility is expected to cost approximately $8.6 million and will be operational by the end of the first quarter of 1998.

    The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months. The Company anticipates capital expenditures in 1998 will total approximately $6.0 to $7.0 million, of which an estimated $2.8 million will be used to finish construction of the new Wakarusa paint facility. The Company spent approximately $700,000 for new hardware and software in 1997 to upgrade the Company's management information systems, including software to handle the "Year 2000" issue, and plans to spend $500,000 in 1998 to complete this project. The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

    As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.

The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At January 3, 1998, approximately $141.5 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements, with approximately 10.7% concentrated with one dealer. If the Company were obligated to repurchase a significant number of products under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 129, "Disclosures of Information about Capital Structure." This Statement requires disclosures relating to the special aspects of the Company's capital structure. Implementation of this Statement did not result in significant additional disclosures.

In 1998 the Company intends to adopt the following SFAS':

SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement will require additional financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will require disclosure of information about key revenue-producing segments of an entity. A reconciliation of segment financial information to amounts reported in the financial statements will be required. The effect of implementation of this Statement has not yet been determined by the Company.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable. The implementation of this Statement will not result in significant additional financial statement disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


                                                                                      Page
                                                                                      ----
Monaco Coach Corporation--Consolidated Financial Statements:
 Report of Independent Accountants...................................................  21
 Consolidated Balance Sheets as of December 28, 1996 and January 3, 1998.............  22
 Consolidated Statements of Income for the Fiscal Years Ended December 30,
   1995, December 28, 1996 and January 3, 1998.......................................  23
 Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
   December 30, 1995, December 28, 1996 and January 3, 1998........................... 24
 Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30,
   1995, December 28, 1996 and January 3, 1998........................................ 25
 Notes to Consolidated Financial Statements........................................... 27

Schedule Included in Item 14(a):
 II Valuation and Qualifying Accounts................................................  50

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors of
Monaco Coach Corporation:


We have audited the accompanying consolidated balance sheets of Monaco Coach Corporation and Subsidiaries (the Company) as of December 28, 1996 and January 3, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monaco Coach Corporation and Subsidiaries as of December 28, 1996 and January 3, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.


                                       COOPERS & LYBRAND  L.L.P.




Eugene, Oregon
January 30, 1998, except for stock split information in Note 1, as to which the date is March 16, 1998.

                            MONACO COACH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)



                                                                       December 28,     January 3,
                                                                           1996           1998
                                                                       -----------      ---------
ASSETS
Current assets:
   Trade receivables, net of $140 and $127, respectively               $  14,891       $ 25,309
   Inventories                                                            46,930         45,421
   Prepaid expenses                                                        1,343            928
   Deferred income taxes                                                   8,278          8,222
   Notes receivable                                                        1,064          1,552
   Assets held for sale                                                    1,383
                                                                       -----------      ---------
            Total current assets                                          73,889         81,432

Notes receivable, less current portion                                       636          1,125
Property and equipment, net                                               38,309         55,399
Debt issuance costs, net of accumulated amortization of
     $343 and $755, respectively                                           1,760          1,358
Goodwill, net of accumulated amortization of $2,084 and
     $2,739, respectively                                                 20,774         20,518
                                                                       -----------      ---------
            Total assets                                               $ 135,368     $  159,832
                                                                       -----------      ---------
                                                                       -----------      ---------
LIABILITIES
Current liabilities:
   Book overdraft                                                        $ 2,455        $ 6,762
   Short-term borrowings:
      Bank line of credit                                                  3,789          9,353
      Flooring agreements                                                  6,202
   Current portion of long-term note payable                               2,000          4,375
   Accounts payable                                                       24,218         23,498
   Income taxes payable                                                    7,362          1,005
   Accrued expenses and other liabilities                                 23,361         26,027
                                                                       -----------      ---------
            Total current liabilities                                     69,387         71,020

Note payable, less current portion                                        16,500         11,500
Deferred income tax liabilities                                            2,787          2,564
Deferred income                                                              200
                                                                       -----------      ---------

            Total liabilities                                             88,874         85,084
                                                                       -----------      ---------

Redeemable Series A Convertible Preferred Stock, $.01
     par value; 100,000 and 34,783 shares authorized,
     respectively; 65,217 shares (redemption value of $3,005)
     issued and outstanding at December 28, 1996                           2,687
                                                                       -----------      ---------


Commitments and contingencies (Notes 12 and 17)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,900,000 shares
     authorized, no shares outstanding
Common stock, $.01 par value, 20,000,000 shares
     authorized, 4,430,467 and 5,496,499 shares
     issued and outstanding, respectively                                     44             55
Additional paid-in capital                                                25,430         44,241
Retained earnings                                                         18,333         30,452
                                                                       -----------      ---------
            Total stockholders' equity                                    43,807         74,748
                                                                       -----------      ---------
            Total liabilities and stockholders' equity                 $ 135,368      $ 159,832
                                                                       -----------      ---------
                                                                       -----------      ---------

The accompanying notes are an integral part of these consolidated financial statements.

                           MONACO COACH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
 FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND JANUARY 3, 1998
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                           1995           1996           1997
                                                         --------       --------       --------
Net sales                                               $ 141,611      $ 365,638      $ 441,895
Cost of sales                                             124,592        317,909        382,367
                                                         --------       --------       --------
            Gross profit                                   17,019         47,729         59,528


Selling, general and administrative expenses                8,147         33,371         36,307
Amortization of goodwill                                      517            617            594
                                                         --------       --------       --------
            Operating income                                8,355         13,741         22,627

Other expense (income), net                                    40          (244)          (468)
Interest expense                                              298          3,914         2,379
Loss (gain) on sale of dealership assets                                                  (539)
                                                         --------       --------       --------
            Income before income taxes                      8,017         10,071        21,255

Provision for income taxes                                  3,119          4,162         8,819
                                                         --------       --------       --------
            Net income                                      4,898          5,909        12,436

Preferred stock dividends                                                   (75)

Accretion of redeemable preferred stock                         0           (84)          (317)
                                                         --------       --------       --------
            Net income attributable to
                common stock                              $ 4,898        $ 5,750      $ 12,119
                                                         --------       --------       --------
                                                         --------       --------       --------
Earnings per common share:
   Basic                                                   $1.11          $1.30         $2.43
   Diluted                                                 $1.09          $1.27         $2.39


 Average common shares outstanding:
   Basic                                               4,407,327      4,422,187     4,997,287
   Diluted                                             4,473,383      4,664,790     5,198,656


The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND JANUARY 3, 1998
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)



                                                               Common Stock           Additional
                                                               ------------            Paid-in         Retained
                                                          Shares           Amount      Capital         Earnings       Total
                                                          ------           ------     ----------       --------     ---------
Balances, December 31, 1994                            4,401,097           $  44       $ 25,216        $ 7,685       $ 32,945
Issuance of common stock                                   9,792                             58                            58
Tax benefit of stock options exercised                                                       29                            29
Net income                                                                                               4,898          4,898
                                                       ---------           ------     ----------       --------     ---------

Balances, December 30, 1995                            4,410,889              44         25,303         12,583         37,930
Issuance of common stock                                  19,578                             89                            89
Tax benefit of stock options exercised                                                       38                            38
Preferred stock accretion                                                                                  (84)           (84)
Preferred stock dividends                                                                                  (75)           (75)
Net income                                                                                               5,909          5,909
                                                       ---------           ------     ----------       --------     ---------

Balances, December 28, 1996                            4,430,467              44         25,430         18,333         43,807
Issuance of common stock                                 835,265               9         15,697                        15,706
Conversion of preferred stock                            230,767               2          2,997                         2,999
Tax benefit of stock options exercised                                                      117                           117
Preferred stock accretion                                                                                 (317)          (317)
Net income                                                                                              12,436         12,436
                                                       ---------           ------     ----------       --------     ---------

Balances, January 3, 1998                              5,496,499           $  55       $ 44,241       $ 30,452       $ 74,748
                                                       ---------           ------     ----------       --------     ---------
                                                       ---------           ------     ----------       --------     ---------


The accompanying notes are an integral part of these consolidated financial statements.

                           MONACO COACH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND JANUARY 3, 1998
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                           1995           1996           1997
                                                         --------       --------       --------
INCREASE (DECREASE) IN CASH:
Cash flows of operating activities:
   Net income                                             $ 4,898        $ 5,909       $ 12,436
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
      Gain on sale of dealership assets                                                    (539)
      Depreciation and amortization                         1,077          3,005          3,641
      Loss on disposal of equipment                            60             79
      Deferred income taxes                                   273         (6,399)          (167)
      Change in assets and liabilities, net of effects
           of business combination:
         Trade receivables                                 (3,440)         1,266        (10,423)
         Inventories                                       (4,180)         9,702           (790)
         Prepaid expenses                                     (15)          (810)           415
         Accounts payable                                     745           (457)          (720)
         Accrued expenses and other current liabilities      (218)         7,246          2,663
         Income taxes payable                                 140          7,141         (6,357)
         Deferred income                                      200              0           (200)
                                                         --------       --------       --------
            Net cash provided by (used in) operating
                 activities                                  (460)        26,682            (41)
                                                         --------       --------       --------
Cash flows of investing activities:
   Additions to property and equipment                    (13,864)       (7,327)        (19,617)
   Payment for business acquisition                                     (24,645)
   Proceeds from sale of retail stores, collections on
           notes receivable, net of closing costs                        11,749           1,249
   Other                                                        0            40
                                                         --------       --------       --------
            Net cash used in investing activities         (13,864)      (20,183)        (18,368)
                                                         --------       --------       --------
Cash flows of financing activities:
   Book overdraft                                             516         1,939           4,307
   Borrowings (payments) on line of credit, net             6,487        (6,056)          5,564
   Payments on subordinated note                                        (12,000)
   Borrowings on long-term notes payable                    7,000        20,000
   Debt issuance costs                                                   (2,060)
   Payments on floor financing, net                                                     (4,650)
   Payments on long-term notes payable                                   (8,500)        (2,625)
   Issuance of common stock                                                             16,351
   Cost to issue shares of common stock                                                   (645)
   Other                                                       87           178            107
                                                         --------       --------       --------
            Net cash provided by (used in) financing
                 activities                                14,090        (6,499)        18,409
                                                         --------       --------       --------
Net decrease in cash                                         (234)            0              0
Cash at beginning of period                                   234             0              0
                                                         --------       --------       --------
Cash at end of period                                        $  0          $  0           $  0
                                                         --------       --------       --------
                                                         --------       --------       --------


Continued

                           MONACO COACH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
 FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND  JANUARY 3, 1998
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                            1995           1996           1997
                                                          --------       --------       --------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest, net of amount capitalized of $625 in
        1995, $244 in 1996 and $643 in 1997                $  273       $  3,435        $ 2,064
   Income taxes                                             2,731          3,382         15,311


Business acquisition (Note 2):
   Fair value of assets acquired                                        $ 92,143
      Less liabilities assumed                                            52,899
      Less issuance of subordinated debt                                  12,000
      Less issuance of preferred stock                                     2,599
                                                                        --------
            Net cash paid at the acquisition                            $ 24,645
                                                                        --------
                                                                        --------

Sale of retail stores:
   Notes receivable obtained from the sale of
        retail stores
                                                                        $  2,730        $ 2,038



The accompanying notes are an integral part of these consolidated financial statements.

                           MONACO COACH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

   BUSINESS

   Monaco Coach Corporation and its subsidiaries (the "Company") manufactures a line of premium motor coaches, bus conversions and towable recreational vehicles at manufacturing facilities in Oregon and Indiana. These products are sold primarily to independent dealers throughout the United States and Canada.

   CONSOLIDATION POLICY

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

   FISCAL PERIOD

   The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31. Interim periods also end on the Saturday closest to the calendar quarter end. Therefore 1997 was 53 weeks long and the 1996 and 1995 years were 52 weeks long. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

   REVENUE RECOGNITION

   The Company recognizes revenue from the sale of recreational vehicles (i) upon shipment or dealer/customer pick-up (most dealers finance their purchases under floor plan financing arrangements with banks or finance companies; for these sales, the financing is completed before the vehicles are shipped), or (ii) when the dealer has arranged floor plan financing for the vehicle and the vehicle is available for delivery but has been set aside and held at the request of the dealer, generally for a few days, until pick-up or delivery.

   ESTIMATES AND INDUSTRY FACTORS

   ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CONCENTRATION OF CREDIT RISK -The Company distributes its products through an independent dealer network for recreational vehicles. Sales to one customer were approximately 17%, 7% and 5% of net revenues for the fiscal years ended December 30, 1995, December 28, 1996 and January 3, 1998, respectively. Sales to a second customer were approximately 23%, 9% and 10% of net revenues for the fiscal years ended December 30, 1995, December 28,
   1996 and  January 3, 1998, respectively.   No other individual dealers
   represented over 10% of net revenues in any of the three years. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial results.

   Continued

                           MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

   Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 17), primarily for the Company's largest dealers. The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

   RELIANCE ON KEY SUPPLIERS - The Company's production strategy relies on certain key suppliers' ability to deliver subassemblies and component parts in time to meet manufacturing schedules. The Company has a variety of key suppliers, including Allison, Chevrolet, Cummins, Eaton, Ford and Freightliner. The Company does not have any long-term contracts with these suppliers or their distributors. Recently, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. The Company believes that its allocation is sufficient to enable the unit volume increases that are planned for models using that transmission and does not foresee any operating difficulties with respect to this issue. Nevertheless, in light of these dependencies, it is possible that failure of Allison or any of the other suppliers to meet the Company's future requirements for transmissions or other key components could have a material near-term impact on the Company's business, results of operations and financial condition.

   WARRANTY CLAIMS - Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year.

   INVENTORIES

   Inventories consist of raw materials, work-in-process and finished recreational vehicles and are stated at the lower of cost (first-in, first-out) or market. Cost of work-in-process and finished recreational vehicles includes material, labor and manufacturing overhead costs.

   PROPERTY AND EQUIPMENT

   Property and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization. Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction. Capitalized interest was $625,000 in 1995, $48,000 in 1996 and $643,000 in 1997. Maintenance and repairs are charged to expense as incurred. Replacements and renewals are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

   The cost of plant and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. Buildings are generally depreciated over 39 years and equipment is depreciated over 3 to 10 years. Leasehold improvements are amortized under the straight-line method based on the shorter of the lease periods or the estimated useful lives.


   Continued

                           MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

   GOODWILL AND DEBT ISSUANCE COSTS

   Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at January 3, 1998, the unamortized amount was $18.2 million. The goodwill arising from the acquisition of Holiday Rambler (as hereinafter defined) and Holiday World (as hereinafter defined) is being amortized on a straight-line basis over 20 years; at January 3, 1998, the unamortized amount was $2.3 million. At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

   Unamortized debt issuance costs of $1.8 million at December 28, 1996 and $1.4 million at January 3, 1998, arising from the Holiday Acquisition, are being amortized over the term of the loan.

   INCOME TAXES

   Deferred taxes are recognized based on the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense or benefit represents the change in deferred tax asset/liability balances. A valuation allowance is established for deferred tax assets when it is more likely than not that the deferred tax asset will not be realized.

   ADVERTISING COSTS

   The Company expenses advertising costs as incurred, except for prepaid show costs which are expensed when the event takes place.

   At December 28, 1996 and January 3, 1998, total advertising included in prepaid expenses was $51,000 and $106,000, respectively. During the fiscal year 1997, approximately $6.2 million ($1.5 million in 1995 and $5.5 million in 1996) of advertising costs were expensed.

   RESEARCH AND DEVELOPMENT COSTS

   Research and development costs are charged to expense as incurred and were $3.2 million for 1996 and $4.6 million for 1997. These costs were insignificant for 1995.


   Continued

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued:

   STOCK SPLIT

   On March 16, 1998 the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend on the Company's Common stock, payable April 16, 1998 to stockholders of record April 2, 1998. Share and per share amounts have not been restated for the stock split. If per share amounts had been restated, diluted earnings per share would have been $0.73, $0.84 and $1.59 for 1995, 1996 and 1997 respectively.

2. HOLIDAY ACQUISITION:

   On March 4, 1996, the Company acquired certain assets of the Holiday Rambler Recreational Vehicle Manufacturing Division ("Holiday Rambler") and certain assets of the Holiday World Retail Division ("Holiday World") of Harley-Davidson, Inc. ("Harley-Davidson"). The acquisition was accounted for as a purchase.

   The purchase price for Holiday Rambler and Holiday World was comprised of:


                                                               (IN THOUSANDS)
Cash, including transaction costs of $2.1 million, net of
  $836,000 received from Harley-Davidson                           $ 24,645
Preferred stock (Note 9)                                              2,599
Subordinated debt                                                    12,000
                                                                   --------
                                                                   $ 39,244
                                                                   --------
                                                                   --------


   The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at March 4, 1996, as follows:


                                                                (IN THOUSANDS)
Receivables                                                        $  9,536
Inventories                                                          61,269
Property and equipment                                               11,592
Prepaids and other assets                                                86
Assets held for sale                                                  7,100
Goodwill                                                              2,560
Notes payable                                                       (21,784)
Accounts payable                                                    (16,851)
Accrued liabilities                                                 (14,264)
                                                                   --------
                                                                   $ 39,244
                                                                   --------
                                                                   --------


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

                           MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2. HOLIDAY ACQUISITION, Continued:

   The ten acquired Holiday World retail store properties were classified as "assets held for sale". Seven of the stores were sold during 1996 at a gain of $1.4 million, which has been reflected as an adjustment of goodwill. One store was sold during the first quarter of 1997 at a loss of $399,000, which also has adjusted goodwill. The remaining two stores were sold for a gain of $539,000 in the third quarter which was recognized in the determination of net income for the period. The Company's results of operations and cash flows include Holiday World since March 4, 1996, as the operating activities of Holiday World are not clearly distinguishable from other continuing operations. Net sales of Holiday World stores subsequent to the purchase and included in the fiscal years ended December 28, 1996 and January 3, 1998 were $25.0 million and $6.8 million, respectively.

   The following unaudited pro forma information presents the consolidated results as if the acquisition had occurred at the beginning of the period and giving effect to the adjustments for the related interest on financing the purchase price, goodwill and depreciation. The pro forma information does not necessarily reflect results that would have occurred or is it necessarily indicative of future operating results.



                                                    (IN THOUSANDS, EXCEPT PER SHARE
                                                                  DATA)
                                                         1995           1996
                                                       ---------      ---------
Net sales                                              $ 441,850      $ 419,440
Net income (loss)                                         (5,376)         4,699

Diluted earnings (loss) per common share               $   (1.20)     $    1.01




3.  INVENTORIES:

    Inventories consist of the following:



                                                            (IN THOUSANDS)
                                                      December 28,     January 3,
                                                          1996            1998
                                                      ------------     ----------
Raw materials                                           $ 16,844       $ 20,826
Work-in-process                                           17,592         20,212
Finished units                                             3,998          4,383
Holiday World retail inventory                             8,496
                                                      ----------       --------
                                                        $ 46,930       $ 45,421
                                                      ----------       --------
                                                      ----------       --------


                          MONACO COACH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.  PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:


                                                           (IN THOUSANDS)
                                                      December 28,    January 3,
                                                         1996            1998
                                                      ------------    ----------
Land                                                     $ 5,440        $ 3,830
Buildings                                                 23,358         37,385
Equipment                                                  4,085          8,579
Furniture and fixtures                                     1,958          3,574
Vehicles                                                     748            746
Leasehold improvements                                       312            540
Construction in progress                                   5,542          6,320
                                                     -----------     ----------
                                                          41,443         60,974
Less accumulated depreciation and amortization             3,134          5,575
                                                     -----------     ----------
                                                        $ 38,309       $ 55,399
                                                     -----------     ----------
                                                     -----------     ----------


5. NOTES RECEIVABLE:

   The Company acquired notes receivable as consideration for the sale of certain Holiday World retail stores. The notes provide for the periodic collection of principal, with interest ranging from 8% to 10% and mature through September 2001. The outstanding balance at January 3, 1998 was $2.7 million, with $1.6 million expected to be collected in 1998.

6. ACCRUED EXPENSES AND OTHER LIABILITIES:


                                                              (IN THOUSANDS)
                                                      December 28,    January 3,
                                                          1996           1998
                                                      ------------    ----------
Payroll, vacation and related accruals                   $ 5,132        $ 6,393
Payroll and property taxes                                 1,424          1,241
Provision for warranty claims                              8,791          9,981
Provision for product liability claims                     4,507          5,259
Promotional and advertising                                  818            654
Other                                                      2,689          2,499
                                                      ----------     ----------
                                                         $23,361        $26,027
                                                      ----------     ----------
                                                      ----------     ----------


                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. SHORT-TERM BORROWINGS:

   In connection with the acquisition of Holiday Rambler and Holiday World on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at .375%. There were outstanding borrowings of $9.4 million at January 3, 1998 with an effective interest rate of 8.5%.

   The weighted average interest rate on the outstanding borrowings under the revolving line of credit was 9.5% and 9.6% for 1996 and 1997, respectively. Interest expense on the unused available portion of the line was $164,000 or 3.4% and $186,000 or 3.4% of weighted average outstanding borrowings for 1996 and 1997, respectively. The revolving line of credit expires March 1, 2001 and would be collateralized by all the assets in the event the Company is in default under the loan agreement. The agreement contains restrictive covenants as to EBITDA (earnings before interest, taxes, depreciation and amortization), interest coverage ratio, leverage ratio and capital expenditures.

8. LONG-TERM BORROWINGS:

   The Company obtained a term loan of $20 million primarily to finance the acquisition of Holiday Rambler and Holiday World on March 5, 1996, with interest payable monthly at various rates based on the Company's interest coverage ratio, expiring on March 1, 2001. The term loan requires quarterly principal payments and certain mandatory payments. At January 3, 1998, there were outstanding borrowings of $15.9 million, with $875,000 at an effective interest rate of 8.5% and $15 million at 7.47% under a LIBOR arrangement. The term loan would be collateralized by all the assets of the Company in the event the Company is in default under the loan agreement.
   The agreement contains restrictive covenants as to EBITDA, interest coverage ratio, leverage ratio and capital expenditures.

   The principal on the long-term debt is payable as follows:


                                                         (IN THOUSANDS)
   1998                                                     $ 4,375
   1999                                                       5,000
   2000                                                       4,250
   2001                                                       2,250
                                                            -------
                                                            $15,875
                                                            -------
                                                            -------

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. PREFERRED STOCK:

   The Company has authorized "blank check" preferred stock (1,900,000 shares authorized, $.01 par value) ("Preferred Stock"), which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of the Preferred Stock. There were no shares of Preferred Stock outstanding as of January 3, 1998.

   The Company had designated 100,000 shares of the original 2,000,000 shares authorized of Preferred Stock as Series A Convertible Preferred Stock ("Series A") at $.01 par value. The Company issued 65,217 shares of Series A in connection with the acquisition of Holiday Rambler and Holiday World. The outstanding shares of Series A were converted into 230,767 shares of Common Stock in conjunction with the Company's secondary public offering on June 23, 1997 (see note 18). 34,783 unissued shares of Series A remain authorized with none outstanding at January 3, 1998.

   The excess of redemption value over the carrying value of Series A was accreted by charges to retained earnings. For the years ended December 28, 1996 and January 3, 1998, the accretion charge was $84,000 and $317,000, respectively.

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. INCOME TAXES:

    The provision for income taxes for the years ended December 30, 1995, December 28, 1996 and January 3, 1998 is as follows:

                                                                     (IN THOUSANDS)
                                                           1995           1996           1997
                                                         --------       --------       --------
Current:
  Federal                                                 $2,382        $ 8,563        $ 7,349
  State                                                      464          1,998          1,637
                                                         --------       --------       --------
                                                           2,846         10,561          8,986
Deferred:
  Federal                                                    211         (5,245)          (136)
  State                                                       62         (1,154)           (31)
                                                         --------       --------       --------
Provision for income taxes                                $3,119        $ 4,162        $ 8,819
                                                         --------       --------       --------
                                                         --------       --------       --------


    The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company's effective income tax rate is as follows:



                                                                    (IN THOUSANDS)
                                                            1995           1996          1997
                                                          --------       --------      --------
Expected U.S. federal income taxes at
  statutory rates                                          $2,726         $3,525        $ 7,439
State and local income taxes, net of
  federal benefit                                             366            541          1,106
Other                                                          27             96            274
                                                          --------       --------      --------
                                                           $3,119         $4,162        $ 8,819
                                                          --------       --------      --------
                                                          --------       --------      --------


    Continued

                           MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. INCOME TAXES, Continued:

    The components of the current net deferred tax asset and long-term net deferred tax liability are:


                                                            (IN THOUSANDS)
                                                     December 28,     January 3,
                                                         1996            1998
                                                     ------------     ----------
Current deferred income tax assets:
  Warranty liability                                     $ 3,519        $ 3,994
  Product liability                                        1,802          2,228
  Other accruals                                           1,454          1,166
  Contingent dealer rebates                                  841            158
  Payroll and related                                        781            727
  Prepaid expenses                                          (119)           (51)
                                                     ------------     ----------

                                                         $ 8,278        $ 8,222
                                                     ------------     ----------
                                                     ------------     ----------

Long-term deferred income tax liabilities:
  Depreciation                                            $  189         $  979
  Amortization                                             2,598          1,585
                                                     ------------     ----------
                                                         $ 2,787        $ 2,564
                                                     ------------     ----------
                                                     ------------     ----------


    Management believes that the temporary differences which gave rise to the deferred income tax assets will be reversed in the foreseeable future and that the benefit thereof will be realized as a reduction in the provision for current income taxes.

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. EARNINGS PER SHARE:

    In 1997, the Company adopted Statement of Financial Accounting Standards
    (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement requires presentation of basic and diluted earnings per share. Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator. Earnings per share information for prior periods has been restated in accordance with this Statement. The weighted average number of common shares used in the computation of earnings per common share for the years ended December 30, 1995, December 28, 1996 and January 3, 1998 are as follows:

                                                          1995           1996          1997
                                                       ---------      ---------      ---------
BASIC
Issued and outstanding shares (weighted
  average)                                             4,407,327      4,422,187      4,997,287

EFFECT OF DILUTIVE SECURITIES
Stock options                                             66,056         53,098         95,233
Convertible preferred stock                                    0        189,505        106,136
                                                       ---------      ---------      ---------
DILUTED                                                4,473,383      4,664,790      5,198,656
                                                       ---------      ---------      ---------
                                                       ---------      ---------      ---------


12. LEASES:

   The Company leases administrative and production facilities under operating leases that expire in 2001 and has the option to renew the leases annually for the two subsequent years. Lease terms, upon renewal, will be adjusted for changes in the Consumer Price Index since the date of
   occupancy.   Total rental expense for the fiscal years ended December 30,
   1995, December 28, 1996 and January 3, 1998 related to operating leases amounted to approximately $375,000, $570,000 and $1.1 million, respectively.

   Approximate future minimum rental commitments under these leases at January 3, 1998 are summarized as follows:


          Fiscal Year                                  (IN THOUSANDS)
          -----------
             1998                                          $  649
             1999                                             431
             2000                                             355
             2001                                             322
             2002                                             212


                           MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. BONUS PLAN:

    The Company has a discretionary bonus plan for certain key employees. Bonus expense included in selling, general and administrative expenses for the years ended December 30, 1995, December 28, 1996 and January 3, 1998 was $1.1 million , $2.9 million and $4.3 million, respectively.

14. STOCK PURCHASE PLAN:

    The Company has an Employee Stock Purchase Plan (the "Purchase Plan") - 1993, a Nonemployee Director Stock Option Plan (the "Director Plan") - 1993, and an Incentive Stock Option Plan (the "Option Plan") - 1993:

    STOCK PURCHASE PLAN

    The Company's Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has reserved 135,000 shares of Common Stock for issuance under the Purchase Plan. During the years ended December 28, 1996 and January 3, 1998, 5,450 shares and 10,420 shares, respectively, were purchased under the Purchase Plan. The weighted-average fair value of purchase rights granted in 1996 and 1997 was $10.66 and $19.13, respectively. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

    DIRECTORS' OPTION PLAN

    The Board of Directors and the stockholders have authorized a total of 40,000 shares of common stock for issuance pursuant to the Director Plan, which is currently administered by the Board. Under the Director Plan, each non-employee director of the Company, other than directors affiliated with Liberty Partners, L.P. or Monaco Capital Partners, is entitled to participate. Each eligible director will receive a nonstatutory option to purchase 8,000 shares of the Company's Common Stock. In connection with the effective date of the initial public offering, the Company granted options to purchase 8,000 shares of Common Stock to a director. In addition, as of September 30, 1994, each eligible director was granted an additional nonstatutory option to purchase 1,600 shares of Common Stock on September 30 of each year if, on such date, they have served on the Board of Directors for at least six months. Unless terminated sooner, the Director Plan will terminate in 2003. The exercise price of each option granted under the Director Plan is equal to the fair market value of a share of the Company's Common Stock on the date of grant. The initial option granted to each eligible director has a ten-year term and vests ratably over five years. Subsequent options granted under the Plan vest at the end of five years. As of January 3, 1998, no options have been exercised, and options to purchase 22,400 shares of Common Stock were outstanding.

    Continued

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14. STOCK PURCHASE PLAN, Continued:

    OPTION PLAN

    The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant to employees and consultants of the Company of nonstatutory stock options. A total of 525,000 shares of Common Stock have been reserved for issuance under the Option Plan. As of January 3, 1998, options to purchase 201,201 shares of Common Stock were outstanding. These options vest ratably over five years commencing with the date of grant.

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

    Transactions involving the Director Plan and the Option Plan are summarized as follows:




                                                                1995                  1996                   1997
                                                          -----------------     ------------------      -----------------
                                                                   Weighted-              Weighted-              Weighted-
                                                                    Average                Average                Average
                                                                   Exercise               Exercise               Exercise
                                                          Shares     Price      Shares      Price       Shares     Price
                                                          ------    -------     ------     -------      ------    -------
Outstanding at
beginning of year                                        141,884    $  7.36    179,249    $   9.68     198,996     $11.27
  Granted                                                 46,600      16.06     56,000       13.97      67,925      18.23
  Exercised                                               (6,935)      3.35    (14,128)       3.35     (24,845)      8.18
  Forfeited                                               (2,300)     14.92    (22,125)      10.26     (18,475)     14.27
                                                        --------              --------                --------
Outstanding at end of year                               179,249    $  9.68    198,996    $  11.27     223,601     $13.48
                                                        --------              --------                --------
                                                        --------              --------                --------

    The following table summarizes information about all stock options outstanding at January 3, 1998:


                              Options Outstanding                      Options Exercisable
                 -------------------------------------------         -----------------------
                  Number of        Weighted-                          Number of
                 Outstanding        Average        Weighted-         Exercisable   Weighted-
 Range of            at            Remaining        Average              at         Average
 Exercise         January 3,      Contractual      Exercise           January 3,   Exercise
  Prices            1998             Life            Price              1998        Price
 --------        -----------      -----------      ---------         -----------   ---------
$ 3.35             47,346             5.2           $  3.35            31,614      $  3.35
$11.50 - 15.77     84,275             6.6             14.07            29,725        14.05
$16.00 - 19.66     82,380             7.8             17.34            11,080        16.29
$23.63 - 25.50      9,600             9.6             25.19                 0          --
               ----------                                           ---------
                  223,601                                              72,419
               ----------                                           ---------
               ----------                                           ---------

   Continued

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14. STOCK PURCHASE PLAN, Continued:

    The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and thus no compensation cost has been recognized for the Director Plan, the Option Plan or the Purchase Plan. Had compensation cost for the three stock-based compensation plans been determined based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            1995           1996          1997
                                                          --------       --------      --------
Net income - as reported                                  $ 4,898        $ 5,909       $ 12,436
Net income - pro forma                                      4,824          5,752         12,158

Diluted earnings per share - as reported                  $  1.09        $  1.27       $   2.39
Diluted earnings per share - pro forma                       1.08           1.23           2.34


    The pro forma effect on net income for 1995, 1996 and 1997 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       1995           1996           1997
                                     --------       --------       --------
Risk-free interest rate                7.20%          6.33%          6.14%
Expected life (in years)               7.50           7.50           6.16
Expected volatility                   60.60%         60.60%         56.07%
Expected dividend yield                0.00%          0.00%          0.00%


15. 401(K) DEFINED CONTRIBUTION PLAN:

    The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees. The plan has a one-quarter match of
    participants' contributions up to 4% of compensation.   In addition,
    contributions may be made at the discretion of the Company's Board of Directors and are allocated ratably based on each participant's compensation to total compensation. Participants may make salary deferral contributions up to the lesser of 16% of their regular monthly compensation or the statutory limit. Company contributions to the plan totaled $439,000 in 1997 ($49,000 in 1995 and $370,000 in 1996).

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The fair value of the Company's financial instruments are presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

    LONG-TERM RECEIVABLES - The estimated fair value approximates the carrying value of $1.7 million and $2.7 million at December 28, 1996 and January 3, 1998, respectively.

    LONG-TERM BORROWINGS - The estimated fair values of long-term borrowings were determined by discounting estimated future cash flows using the Company's incremental borrowing rate. Based on this calculation, the estimated fair value approximates the carrying value of $18.5 million and $15.9 million at December 28, 1996 and January 3, 1998, respectively.

    SHORT-TERM BORROWINGS - The carrying amount outstanding against the revolving line of credit is $3.8 million and $9.4 million at December 28, 1996 and January 3, 1998, respectively, which approximates the estimated fair value. The carrying amount on other outstanding short-term loans of $6.2 million at December 28, 1996 also approximated market.

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

    The Company does not anticipate any significant losses will be incurred under these agreements. No significant charges were incurred during the years ended December 30, 1995, December 28, 1996 or January 3, 1998. The approximate amount subject to contingent repurchase obligations arising from these agreements at January 3, 1998 is $141.5 million. If the Company were obligated to repurchase a significant number of recreational vehicles in the future, losses and reduction in new recreational vehicle sales could result.

    Continued

                           MONACO COACH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17. COMMITMENTS AND CONTINGENCIES, Continued:

    OBLIGATION TO PURCHASE CONSIGNED INVENTORIES

    The Company obtains vehicle chassis for certain of its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. Chassis inventory, accounted for as consigned inventory, was approximated $3.0 million at December 28, 1996 and $2.0 million at January 3, 1998.

    WARRANTY AND PRODUCT LIABILITY

    The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company has from time to time been subject to product liability claims. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The terms of the policy contain a self-insured retention amount per occurrence and an annual aggregate "stop loss" amount. In addition, the Company has obtained excess umbrella policies. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a materially adverse effect on the Company's business, results of operations and financial condition.

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

    OTHER COMMITMENTS

    In 1997, the Company began construction of a new paint facility in Indiana. The new facility is expected to be completed in 1998 at a total estimated cost of $8.6 million. At January 3, 1998, the Company had incurred approximately $5.8 million in expenditures related to construction in progress on the facility.

18. STOCK OFFERING

    On June 23, 1997, the Company completed a secondary public offering of 800,000 new shares of its common stock. In connection with the offering, 65,217 shares of preferred stock were converted into 230,767 shares of common stock. The fair value of these shares at the conversion date was $5.1 million, based upon the closing price of the Common Stock on June 23, 1997 as reported on the Nasdaq National Market. The net proceeds of $15.4 million received by the Company were used to reduce amounts outstanding under short-term borrowings with the remainder being added to working capital.

19. QUARTERLY RESULTS (UNAUDITED):


                                                             1st            2nd            3rd            4th
YEAR ENDED DECEMBER 28, 1996(a)                          Quarter        Quarter        Quarter        Quarter
                                                     ---------------------------------------------------------
(In thousands, except per share data)
Net sales                                               $ 61,964      $ 106,729      $ 102,065       $ 94,880
Gross profit                                               6,727         12,408         14,944         13,650
Operating income                                           1,930          2,934          4,109          4,768
Net income                                                   634            891          1,957          2,427
Net income attributable to common stock                      634            828          1,894          2,394
                                                     ---------------------------------------------------------
Earnings per common share:
   Basic                                                $   0.14      $    0.19      $    0.43       $   0.54
   Diluted                                              $   0.14      $    0.19      $    0.42       $   0.51
                                                     ---------------------------------------------------------
--------------------------------------------------------------------------------------------------------------



                                                             1st            2nd            3rd            4th
YEAR ENDED JANUARY 3, 1996                               Quarter        Quarter        Quarter        Quarter
                                                     ---------------------------------------------------------
(In thousands, except per share data)
Net sales                                              $ 109,024      $ 105,981      $ 105,796      $ 121,094
Gross profit                                              15,034         14,329         14,084         16,081
Operating income                                           5,391          5,341          5,361          6,534
Net income                                                 2,697          2,816          3,159          3,764
Net income attributable to common stock                    2,672          2,524          3,159          3,764
                                                     ---------------------------------------------------------
Earnings per common share:
   Basic                                               $    0.60      $    0.55      $    0.58      $    0.68
   Diluted                                             $    0.57      $    0.55      $    0.56      $    0.67
                                                     ---------------------------------------------------------


(a) Includes results of operations of Holiday Rambler and Holiday World after March 4, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this Item regarding directors and executive officers set forth under the captions "Proposal 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Registrant's definitive Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item regarding compensation of the Registrant's directors and executive officers set forth under the captions "Proposal 1 - Election of Directors - Compensation of Directors" and "Additional Information - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item regarding beneficial ownership of the Registrant's Common Stock by certain beneficial owners and management of the Registrant set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item regarding certain relationships and related transactions with management set forth under the caption "Additional Information - Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report on Form 10-K:

     1. FINANCIAL STATEMENTS. The Consolidated Financial Statements of Monaco Coach Corporation and the Report of Independent Accountants are filed in Item 8 within this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Monaco Coach Corporation for the fiscal year ended December 30, 1995, December 28, 1996 and January 3, 1998 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Monaco Coach Corporation.



          Schedule                                            Page
          --------                                            ----
             II        Valuation and Qualifying Accounts       50


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

2.2(1) First Amendment to Asset Purchase Agreement dated March 5, 1993 between the Registrant, Warrick Industries, Inc., William L. Warrick, Arlen J. Paul, Kay L. Toolson, Jay M. DeVoss and James A. Krider.

2.3(1) Assumption Agreement dated March 5, 1993 between the Registrant and Warrick Industries, Inc.

2.4(1) Letter Agreement dated August 10, 1993 between the Registrant, Warrick Industries, Inc., William L. Warrick, Arlen J. Paul, Jay M. DeVoss, James A. Krider and Kay L. Toolson.

2.5(2) Asset Purchase Agreement dated as of January 21, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and the Registrant (the "HR Asset Purchase Agreement").

2.6(2) Amendment No. 1 to the HR Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and the Registrant.

2.7(2) Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Holding Corp., Holiday World, Inc., a California corporation, Holiday World, Inc., a Texas corporation, Holiday World, Inc., a Florida corporation, Holiday World, Inc., an Oregon corporation, Holiday World, Inc., an Indiana corporation, Holiday World, Inc., a Washington corporation, Holiday World, Inc., a New Mexico corporation, the Registrant and MCC Acquisition Corporation.

2.8(2) Subordinated Promissory Note, dated as of March 4, 1996, issued to Holiday Holding Corp. by MCC Acquisition Corporation.

3.1(3)    Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)    Bylaws of Registrant, as amended to date.

3.3(2) Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred Stock of the Registrant.

10.1(1) Form of Indemnification Agreement for directors and executive officers.

10.2(1)+ 1993 Incentive Stock Option Plan and form of option agreement thereunder.

10.3(1)+  1993 Director Option Plan.

10.4(1)+ 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.

10.5(1) Amended and Restated Management Agreement dated August 10, 1993 between the Registrant and Cariad Capital, Inc.

10.6(1) Registration Agreement dated March 5, 1993 between the Registrant, Liberty Investment Partners, II and SBA.

10.7(1) Registration Agreement dated March 5, 1993 among the Registrant, Monaco Capital Partners, Tucker Anthony Holding Corporation and certain other stockholders of the Registrant.

10.8(2) Credit Agreement dated as of March 5, 1996 among BT Commercial Corporation, Deutsche Financial Services Corporation, Nationsbank of Texas, N.A., LaSalle National Bank and Monaco Coach Corporation.

10.9(2) Registration Rights Agreement dated as of March 4, 1996 among Holiday Rambler LLC and Monaco Coach Corporation.

10.10(4) Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to 3 State Road 19, Wakarusa, Indiana 46573.

10.11(4) Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to 5 State Road 19, Wakarusa, Indiana 46573.

10.12(4) Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to 6 State Road 19, Wakarusa, Indiana 46573.

10.13(4) Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to 7 State Road 19, Wakarusa, Indiana 46573.

10.14(4) Agreement of Lease dated March 4, 1996 pertaining to 8 State Road 19, Wakarusa, Indiana 46573.

10.15(4) Form of Lease dated April 1, 1997 pertaining to 5280 High Banks Road, Springfield, Oregon.

10.16(4) Lease Agreement dated April 1, 1995 pertaining to 1330 Wade Drive, Elkhart, Indiana.

11.1 Computation of earnings per share (see Note 11 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1      Subsidiaries of Registrant.

23.1      Consent of Independent Accountants.

24.1      Power of Attorney (included on the signature pages hereof).

27        Financial Data Schedule (see page 51).


------
(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-67374) declared effective on September 23, 1993.

(2) Incorporated by reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits," of the Company's Current Report on Form 8-K dated March 4, 1996.

(3) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits, Financial Statement Schedules, and Reports on Form-8-K," of the Company's Form 10-K Annual Report for the year ended January 1, 1994.

(4) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-2 (File No. 333-23591) declared effective on June 17, 1997.

+         The item listed is a compensatory plan.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 3, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


     April 3, 1998                     MONACO COACH CORPORATION

                                       By: /s/ Kay L. Toolson
                                          -----------------------------
                                               Kay L. Toolson
                                               Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:


              Signature                  Title                                                      Date
-----------------------------------------------------------------------------------------------------------------
/s/ Kay L. Toolson        Chairman of the Board and Chief Executive
-----------------------   Officer (Principal Executive Officer)                               April 3, 1998
(Kay L. Toolson)

/s/ John W. Nepute        Vice President of Finance and Chief Financial
-----------------------   Officer (Principal Financial and Accounting                         April 3, 1998
(John W. Nepute)          Officer)

/s/ Michael J. Kluger     Director                                                            April 3, 1998
-----------------------
(Michael J. Kluger)

/s/ Lee A. Posey          Director                                                            April 3, 1998
-----------------------
(Lee A. Posey)

/s/ Carl E. Ring, Jr.     Director                                                            April 3, 1998
-----------------------
(Carl E. Ring, Jr.)

/s/ Richard A. Rouse      Director                                                            April 3, 1998
-----------------------
(Richard A. Rouse)

/s/ Roger A. Vandenberg   Director                                                            April 3, 1998
-----------------------
(Roger A. Vandenberg)


                           MONACO COACH CORPORATION

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)


                                                                       Liability
                                                        Balance at     Assumed as      Charge                        Balance at
                                                        Beginning    as part of the      to            Claims          End of
Description                                             of Period      Acquisition     Expense          Paid           Period
-----------                                             ----------   --------------    -------         ------        ----------
Fiscal year ended December 30, 1995:
    Reserve for warranty and other claims..............    $  765                      $  3,245       $  2,873         $1,137(1)
                                                           ------                      --------       --------         ------
                                                           ------                      --------       --------         ------
Fiscal year ended December 28, 1996:
    Reserve for warranty...............................    $1,037         $6,593       $  7,126       $  5,965         $8,791
                                                           ------         ------       --------       --------         ------
                                                           ------         ------       --------       --------         ------

    Reserve for Product Liability......................    $  100         $1,760       $  3,404       $    757         $4,507
                                                           ------         ------       --------       --------         ------
                                                           ------         ------       --------       --------         ------
Fiscal year ended January 3, 1998:

    Reserve for warranty...............................    $8,791                      $ 14,697       $ 13,507         $9,981
                                                           ------                      --------       --------         ------
                                                           ------                      --------       --------         ------

    Reserve for Product Liability......................    $4,507                      $  3,929       $  3,177         $5,259
                                                           ------                      --------       --------         ------
                                                           ------                      --------       --------         ------

-------------------------------------------
(1) Includes warranty and product liability.


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

     Our report on the consolidated financial statements of Monaco Coach Corporation is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 50 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                       /s/  Coopers & Lybrand L.L.P.


Eugene, Oregon
January 30, 1998, except for stock split information in Note 1, as to which the date is March 16, 1998.

                                  EXHIBIT INDEX

 Exhibit
  No.                                Exhibit
---------  --------------------------------------------------------------------
2.1(1)     Asset Purchase Agreement dated February 4, 1993 between the
           Registrant, Warrick Industries, Inc., William L. Warrick, Arlen J.
           Paul, Kay L. Toolson, Jay M. DeVoss and James A. Krider.

2.2(1) First Amendment to Asset Purchase Agreement dated March 5, 1993 between the Registrant, Warrick Industries, Inc., William L. Warrick,
           Arlen J. Paul, Kay L. Toolson, Jay M. DeVoss and James A. Krider.

2.3(1)     Assumption Agreement dated March 5, 1993 between the Registrant and
           Warrick Industries, Inc.

2.4(1)     Letter Agreement dated August 10, 1993 between the Registrant,
           Warrick Industries, Inc., William L. Warrick, Arlen J. Paul, Jay M.
           DeVoss, James A. Krider and Kay L. Toolson.

2.5(2)     Asset Purchase Agreement dated as of January 21, 1996 among Harley-
           Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and the Registrant (the "HR Asset Purchase Agreement").

2.6(2)     Amendment No. 1 to the HR Asset Purchase Agreement dated as of March
           4, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road
           Properties L.P., and the Registrant.

2.7(2)     Asset Purchase Agreement dated as of March 4, 1996 among Harley-
           Davidson, Inc., Holiday Holding Corp., Holiday World, Inc., a
           California corporation, Holiday World, Inc., a Texas corporation,
           Holiday World, Inc., a Florida corporation, Holiday World, Inc., an
           Oregon corporation, Holiday World, Inc., an Indiana corporation,
           Holiday World, Inc., a Washington corporation, Holiday World, Inc., a
           New Mexico corporation, the Registrant and MCC Acquisition Corporation.

2.8(2)     Subordinated Promissory Note, dated as of March 4, 1996, issued to
           Holiday Holding Corp. by MCC Acquisition Corporation.

3.1(3)     Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)     Bylaws of Registrant, as amended to date.

3.3(2)     Certificate of Designations of Rights, Preferences and Privileges of
           Series A Convertible Preferred Stock of the Registrant.

10.1(1) Form of Indemnification Agreement for directors and executive officers.

10.2(1)+ 1993 Incentive Stock Option Plan and form of option agreement thereunder.

10.3(1)+   1993 Director Option Plan.

10.4(1)+ 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.

10.5(1) Amended and Restated Management Agreement dated August 10, 1993 between the Registrant and Cariad Capital, Inc.

10.6(1)    Registration Agreement dated March 5, 1993 between the Registrant,
           Liberty Investment Partners, II and SBA.

10.7(1)    Registration Agreement dated March 5, 1993 among the Registrant,
           Monaco Capital Partners, Tucker Anthony Holding Corporation and certain other stockholders of the Registrant.

10.8(2)    Credit Agreement dated as of March 5, 1996 among BT Commercial
           Corporation, Deutsche Financial Services Corporation, Nationsbank of
           Texas, N.A., LaSalle National Bank and Monaco Coach Corporation.

10.9(2)    Registration Rights Agreement dated as of March 4, 1996 among Holiday
           Rambler LLC and Monaco Coach Corporation.

10.10(4) Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to 3 State Road 19, Wakarusa, Indiana
           46573.

10.11(4) Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to 5 State Road 19, Wakarusa, Indiana
           46573.

10.12(4) Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to 6 State Road 19, Wakarusa, Indiana
           46573.

10.13(4) Agreement of Lease dated March 4, 1996, with First Amendment dated as of March 4, 1996, pertaining to 7 State Road 19, Wakarusa, Indiana
           46573.

10.14(4)   Agreement of Lease dated March 4, 1996 pertaining to 8 State Road 19,
           Wakarusa, Indiana 46573.

10.15(4)   Form of Lease dated April 1, 1997 pertaining to 5280 High Banks Road,
           Springfield, Oregon.

10.16(4)   Lease Agreement dated April 1, 1995 pertaining to 1330 Wade Drive,
           Elkhart, Indiana.

11.1 Computation of earnings per share (see Note 11 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1       Subsidiaries of Registrant.

23.1       Consent of Independent Accountants.

24.1       Power of Attorney (included on the signature pages hereof).

27         Financial Data Schedule

------------

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

(4) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-2 (File No. 333-23591) declared effective on June 17, 1997.

+  The item listed is a compensatory plan.