Form 10-Q
period 1998-04-04
MONACO COACH CORP /DE/
filed 1998-05-19
CIK 910619

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


                                     FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  April 4, 1998
                       -------------
                                         or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the period from              to
                    ------------    ------------

Commission File Number:  0-22256
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

YES  X              NO
   --------           --------

     The number of shares outstanding of common stock, $.01 par value, as of April 4, 1998: 8,264,710

                              MONACO COACH CORPORATION

                                     FORM 10-Q

                                  APRIL  4, 1998

                                       INDEX





                                                                        Page
                                                                      Reference
                                                                      ---------
PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1.  FINANCIAL STATEMENTS.

    Condensed Consolidated Balance Sheets as of                            4
          January 3, 1998 and  April 4, 1998.

    Condensed Consolidated Statements of Income                            5
         for the quarter ended March 29, 1997 and
         April 4, 1998.

    Condensed Consolidated Statements of Cash                              6
         Flows for the quarter ended March 29, 1997
         and April 4, 1998.

    Notes to Condensed Consolidated Financial Statements.               7 - 8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.                       9 - 14

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.    14


PART II - OTHER INFORMATION
---------------------------

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                              15

  SIGNATURES                                                              16

                            PART I - FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                              MONACO COACH CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED: DOLLARS IN THOUSANDS)



                                                             JANUARY 3,           APRIL 4,
                                                               1998                 1998
                                                            ----------          ----------
ASSETS
Current assets:
   Trade receivables                                        $  25,309          $    38,986
   Inventories                                                 45,421               50,990
   Prepaid expenses                                               928                  416
   Deferred tax assets                                          8,222                9,013
   Notes receivable                                             1,552                  802
                                                            ----------         -----------
            Total current assets                               81,432              100,207

Notes receivable                                                1,125                  843
Property, plant and equipment, net                             55,399               58,119
Debt issuance costs, net of accumulated amortization
     of $755 and $862, respectively                             1,358                1,251
Goodwill, net of accumulated amortization of $2,739
     and $2,904, respectively                                  20,518               20,353
                                                            ----------         -----------
            Total assets                                    $ 159,832          $   180,773
                                                            ----------         -----------
                                                            ----------         -----------

LIABILITIES
Current liabilities:
   Book overdraft                                           $   6,762          $     8,165
   Short-term borrowings                                        9,353                6,557
   Current portion of long-term note payable                    4,375                5,000
   Accounts payable                                            23,498               37,954
   Income taxes payable                                         1,005                3,737
   Accrued expenses and other liabilities                      26,027               27,337
                                                            ----------         -----------
            Total current liabilities                          71,020               88,750


Note payable, less current portion                             11,500               10,250
Deferred tax liability                                          2,564                2,651
                                                            ----------         -----------
                                                               85,084              101,651
                                                            ----------         -----------

Commitments and contingencies (Note 8)


STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares
     authorized, 8,244,703 and 8,264,710 issued
     and outstanding respectively                                  55                   83
Additional paid-in capital                                     44,241               44,391
Retained earnings                                              30,452               34,648
                                                            ----------         -----------
            Total stockholders' equity                         74,748               79,122
                                                            ----------         -----------
            Total liabilities and stockholders' equity      $ 159,832          $   180,773
                                                            ----------         -----------
                                                            ----------         -----------


See accompanying notes.

                               MONACO COACH CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                        QUARTER ENDED
                                                  -------------------------
                                                   MARCH 29,      APRIL 4,
                                                     1997           1998
                                                  ----------    ----------
Net sales                                         $  109,024    $  137,169
Cost of sales                                         93,990       118,822
                                                  ----------    ----------
            Gross profit                              15,034        18,347

Selling, general and administrative expenses           9,484        10,564
Amortization of goodwill                                 159           165
                                                  ----------    ----------
            Operating income                           5,391         7,618

Other expense (income), net                              (39)          (55)
Interest expense                                         821           502
                                                  ----------    ----------
            Income before income taxes                 4,609         7,171

Provision for income taxes                             1,912         2,975
                                                  ----------    ----------
            Net income                                 2,697         4,196

Accretion of redeemable preferred stock                  (25)
                                                  ----------    ----------
            Net income attributable to
                 common stock                     $    2,672    $    4,196
                                                  ----------    ----------
                                                  ----------    ----------

Earnings per common share:
            Basic                                     $.40          $.51
            Diluted                                   $.38          $.50

Weighted average common shares outstanding:
            Basic                                  6,653,554     8,253,928
            Diluted                                7,120,954     8,456,000




See accompanying notes.

                               MONACO COACH CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED: DOLLARS IN THOUSANDS)




                                                                        QUARTER ENDED
                                                                 -------------------------
                                                                  MARCH 29,       APRIL 3,
                                                                     1997           1998
                                                                 ----------     ----------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                    $    2,697     $    4,196
   Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
      Depreciation and amortization                                     786          1,109
      Deferred income taxes                                              84           (704)
      Changes in working capital accounts:
         Trade receivables                                          (12,735)       (13,677)
         Inventories                                                   (611)        (5,569)
         Prepaid expenses                                               811            512
         Accounts payable                                             4,104         14,456
         Accrued expenses and other current liabilities               1,957          1,310
         Income taxes payable                                        (3,876)         2,732
                                                                 ----------     ----------
            Net cash provided by operating activities                (6,783)         4,365
                                                                 ----------     ----------
Cash flows from investing activities:
   Additions to property, plant and equipment                        (3,780)        (3,557)
   Proceeds from sale of retail stores, collections on notes
      receivable, net of closing costs                                  206          1,032
                                                                 ----------     ----------
            Net cash (used) in investing activities                  (3,574)        (2,525)
                                                                 ----------     ----------
Cash flows from financing activities:
   Book overdraft                                                     3,695          1,403
   Borrowings (payments) on lines of credit, net                      7,483         (2,796)
   Borrowings (payments) on floor financing, net                       (468)
   Payments on long-term notes payable                                 (375)          (625)
   Issuance of common stock                                              22            178
                                                                 ----------     ----------
            Net cash provided (used) by financing activities         10,357         (1,840)
                                                                 ----------     ----------
Net increase in cash                                                      0              0
Cash at beginning of period                                               0              0
                                                                 ----------     ----------
Cash at end of period                                            $        0     $        0
                                                                 ----------     ----------
                                                                 ----------     ----------


SUPPLEMENTAL DISCLOSURE

    Amount of capitalized interest                               $      146     $       44





See accompanying notes.

                               MONACO COACH CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 3, 1998 and April 4, 1998, and the results of operations for the quarters ended March 29, 1997 and April 4, 1998, and cash flows of the Company for the quarters ended March 29, 1997 and April 4, 1998. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 3, 1998 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 3, 1998.

     On March 16, 1998 the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend on the Company's common stock, payable April 16, 1998 to stockholders of record April 2, 1998. All share and per share data, as appropriate, reflect this split. The effect of the split is presented within stockholders' equity at April 4, 1998 by transferring the par value for the additional shares issued of $27,549 from the additional paid-in capital account to the common stock account.

2.    INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:


                                                            (IN THOUSANDS)
                                                       JANUARY 3,     APRIL 4,
                                                          1998         1998
                                                      ----------     ----------
     Raw materials                                    $   20,826     $   20,663
     Work-in-process                                      20,212         23,420
     Finished units                                        4,383          6,907
                                                      ----------     ----------
                                                      $   45,421     $   50,990
                                                      ----------     ----------
                                                      ----------     ----------

3.   GOODWILL

     Goodwill, which represents the excess of the cost of acquisition over the fair value of net assets acquired, is being amortized on a straight-line basis over 20 and 40 years. Management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

4.   SHORT-TERM BORROWINGS

     The Company has a bank line of credit consisting, in part, of a revolving line of credit of up to $45.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. Outstanding borrowings under the line of credit were $6.6 million at April 4, 1998. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company.

5.   LONG-TERM BORROWINGS

     The Company has a term loan of $15.3 million outstanding as of April 4, 1998. The term loan bears interest at various rates based on the Company's interest coverage ratio, and expires on March 1, 2001. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company.

6.   EARNINGS PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", and has disclosed per share information in accordance with those standards. Basic earnings per common share is based on the weighted average number of shares outstanding during the period and net income attributable to common stock. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, and net income. The weighted average number of common shares used in the computation of earnings per common share are as follows:


                                                       MARCH 29,       APRIL 4,
                                                          1997          1998
                                                      ----------     ----------
     BASIC
     Issued and outstanding shares (weighted average)  6,653,554      8,253,928

     EFFECT OF DILUTIVE SECURITIES
     Stock Options                                       121,098        202,072
     Convertible preferred stock                         346,302
                                                      ----------     ----------
     DILUTED                                           7,120,954      8,456,000
                                                      ----------     ----------
                                                      ----------     ----------


7.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components of revenues, expenses, gains, and losses; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. The Company has adopted the requirements of these statements for the first quarter of 1998.

8.   COMMITMENTS AND CONTINGENCIES

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

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables"). The Company's product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the "Monaco", "Holiday Rambler", and "McKenzie Towables" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $900,000 for motor coaches and from $15,000 to $70,000 for towables.

Prior to March, 1996, the Company's product line consisted exclusively of High-Line Class A motor coaches (units with retail prices above $120,000). On March 4, 1996, the Company acquired Holiday Rambler, a manufacturer of a full line of towable products and mid to upper priced motor coaches. The acquisition of Holiday Rambler (the "Holiday Acquisition") more than doubled the Company's net sales, significantly broadened the range of products the Company offered (including the Company's first offerings of towables and entry-level to midrange motor coaches) and significantly lowered the price threshold for first-time buyers of the Company's products, making them affordable for a significantly larger base of potential customers. The acquired operations were incorporated into the Company's consolidated financial statements from March 4, 1996.

RESULTS OF OPERATIONS

QUARTER  ENDED APRIL 4, 1998 COMPARED TO QUARTER ENDED MARCH 29, 1997

First quarter net sales increased 25.8% to $137.2 million compared to $109.0 million for the same period last year. Motorized gross sales dollars were up 35.3% reflecting strong demand for the Company's motorized products combined with expanded motorized production capacity that became available in Wakarusa, Indiana last year. The Company's gross towable sales were off 4.6% as slow retail sales of the Company's towable products led to reduced towable sales to dealers in the first quarter. The Company's overall unit sales increased 10.5% in the first quarter of 1998 (excluding 98 units in 1997 that were sold by the Company's Holiday World retail dealerships that were either previously owned or not Holiday Rambler units). Reflecting the stronger performance on the motorized side of the Company's product offering, the Company's average unit selling price increased in the first quarter of 1998 to $84,000 from $72,000 in
the first quarter of 1997.   Due to the inclusion of Holiday Rambler's generally
lower priced products and the Company's expected introduction of new, less expensive gasoline motor coach models later this year, the Company expects its overall average selling price to remain less than $100,000.

Gross profit for the first quarter of 1998 increased to $18.3 million, up $3.3 million from $15.0 million in 1997, and gross margin decreased to 13.4% in 1998 from 13.8% in 1997. Gross margin in 1998 was dampened by lower gross margins in the three towable plants due to lower production volumes in those plants. The Company plans to consolidate its two Indiana-based towable plants into one facility that the Company owns in Elkhart, Indiana. This will eliminate the need for leased facilities currently being occupied in Wakarusa, Indiana. The Company expects to complete this consolidation by the end of the third quarter of 1998.

Selling, general, and administrative expenses increased by $1.1 million to $10.6 million in the first quarter of 1998 but decreased as a percentage of sales from 8.7% in 1997 to 7.7% in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level as well as savings derived from consolidation of Indiana-based office staff into recently completed office space built in conjunction with the expansion of production facilities in Wakarusa, Indiana.

Amortization of goodwill was $165,000 in the first quarter of 1998 compared to $159,000 in the same period of 1997.

Operating income was $7.6 million in the first quarter of 1998, a 41.3% increase over the $5.4 million in the similar 1997 period. The Company's improvement in selling, general, and administrative expense as a percentage of sales was greater than the decline in the Company's gross margin, resulting in an improvement in operating margin to 5.6% in the first quarter of 1998 compared to 4.9% in the first quarter of 1997.

Net interest expense was $502,000 in the first quarter of 1998 compared to $821,000 in the comparable 1997 period. The Company capitalized $44,000 of interest expense in 1998 relating to the construction in progress in Indiana for the recently completed paint facility and capitalized $146,000 of interest in 1997 related to the construction in progress for the new manufacturing facility in Wakarusa, Indiana. The Company's interest expense included $153,000 in 1997 related to floor plan financing at the retail stores. Additionally, first quarter interest expense in both years included $103,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period.

The Company reported a provision for income taxes of $3.0 million in the first quarter of 1998 compared to $1.9 million for the comparable 1997 period. Both periods reflect an effective tax rate of 41.5%.

Net income increased by $1.5 million, or 55.6%, from $2.7 million in the first quarter of 1997 to $4.2 million in 1998 due to the increase in sales combined with an increase in operating margin and a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first three months of 1998, the Company had cash flow of $4.4 million from operating activities. The Company generated $5.3 million from net income and non-cash expenses such as depreciation and amortization. This amount was reduced by increases in the levels of accounts receivable and inventory, caused by a large volume of end of the quarter shipments and increased production levels in the Coburg and Wakarusa motorized plants, which more than offset increases in accounts payable and other accrued liabilities.

 The Company has credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million (the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001.
The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30 of each year of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year (no defined excess cash flow existed for the year ended January 3, 1998); and
(ii) a payment within two days of the sale of any Holiday World dealership, of the net cash proceeds received by the Company from such sale. While the Company has sold all of the Holiday World dealerships, as of April 4, 1998, the Company was still holding $1.6 million in notes receivable relating to the sales of the stores which will fall under provision (ii) when payment is received.
At April 4, 1998, the balance on the Term Loan was $15.3 million with $14 million at an effective interest rate of 7.16% and $1.3 million at 8.50%. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of April 4, 1998, $6.6 million was outstanding under the Revolving Loans, with an effective interest rate of 8.50%. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, a book overdraft arises from the outstanding checks of the Company. These book overdraft accounts are combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At April 4, 1998, the Company had working capital of approximately $11.4 million, an increase of $1 million from working capital of $10.4 million at January 3, 1998. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months. The Company's capital expenditures were $3.6 million in the first quarter of 1998, primarily for the completion of the new Indiana paint facility. The Company anticipates that capital expenditures for all of 1998 will total approximately $7.0 million. The Company's capital expenditures are expected to be for computer system upgrades and various smaller-scale plant expansion or remodeling projects as well as normal replacement of outdated or worn-out equipment. The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers, including the Holiday World dealerships, utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At April 4, 1998, approximately $145.7 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 11.6% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.


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

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $145.7 million as of April 4, 1998, with approximately 11.6% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 8 of Notes to the Company's Condensed Consolidated Financial Statements.

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

DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis for certain of its Holiday Rambler products (Chevrolet, Ford and Freightliner). The Company has no long term supply contracts with these suppliers or their distributors. Recently, Allison, put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. The Company believes that its allocation is sufficient to enable the unit volume increases that are planned for models using that transmission and does not foresee any operating difficulties with respect to this issue. Nevertheless, there can be no assurance that Allison or any of the other suppliers will be able to meet the Company's future requirements for transmissions or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

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

IMPACT OF THE YEAR 2000 ISSUE The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The Company is currently in the process of implementing "Year 2000 compliant" software and hardware to upgrade the Company's management information systems at all its locations. The Company spent approximately $700,000 on the implementation in 1997 and expects to spend approximately $500,000 in 1998 to complete these upgrades.

The Company has also begun evaluating significant suppliers, financial institutions and customers to determine the extent to which the Company is vulnerable to those third parties failing to remediate their own Year 2000 issues. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of the new information systems, or a failure of its vendors, customers or financial institutions to become Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial data schedule.

     (b)  Reports on Form 8-K

          No reports on form 8-K were required to be filed during the quarter ended april 4, 1998, for which this report is filed.

                                     SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MONACO COACH CORPORATION



Dated:     May 19, 1998                        /s/:   John W. Nepute
      -----------------------                --------------------------------
                                             John W. Nepute
                                             Vice President of Finance and
                                             Chief Financial Officer (Duly
                                             Authorized Officer and Principal
                                             Financial Officer)