Form 10-Q
period 1998-07-04
MONACO COACH CORP /DE/
filed 1998-08-14
CIK 910619

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  JULY 4, 1998

                                         or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the period from ______________  to  ________________


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

     The number of shares outstanding of common stock, $.01 par value, as of July 4, 1998: 8,304,331

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              MONACO COACH CORPORATION

                                     FORM 10-Q

                                   JULY 4, 1998

                                       INDEX

                                                                  Page
PART I - FINANCIAL INFORMATION                                  Reference
------------------------------                                  ---------
   ITEM 1.  FINANCIAL STATEMENTS.

     Condensed Consolidated Balance Sheets as of
           January 3, 1998 and  July 4, 1998.                         4

     Condensed Consolidated Statements of Income
          for the quarters and six month periods ended
          June 28, 1997 and July 4, 1998.                             5

     Condensed Consolidated Statements of Cash
          Flows for the six month periods ended
          June 28, 1997 and July 4, 1998.                             6

     Notes to Condensed Consolidated Financial Statements.        7 - 9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.            10 - 15

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.                                         15

PART II - OTHER INFORMATION
---------------------------

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                        16

   SIGNATURES                                                        17

                           PART I - FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

                              MONACO COACH CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED: DOLLARS IN THOUSANDS)

                                                         JANUARY 3,    JULY 4,
                                                           1998         1998
                                                        -----------  -----------
ASSETS
Current assets:
   Trade receivables                                    $    25,309  $    27,043
   Inventories                                               45,421       51,105
   Prepaid expenses                                             928            0
   Deferred tax assets                                        8,222        9,294
   Notes receivable                                           1,552          115
                                                        -----------  -----------
           Total current assets                              81,432       87,557

Notes receivable                                              1,125          814
Property, plant and equipment, net                           55,399       58,071
Debt issuance costs, net of accumulated amortization
     of $755 and $969, respectively                           1,358        1,144
Goodwill, net of accumulated amortization of $2,739
     and $3,061, respectively                                20,518       20,196
                                                        -----------  -----------
           Total assets                                 $   159,832  $   167,782
                                                        -----------  -----------
                                                        -----------  -----------

LIABILITIES
Current liabilities:
   Book overdraft                                       $     6,762  $     7,527
   Short-term borrowings                                      9,353        1,339
   Current portion of long-term note payable                  4,375        5,000
   Accounts payable                                          23,498       30,750
   Income taxes payable                                       1,005          362
   Accrued expenses and other liabilities                    26,027       28,349
                                                        -----------  -----------
           Total current liabilities                         71,020       73,327


Note payable, less current portion                           11,500        7,900
Deferred tax liability                                        2,564        2,738
                                                        -----------  -----------
                                                             85,084       83,965
                                                        -----------  -----------
Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares
     authorized, 8,244,703 and 8,304,331 issued
     and outstanding respectively                                55           83
Additional paid-in capital                                   44,241       44,596
Retained earnings                                            30,452       39,138
                                                        -----------  -----------
           Total stockholders' equity                        74,748       83,817
                                                        -----------  -----------
           Total liabilities and stockholders' equity   $   159,832  $   167,782
                                                        -----------  -----------
                                                        -----------  -----------

See accompanying notes.

                             MONACO COACH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      QUARTER ENDED             SIX MONTHS ENDED
                                                 ------------------------    -----------------------
                                                   JUNE 28,      JULY 4,       JUNE 28,     JULY 4,
                                                     1997         1998           1997        1998
                                                 ----------    ----------    ----------   ----------
Net sales                                        $  105,981    $  134,673    $  215,005   $  271,841
Cost of sales                                        91,652       116,542       185,642      235,363
                                                 ----------    ----------    ----------   ----------
            Gross profit                             14,329        18,131        29,363       36,478

Selling, general and administrative expenses          8,829         9,831        18,313       20,400
Amortization of goodwill                                159           162           318          322
                                                 ----------    ----------    ----------   ----------
            Operating income                          5,341         8,138        10,732       15,756

Other expense (income), net                             (58)          (76)          (97)        (131)
Interest expense                                        585           526         1,406        1,027
                                                 ----------    ----------    ----------   ----------
            Income before income taxes                4,814         7,688         9,423       14,860

Provision for income taxes                            1,998         3,197         3,910        6,174
                                                 ----------    ----------    ----------   ----------
            Net income                                2,816         4,491         5,513        8,686

Accretion of redeemable preferred stock                (292)                       (317)
                                                 ----------    ----------    ----------   ----------
            Net income attributable to
                 common stock                    $    2,524    $    4,491    $    5,196   $    8,686
                                                 ----------    ----------    ----------   ----------
                                                 ----------    ----------    ----------   ----------

Earnings per common share:
            Basic                                   $ .37          $ .54         $ .77       $ 1.05
            Diluted                                 $ .36          $ .53         $ .76       $ 1.03

Weighted average common shares outstanding:
            Basic                                 6,852,208     8,289,772     6,752,881    8,271,850
            Diluted                               6,992,578     8,479,823     7,208,997    8,467,911

See accompanying notes.

                              MONACO COACH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                          ------------------------
                                                                            JUNE 28,      JULY 4,
                                                                              1997         1998
                                                                          -----------   ----------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                             $     5,513   $    8,686
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
      Depreciation and amortization                                             1,566        2,346
      Deferred income taxes                                                      (307)        (898)
      Changes in working capital accounts:
         Trade receivables                                                     (8,323)      (1,734)
         Inventories                                                           (5,947)      (5,684)
         Prepaid expenses                                                         378          928
         Accounts payable                                                       7,306        7,252
         Accrued expenses and other current liabilities                         3,502        2,322
         Income taxes payable                                                  (6,306)        (643)
                                                                          -----------   ----------
            Net cash provided by (used in) operating activities                (2,618)      12,575
                                                                          -----------   ----------
Cash flows from investing activities:
   Additions to property, plant and equipment                                  (9,108)      (4,482)
   Proceeds from sale of retail stores, collections on notes
      receivable, net of closing costs                                            241        1,748
                                                                          -----------   ----------
            Net cash used in investing activities                              (8,867)      (2,734)
                                                                          -----------   ----------

Cash flows from financing activities:
   Book overdraft                                                                 437          765
   Borrowings (payments) on lines of credit, net                               (3,789)      (8,014)
   Borrowings (payments) on floor financing, net                                 (194)
   Payments on long-term notes payable                                           (750)      (2,975)
   Issuance of common stock                                                    16,181          383
   Cost to issue shares of common stock                                          (390)
   Other                                                                          (10)
                                                                          -----------   ----------
            Net cash provided by (used in) financing activities                11,485       (9,841)
                                                                          -----------   ----------
Net increase in cash                                                                0            0
Cash at beginning of period                                                         0            0
                                                                          -----------   ----------
Cash at end of period                                                     $         0   $        0
                                                                          -----------   ----------
                                                                          -----------   ----------


SUPPLEMENTAL DISCLOSURE

    Amount of capitalized interest                                        $       387   $       44
    Conversion of preferred stock to common stock                               3,000

See accompanying notes.

                             MONACO COACH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 3, 1998 and July 4, 1998, and the results of operations for the quarters and six-month periods ended June 28, 1997 and July 4, 1998, and cash flows of the Company for the six-month periods ended June 28, 1997 and July 4, 1998. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 3, 1998 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 3, 1998.

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

2.   INVENTORIES

          Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

                                                   (IN THOUSANDS)
                                               ----------   -----------
                                                JANUARY 3,     JULY 4,
                                                   1998         1998
      Raw materials                            $   20,826   $    22,146
      Work-in-process                              20,212        23,565
      Finished units                                4,383         5,394
                                               ----------   -----------
                                               $   45,421   $    51,105
                                               ----------   -----------
                                               ----------   -----------

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

4.   SHORT-TERM BORROWINGS

     The Company has a bank line of credit consisting, in part, of a revolving line of credit of up to $45.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. Outstanding borrowings under the line of credit were $1.3 million at July 4, 1998. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company.

5.   LONG-TERM BORROWINGS

The Company has a term loan of $12.9 million outstanding as of July 4, 1998. The term loan bears interest at various rates based on the Company's interest coverage ratio, and expires on March 1, 2001. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company.

6.   Earnings Per Common Share

     The Company has adopted Statement of Financial Accounting Standard
     (SFAS) No. 128, "Earnings Per Share", and has disclosed per share information in accordance with those standards. Basic and Diluted earnings per common share and the corresponding weighted average number of common shares used in the computation of earnings per common share are as follows:

                                                 FOR THE QUARTER ENDED              FOR THE QUARTER ENDED
                                                       JUNE 28, 1997                    JULY 4, 1998
                                         ---------------------------------    -------------------------------
                                          Income                      Per       Income                   Per
                                         (in 000's)     Shares       Share    (in 000's)    Shares      Share
                                         ----------    ---------     -----    ----------   ---------    -----
     BASIC
     Net income attributable to
     common stock                         $2,524       6,852,208     $0.37      $4,491     8,289,772    $0.54

     EFFECT OF DILUTIVE SECURITIES
     Stock Options                                       140,370                             190,051
     Convertible preferred stock*
                                          ------       ---------                ------     ---------
     DILUTED                              $2,524       6,992,578     $0.36      $4,491     8,479,823    $0.53
                                          ------       ---------                ------     ---------
                                          ------       ---------                ------     ---------

     * Effect in the second quarter of 1997 would have been anti-dilutive.

                                                  FOR THE SIX MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                       JUNE 28, 1997                         JULY 4, 1998
                                           ------------------------------------    ---------------------------------
                                             Income                        Per       Income                    Per
                                           (in 000's)       Shares         Share    (in 000's)    Shares       Share
                                           ----------       ------         -----    ----------    ------       -----
     BASIC
     Net income attributable to
     common stock                             $5,196       6,752,881       $0.77     $8,686     8,271,850      $1.05

     EFFECT OF DILUTIVE SECURITIES
     Stock Options                                           130,734                              196,061
     Convertible preferred stock                 317         325,382
                                              ------       ---------                 ------     ---------
     DILUTED                                  $5,513       7,208,997       $0.76     $8,686     8,467,911      $1.03
                                              ------       ---------                 ------     ---------
                                              ------       ---------                 ------     ---------

7.     NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components of revenues, expenses, gains, and losses; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments; and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which establishes reporting of pensions and other post-retirement benefits; and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting for derivative instruments and hedging activities. The impact of adopting these standards will have little or no effect on the Company's accounting or reporting disclosures.

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

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the factors discussed below under the caption "Factors That May Affect Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption "Factors That May Affect Future Operating Results:. The Company cautions the reader, however, that these factors may not be exhaustive.

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

Prior to March, 1996, the Company's product line consisted exclusively of High-Line Class A motor coaches (units with retail prices above $120,000). On March 4, 1996, the Company acquired Holiday Rambler, a manufacturer of a full line of towable products and mid to upper priced motor coaches. The acquisition of Holiday Rambler (the "Holiday Acquisition") more than doubled the Company's net sales, significantly broadened the range of products the Company offered (including the Company's first offerings of towables and entry-level to midrange motor coaches) and significantly lowered the price threshold for first-time buyers of the Company's products, making them affordable for a significantly larger base of potential customers. The acquired operations were incorporated into the Company's consolidated financial statements on March 4, 1996.

RESULTS OF OPERATIONS

QUARTER ENDED  JULY 4, 1998 COMPARED TO QUARTER ENDED JUNE 28, 1997

Second quarter net sales increased 27.1% to $134.7 million compared to $106.0 million for the same period last year. Gross sales dollars on motorized products were up 35.2%, reflecting strong demand for both the Company's new and established motorized products combined with expanded motorized production capacity that came on stream in Wakarusa, Indiana last year. The Company's gross towable sales were off 12.5% as dealers deferred purchases of towables based on expectations of significant changes to the Company's towable products at the upcoming model change. The Company's overall unit sales were up 9.7% in the second quarter of 1998 (excluding 75 units in 1997 that were sold by the Company's Holiday World retail dealerships that were either previously owned or not Holiday Rambler units). Reflecting the stronger performance on the motorized side of the Company's product offering, the Company's average unit selling price increased in the second quarter of 1998 to $87,000 from $74,000 in the comparable 1997 quarter. The Company has recently introduced two less expensive gasoline motor coach models which are likely to keep the overall average selling price below $100,000.

Gross profit for the second quarter of 1998 increased to $18.1 million, up $3.8 million, from $14.3 million in 1997, and gross margin was unchanged at 13.5%. Gross margin in the second quarter of 1998 was dampened by costs related to model changeovers in all of the plants and by consolidation of the two Indiana towable plants into one Company-owned facility in Elkhart, Indiana. This eliminated the need for leased facilities the Company had occupied in Wakarusa, Indiana.

Selling, general, and administrative expenses increased by $1.0 million to $9.8 million in the second quarter of 1998 but decreased as a percentage of sales from 8.3% in 1997 to 7.3% in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level as well as savings derived from consolidation of Indiana-based office staff into recently completed office space built in conjunction with the expansion of production facilities in Wakarusa, Indiana.

Amortization of goodwill was $162,000 in the second quarter of 1998 compared to $159,000 in the same period of 1997. At July 4, 1998, goodwill, net of accumulated amortization was $20.2 million.

Operating income was $8.1 million in the second quarter of 1998, an increase of $2.8 million, or 52.4%, over the $5.3 million in the similar 1997 period. The Company's improvement in selling, general, and administrative expense as a percentage of sales combined with stability in the Company's gross margin, resulted in an improvement in operating margin to 6.0% in the second quarter of 1998 compared to 5.0% in the second quarter of 1997.

Net interest expense was $526,000 in the second quarter of 1998 compared to $585,000 in the comparable 1997 period. The Company capitalized $241,000 of interest expense in 1997 relating to the construction in progress at the now completed manufacturing facility in Wakarusa, Indiana. The Company's interest expense included $96,000 in 1997 related to floor plan financing at the retail stores. Additionally, second quarter interest expense in both years included $103,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period.

The Company reported a provision for income taxes of $3.2 million, or an effective tax rate of 41.6% in the second quarter of 1998, compared to $2.0 million, or an effective tax rate of 41.5% for the comparable 1997 period.

Net income increased by $1.7 million, or 59.5%, from $2.8 million in the second quarter of 1997 to $4.5 million in 1998 due to the increase in sales combined with an increase in operating margin and a small decrease in interest expense.

SIX MONTHS ENDED  JULY 4, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997.

Net sales increased $56.8 million, or 26.4% for the first six months of 1998, compared to the year earlier period. Gross sales dollars on motorized products were up 35.2% for the first half of 1998, while gross towable sales dollars were off 8.3% for the same period. Overall unit sales for the Company were up 4.0% in the first half of 1998 compared to the similar period in 1997 (excludng 173 units in 1997 that were sold by the Holiday World retail dealerships that were either previously owned or not Holiday Rambler units). The Company's average unit selling price increased in the first six months of 1998 to $86,000 compared to $73,000 in the first half of 1997, reflecting the strong showing of the Company's motorized products.

Gross profit for the six-month period ended July 4, 1998 was up $7.1 million to $36.5 million and gross margin decreased to 13.4% in 1998 from 13.7% in 1997. Gross margin for the first half of 1998 was dampened by lower gross margins in the three towable plants due to reduced production volumes in those plants and by costs incurred at the end of the six month period related to consolidation of the two Indiana-based towable plants into one Company-owned facility in Elkhart, Indiana.

Selling, general, and administrative expenses increased by $2.1 million to $20.4 million in the first six months of 1998 but decreased as a percentage of sales from 8.5% in 1997 to 7.5% in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level as well as savings derived from consolidation of Indiana based office staff into recently completed office space built in conjunction with the expansion of production facilities in Wakarusa, Indiana.

Amortization of goodwill was $322,000 in the first half of 1998 compared to $318,000 in the same period of 1997.

Operating income increased $5.0 million in the first six months of 1998 to $15.8 million, compared to $10.7 million in the year earlier period. The Company's improvement in selling, general, and administrative expense as a percentage of sales was more significant than the decline in the Company's gross margin, resulting in an improvement in operating margin to 5.8% in the first half of 1998 compared to 5.0% in the first half of 1997.

Net interest expense declined in the first six months of 1998 to $1.0 million from $1.4 million in the comparable 1997 period. The Company capitalized $44,000 of interest expense in 1998 relating to the construction in progress in Indiana for the now completed paint facility and capitalized $387,000 of interest expense in the first six months of 1997 as a result of the construction in progress for the now completed Wakarusa, Indiana manufacturing facility. The Company's interest expense included $249,000 in 1997 related to floor plan financing at the retail stores. Additionally, second quarter interest expense in both years included $214,000 related to the amortization of

$2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period.

The Company reported a provision for income taxes of $6.2 million, or an effective tax rate of 41.5% for the first six months of 1998, compared to $3.9 million, or an effective tax rate of 41.5% for the comparable 1997 period.

Net income increased to $8.7 million in the first six months of 1998 from $5.5 million in the first six months of 1997, primarily due to the increase in net sales combined with an improvement in operating margin and a decrease in interest expense

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first six months of 1998, the Company had cash flows of $12.6 million from operating activities, including $11.0 million generated from net income and non-cash expenses such as depreciation and amortization. Additionally, increases in accounts payable and accrued expenses more than offset increases in accounts receivable and inventories.

The Company has credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million ( the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30, of each year, beginning April 30, 1997 of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year (no defined excess cash flow existed for the year ended January 3, 1998); and (ii) a payment within two days of the sale of any Holiday World dealership, of the net cash proceeds received by the Company from such sale. While the Company has sold all of the Holiday World dealerships, as of July 4, 1998, the Company was still holding $929,000 in notes receivable relating to the sales of the stores which will fall under provision (ii) when payment is received. At July 4, 1998, the balance on the Term Loan was $12.9 million, with $12 million at an effective interest rate of 7.125% and $900,000 at 8.50%. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of July 4, 1998, $1.3 million was outstanding under the Revolving Loans,
with an effective interest rate of 8.50%.   The Term Loan and the Revolving
Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, a book overdraft arises from the outstanding checks of the Company. These book overdraft accounts are combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At July 4, 1998, the Company had working capital of approximately $14.2 million, an increase of $3.8 million from working capital of $10.4 million at January 3, 1998. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months. The Company's capital expenditures were $4.5 million in the first six months of 1998, primarily for the completion of the new Indiana paint facility. The Company anticipates that capital expenditures for all of 1998 will total approximately $7.0 to $8.0 million. The Company's remaining capital expenditures for 1998 are expected to be for computer system upgrades and various smaller-scale plant expansion or remodeling projects as well as normal replacement of outdated or worn-out equipment. The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At July 4, 1998, approximately $127.3 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 9.2% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

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

MANAGEMENT OF GROWTH Over the past three years the Company has experienced significant growth in the number of its employees and the scope of its business. This growth has resulted in the addition of new management personnel, increased responsibilities for existing management personnel, and has placed added pressure on the Company's operating, financial and management information systems. While management believes it has been successful in managing this expansion there can be no assurance that the Company will not encounter problems in the future associated with the continued growth of the Company. Failure to adequately support and manage the growth of its business could have a material adverse effect on the Company's business, results of operations and financial condition.

MANUFACTURING EXPANSION The Company has significantly increased its manufacturing capacity over the last few years. The expansion of the Company's manufacturing operations involve a number of risks including unexpected production difficulties. In the past the Company experienced start-up inefficiencies in manufacturing a new model and also has experienced difficulty in increasing production rates at a plant.

The set-up of new models and scale-up of production facilities involve various risks and uncertainties, including timely performance of a large number of contractors, subcontractors, suppliers and various government agencies that regulate and license construction, each of which is beyond the control of the Company. The set-up of production for new models involves risks and costs associated with the development and acquisition of new production lines, molds and other machinery, the training of employees, and compliance with environmental, health and safety and other regulatory requirements. The inability of the Company to complete the scale-up of its facilities and to commence full-scale commercial production in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may from time to time experience lower than anticipated yields or production constraints that may adversely affect its ability to satisfy customer orders. Any prolonged inability to satisfy customer demand could have a material adverse effect on the Company's business, results of operations and financial condition.

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

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $127.3 million as of July 4, 1998, with approximately 9.2% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 8 of Notes to the Company's Condensed Consolidated Financial Statements.

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

DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis for certain of its Holiday Rambler products (Chevrolet, Ford and Freightliner). The Company has no long term supply contracts with these suppliers or their distributors. Allison continues to have all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. The Company believes that its allocation is sufficient to enable the unit volume increases that are planned for models using that transmission and does not foresee any operating difficulties with respect to this issue. Nevertheless, there can be no assurance that Allison or any of the other suppliers will be able to meet the Company's future requirements for transmissions or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company is currently in the process of implementing "Year 2000 compliant" software and hardware to upgrade the Company's management and operating information systems at all its locations. The Company spent approximately $700,000 on the implementation in 1997 and expects to spend approximately $500,000 in 1998 to complete these upgrades.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company, held on May 20, 1998 in Coburg, Oregon, the Stockholders (i) elected three Class I directors to serve on the Company's Board of Directors, and (ii) ratified the Company's appointment of Coopers & Lybrand L.L.P. as independent auditors.

           Nominee                For                  Withheld
           -------                ---                  --------
        Kay L. Toolson              4,522,807             52,000
        Michael J. Kluger           4,522,807             52,000
        Lee Posey                   4,522,807             52,000

      The vote for ratifying the appointment of Coopers & Lybrand L.L.P. was as follows:

                                    For         Against          Abstained
                                    ---         -------          ---------
                                 4,568,379       5,000            1,428

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

                                     MONACO COACH CORPORATION


Dated: AUGUST 14, 1998               /s/:   JOHN W. NEPUTE
       --------------------------    -------------------------
                                     John W. Nepute
                                     Vice President of Finance and
                                     Chief Financial Officer (Duly
                                     Authorized Officer and Principal
                                     Financial Officer)