Form 10-Q
period 1998-10-03
MONACO COACH CORP /DE/
filed 1998-11-17
CIK 910619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period ended:  October 3, 1998
                      -----------------
                                          or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period from              to
                   --------------   -------------

Commission File Number:  0-22256
                       ----------


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

YES     X              NO
    ---------             --------

       The number of shares outstanding of common stock, $.01 par value, as of October 3, 1998: 8,312,764

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MONACO COACH CORPORATION

                                      FORM 10-Q

                                   OCTOBER 3, 1998

                                        INDEX


                                                                        Page
PART I - FINANCIAL INFORMATION                                        Reference
   ITEM 1.  FINANCIAL STATEMENTS.

       Condensed Consolidated Balance Sheets as of                        4
        January 3, 1998 and  October 3, 1998.

       Condensed Consolidated Statements of Income                        5
        for the quarters and nine month periods ended
         September 27, 1997 and October 3, 1998.

       Condensed Consolidated Statements of Cash                          6
        Flows for the nine month periods ended
         September 27, 1997 and October 3, 1998.

       Notes to Condensed Consolidated Financial Statements.            7 - 9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.                     10 - 16


PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                          17

     SIGNATURES                                                          18



                            PART I - FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                               MONACO COACH CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED: DOLLARS IN THOUSANDS)


                                                                        JANUARY 3,        OCTOBER 3,
                                                                           1998              1998
                                                                      ----------------  ---------------
ASSETS
Current assets:
   Trade receivables                                                    $   25,309        $   35,521
   Inventories                                                              45,421            67,635
   Prepaid expenses                                                            928                 0
   Deferred tax assets                                                       8,222            11,045
   Notes receivable                                                          1,552               115
                                                                        ----------        ----------
            Total current assets                                            81,432           114,316

Notes receivable                                                             1,125               788
Property, plant and equipment, net                                          55,399            58,640
Debt issuance costs, net of accumulated amortization
     of $755 and $1,076, respectively                                        1,358             1,037
Goodwill, net of accumulated amortization of $2,739
     and $3,223, respectively                                               20,518            20,034
                                                                        ----------        ----------
            Total assets                                                $  159,832        $  194,815
                                                                        ----------        ----------
                                                                        ----------        ----------
LIABILITIES
Current liabilities:
   Book overdraft                                                       $    6,762        $   10,536
   Short-term borrowings                                                     9,353             6,399
   Current portion of long-term note payable                                 4,375             5,000
   Accounts payable                                                         23,498            36,454
   Income taxes payable                                                      1,005             4,329
   Accrued expenses and other liabilities                                   26,027            32,366
                                                                        ----------        ----------
            Total current liabilities                                       71,020            95,084


Note payable, less current portion                                          11,500             6,650
Deferred tax liability                                                       2,564             2,825
                                                                        ----------        ----------
                                                                            85,084           104,559
                                                                        ----------        ----------
Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares
     authorized, 8,244,703 and 8,312,764 issued
     and outstanding respectively                                               55                83
Additional paid-in capital                                                  44,241            44,721
Retained earnings                                                           30,452            45,452
                                                                        ----------        ----------
            Total stockholders' equity                                      74,748            90,256
                                                                        ----------        ----------
            Total liabilities and stockholders' equity                  $  159,832        $  194,815
                                                                        ----------        ----------
                                                                        ----------        ----------


See accompanying notes.

                             MONACO COACH CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                            QUARTER ENDED                   NINE MONTHS ENDED
                                                   --------------------------------   ------------------------------
                                                      SEP 27,           OCT 3,          SEP 27,          OCT 3,
                                                        1997             1998             1997            1998
                                                   ---------------  ---------------   -------------  ---------------
Net sales                                           $   105,796      $   153,220       $   320,801      $   425,060
Cost of sales                                            91,712          131,891           277,354          367,255
                                                    -----------      -----------       -----------      -----------
            Gross profit                                 14,084           21,329            43,447           57,805

Selling, general and administrative expenses              8,564           10,402            26,877           30,804
Amortization of goodwill                                    159              165               477              484
                                                    -----------      -----------       -----------      -----------
            Operating income                              5,361           10,762            16,093           26,517

Other expense (income), net                                (579)            (549)             (676)            (680)
Interest expense                                            537              518             1,943            1,545
                                                    -----------      -----------       -----------      -----------
            Income before income taxes                    5,403           10,793            14,826           25,652

Provision for income taxes                                2,244            4,480             6,154           10,652
                                                    -----------      -----------       -----------      -----------
            Net income                                    3,159            6,313             8,672           15,000

Accretion of redeemable preferred stock                                                       (317)
                                                    -----------      -----------       -----------      -----------
            Net income attributable to
                 common stock                       $     3,159      $     6,313       $     8,355      $    15,000
                                                    -----------      -----------       -----------      -----------
                                                    -----------      -----------       -----------      -----------
Earnings per common share:
            Basic                                      $ .38            $ .76              $ 1.15          $ 1.81
            Diluted                                    $ .38            $ .74              $ 1.14          $ 1.77

Weighted average common shares outstanding:
            Basic                                   8,234,134         8,310,380          7,246,632        8,284,693
            Diluted                                 8,391,709         8,478,931          7,603,234        8,471,585


See accompanying notes.

                            MONACO COACH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED: DOLLARS IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                     --------------------------------
                                                                         SEP 27,           OCT 3,
                                                                          1997             1998
                                                                    ---------------   --------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                          $   8,672        $  15,000
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
      Gain on sale of retail stores                                         (539)
      Depreciation and amortization                                        2,556            3,591
      Deferred income taxes                                                  (15)          (2,562)
      Changes in working capital accounts:
         Trade receivables                                               (14,962)         (10,212)
         Inventories                                                       1,934          (22,214)
         Prepaid expenses                                                  1,129              928
         Accounts payable                                                  5,803           12,956
         Accrued expenses and other current liabilities                    2,986            6,339
         Income taxes payable                                             (6,626)           3,324
                                                                      ----------        ---------
            Net cash provided by operating activities                        938            7,150
                                                                      ----------        ---------
Cash flows from investing activities:
   Additions to property, plant and equipment                            (14,312)          (6,027)
   Proceeds from sale of retail stores, collections on notes
      receivable, net of closing costs                                       288            1,774
                                                                      ----------        ---------
            Net cash used in investing activities                        (14,024)          (4,253)
                                                                      ----------        ---------
Cash flows from financing activities:

   Book overdraft                                                          3,681            3,774
   Borrowings (payments) on lines of credit, net                            (241)          (2,954)
   Borrowings (payments) on floor financing, net                          (4,650)
   Payments on long-term notes payable                                    (1,375)          (4,225)
   Issuance of common stock                                               16,326              508
   Cost to issue shares of common stock                                     (645)
   Other                                                                     (10)
                                                                      ----------        ---------
            Net cash provided by (used in) financing activities           13,086           (2,897)
                                                                      ----------        ---------
Net change in cash                                                             0                0
Cash at beginning of period                                                    0                0
                                                                      ----------        ---------
Cash at end of period                                                  $       0        $       0
                                                                      ----------        ---------
                                                                      ----------        ---------
SUPPLEMENTAL DISCLOSURE

    Amount of capitalized interest                                     $     554        $      44
    Conversion of preferred stock to common stock                          3,000


See accompanying notes.

                            MONACO COACH CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 3, 1998 and October 3, 1998, and the results of operations for the quarters and nine-month periods ended September 27, 1997 and October 3, 1998, and cash flows of the Company for the nine-month periods ended September 27, 1997 and October 3, 1998. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 3, 1998 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 3, 1998.

     On November 2, 1998 the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend on the Company's common stock, payable November 30, 1998 to stockholders of record November 16, 1998. Share and per share data have not been restated for the stock split. If per share amounts had been restated, diluted earnings per share would have been $0.25 and $0.76 for the quarter and nine-month period ended September 27, 1997, respectively; and $0.50 and $1.18 for the quarter and nine-month period ended October 3, 1998, respectively.

2.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:


                                                               (IN THOUSANDS)
                                                          JANUARY 3,      OCTOBER 3,
                                                             1998            1998
         Raw materials                                    $   20,826     $   35,581
         Work-in-process                                      20,212         21,386
         Finished units                                        4,383         10,668
                                                          ----------     ----------
                                                          $   45,421     $   67,635
                                                          ----------     ----------
                                                          ----------     ----------

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

4.   SHORT-TERM BORROWINGS

     The Company has a bank line of credit consisting, in part, of a revolving line of credit of up to $45.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. Outstanding borrowings under the line of credit were $6.4 million at October 3, 1998. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company.

5.   LONG-TERM BORROWINGS

     The Company has a term loan of $11.7 million outstanding as of October 3, 1998. The term loan bears interest at various rates based on the Company's interest coverage ratio, and expires on March 1, 2001. The term loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments, and is collateralized by all the assets of the Company.

6.   EARNINGS PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", and has disclosed per share information in accordance with those standards. Basic and Diluted earnings per common share and the corresponding weighted average number of common shares used in the computation of earnings per common share are as follows:


                                                    (in thousands, except share and per share data)
                                               FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                 SEPTEMBER 27, 1997                 OCTOBER 3, 1998
                                        ----------------------------------  ---------------------------------
                                            Net                    Per          Net                    Per
                                          Income      Shares       Share      Income       Shares     Share
                                        ----------   --------     --------   ---------     --------   -------
          BASIC
          Attributable to common stock    $3,159     8,234,134      $0.38      $6,313     8,310,380    $0.76

          EFFECT OF DILUTIVE SECURITIES
          Stock options                                157,575                              168,551
                                          ------     ---------                 ------     ---------
          DILUTED                         $3,159     8,391,709      $0.38      $6,313     8,478,931    $0.74
                                          ------     ---------                 ------     ---------
                                          ------     ---------                 ------     ---------



                                            FOR THE NINE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 27, 1997                 OCTOBER 3, 1998
                                        ----------------------------------  ---------------------------------
                                            Net                    Per          Net                   Per
                                          Income      Shares       Share      Income       Shares     Share
                                        ----------   --------     --------   ---------     --------   -------
          BASIC
          Attributable to common stock     $8,355   7,246,632      $1.15      $15,000     8,284,693    $1.81

          EFFECT OF DILUTIVE SECURITIES
          Stock options                               139,681                               186,892
          Convertible preferred stock         317     216,921
                                           ------   ---------                 -------     ---------
          DILUTED                          $8,672   7,603,234      $1.14      $15,000     8,471,585    $1.77
                                           ------   ---------                 -------     ---------
                                           ------   ---------                 -------     ---------



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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the factors discussed below under the caption "Factors That May Affect Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. Forward looking statements include, but are not limited to, those items identified with a footnote (1) symbol. The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption "Factors That May Affect Future Operating Results:. The Company cautions the reader, however, that these factors may not be exhaustive.

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

RESULTS OF OPERATIONS

QUARTER ENDED  OCTOBER 3, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 27, 1997

Third quarter net sales increased 44.8% to $153.2 million compared to $105.8 million for the same period last year. Gross sales dollars on motorized products were up 60.6%, reflecting strong demand for both the Company's new and established motorized products combined with higher production rates in both the Coburg, Oregon and Wakarusa, Indiana motorized plants. The Company's gross towable sales were off 18.5% as production of towable units declined from the prior year's third quarter due to the consolidation of the Company's two towable lines into one line in Elkhart, Indiana. The year-to-year comparison of third quarter net sales was positively affected by 13 weeks of production in the third quarter of 1998 versus 12 weeks in the third quarter of 1997. The Company's overall unit sales were up 29.7% in the third quarter of 1998 (excluding 38 units in 1997 that were sold by the Company's Holiday World retail dealerships that were either previously owned or not Holiday Rambler units). Reflecting the stronger performance on the motorized side of the Company's product offering, the Company's average unit selling price increased in the third quarter of 1998 to $88,000 from $78,000 in the comparable 1997 quarter. The Company's recent introduction of two less expensive gasoline motor coach models is likely to keep the overall average selling price below $100,000(1).

Gross profit for the third quarter of 1998 increased to $21.3 million, up $7.2 million, from $14.1 million in the third quarter of 1997, and gross margin increased to 13.9% from 13.3% in the third quarter of 1997. The improvement in gross margin in the third quarter of 1998 reflects a strong mix of motorized products as well as manufacturing efficiencies from the increase in production in both motorized plants. Gross margin in the third quarter of 1997 was adversely affected by discounting and write-downs of inventory prior to, and at the sale of, the two remaining Holiday World retail dealerships. Absent such factors, gross margin would have been 13.7% in the third quarter of 1997.

Selling, general, and administrative expenses increased by $1.8 million to $10.4 million in the third quarter of 1998 but decreased as a percentage of sales from 8.1% in 1997 to 6.8% in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level as well as savings derived from consolidation of Indiana-based office staff into office space built in conjunction with the expansion of production facilities in Wakarusa, Indiana.

Amortization of goodwill was $165,000 in the third quarter of 1998 compared to $159,000 in the same period of 1997. At October 3, 1998, goodwill, net of accumulated amortization, was $20.0 million.

--------------------------
(1)  Forward looking statement.

Operating income was $10.8 million in the third quarter of 1998, a $5.4 million, or 100.7% increase over the $5.4 million in the similar 1997 period. The Company's reduction in selling, general, and administrative expense as a percentage of sales combined with the increase in the Company's gross margin resulted in an improvement in operating margin to 7.0% in the third quarter of 1998 compared to 5.1% in the third quarter of 1997.

Net interest expense was $518,000 in the third quarter of 1998 compared to $537,000 in the same 1997 period. The Company capitalized $167,000 of interest expense in 1997 relating to the construction in progress at the now completed manufacturing facility in Wakarusa, Indiana. The Company's interest expense included $32,000 in the third quarter of 1997 related to floor plan financing at the retail stores. Additionally, third quarter interest expense in both years included $103,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period.

The Company had other income of $523,000 in the third quarter of 1998 related to insurance reimbursement of income loss from the fire at our Coburg manufacturing plant in July of 1997. The impact was $306,000, net of tax, or 3.6 cents per share. In the third quarter of 1997, the Company had other income from the sale of its two remaining Holiday World retail dealerships which resulted in a pretax gain on the sale of the buildings and fixed assets from the stores of $539,000. The impact was $315,000, net of tax, or 3.8 cents per share.

The Company reported a provision for income taxes of $4.5 million, or an effective tax rate of 41.5% in the third quarter of 1998, compared to $2.2 million, also an effective tax rate of 41.5% for the comparable 1997 period.

Net income increased by $3.1 million, or 99.8%, from $3.2 million in the third quarter of 1997 to $6.3 million in 1998 due to the increase in net sales combined with an increase in operating margin.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1997.

Net sales increased $104.3 million, or 32.5%, to $425.1 million, for the first nine months of 1998, compared to the similar year earlier period. Gross sales dollars on motorized products were up 44.1% for the first nine months of 1998, while gross towable sales dollars were off 12.1% for the same period. Overall unit sales for the Company were up 16.3% in the first nine months of 1998 compared to the similar period in 1997 (excluding 211 units in 1997 that were sold by the Holiday World retail dealerships that were either previously owned or not Holiday Rambler units). The Company's average unit selling price increased in the first nine months of 1998 to $86,000 compared to $74,000 in the first nine months of 1997, reflecting the strong showing of the Company's motorized products.

Gross profit for the nine-month period ended October 3, 1998 was up $14.4 million to $57.8 million and gross margin increased slightly to 13.6% in 1998 from 13.5% in the same period in 1997. Gross margin for the first nine months of 1998 was aided by manufacturing efficiencies resulting from higher volume in both motorized production facilities. This improvement was dampened by lower gross margins in the three towable plants in the first half of 1998 due to reduced production volumes in those plants and by costs incurred in the second quarter of 1998 related to consolidation of the two Indiana-based towable plants into one Company-owned facility in Elkhart, Indiana.

Selling, general, and administrative expenses increased by $3.9 million to $30.8 million in the first nine months of 1998 but decreased as a percentage of sales from 8.4% in the first nine months of 1997 to 7.2% in the same period in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level as well as savings derived from consolidation of Indiana based office staff into office space built in conjunction with the expansion of production facilities in Wakarusa, Indiana.

Amortization of goodwill was $484,000 in the first nine months of 1998 compared to $478,000 in the same period of 1997.

Operating income was $26.5 million in the first nine months of 1998, a $10.4 million increase over the comparable period a year earlier. The Company's improvement in selling, general, and administrative expense as a percentage of sales combined with the slight increase in the Company's gross margin resulted in an improvement in operating margin to 6.2% in the first nine months of 1998 compared to 5.0% in the similar 1997 period.

Net interest expense declined in the first nine months of 1998 to $1.5 million from $1.9 million in the comparable 1997 period. The Company capitalized $44,000 of interest expense in 1998 relating to the construction in progress in Indiana for the now completed paint facility and capitalized $554,000 of interest expense in the first nine months of 1997 as a result of the construction in progress for the now completed Wakarusa, Indiana manufacturing facility.

The Company's interest expense included $281,000 in 1997 related to floor plan financing at the retail stores. Additionally, second quarter interest expense in both years included $321,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period.

The Company reported a provision for income taxes of $10.7 million, or an effective tax rate of 41.5% for the first nine months of 1998, compared to $6.2 million, or an effective tax rate of 41.5% for the comparable 1997 period.

Net income increased to $15.0 million in the first nine months of 1998 from $8.7 million in the first nine months of 1997, primarily due to the increase in net sales combined with an improvement in operating margin and a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first nine months of 1998, the Company had cash flows of $7.2 million from operating activities. Net income and non-cash expenses, such as depreciation and amortization, generated $18.6 million. Additionally, increases in accounts payable and accrued expenses generated another $19.3 million. However, the combination was partially offset by increases in accounts receivable and inventories resulting from the Company's increased production and sales levels.

The Company has credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million ( the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or LIBOR and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30, of each year, beginning April 30, 1997 of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year (no defined excess cash flow existed for the year ended January 3, 1998); and (ii) a payment within two days of the sale of any Holiday World dealership, of the net cash proceeds received by the Company from such sale. While the Company has sold all of the Holiday World dealerships, as of October 3, 1998, the Company was still holding $903,000 in notes receivable relating to the sales of the stores which will fall under provision (ii) when payment is received. At October 3, 1998, the balance on the Term Loan was $11.7 million, with $11.0 million at an effective interest rate of 7.0% and $650,000 at 8.25%. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of October 3, 1998, $6.4 million was outstanding under the Revolving Loans, with an effective interest rate of 8.25%. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, a book overdraft arises from the outstanding checks of the Company. These book overdraft accounts are combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At October 3, 1998, the Company had working capital of approximately $19.2 million, an increase of $8.8 million from working capital of $10.4 million at January 3, 1998. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months(1). The Company's capital expenditures were $6.0 million in the first nine months of 1998, primarily for the completion of the new Indiana paint facility. The Company anticipates that capital expenditures for all of 1998 will total approximately $12.0 million(1). The Company recently announced plans to expand its Coburg, Oregon manufacturing facilities. The Company is increasing capacity on its existing high-end diesel line from 3 to 4 units per day. Additionally, the Company will build a separate manufacturing facility designed to build up to 12 gasoline motor homes per day to provide

--------------------------
(1)  Forward looking statement.

additional capacity to build its gasoline motor home models which are currently built exclusively in Wakarusa, Indiana. The Company expects to spend approximately $15 to $16 million to complete these two projects, including the cost of the land, with approximately $5 million of that to be spent in the fourth quarter of 1998(1). The remaining capital expenditures for 1998 and 1999 are expected to be for computer system upgrades and various smaller-scale plant expansion or remodeling projects as well as normal replacement of outdated or worn-out equipment. The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products.
The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At October 3, 1998, approximately $160.1 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 8.7% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

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

CYCLICALITY The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles (excluding conversion vehicles) reached a peak of approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996. Although unit sales of High-Line Class A motor coaches have increased in each year since 1989, there can be no assurance that this trend will continue. Furthermore, as a result of recent new model introductions, the Company now offers a much broader range of recreational vehicle products and will likely be more susceptible to recreational vehicle industry cyclicality than in the past. Factors affecting cyclicality in the recreational vehicle industry include fuel availability and fuel prices, prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence. In particular, a decline in consumer confidence and/or a slowing of the overall economy has had a material adverse effect on the recreational vehicle market in the past and no assurances can be given that the reoccurrence of these conditions would not have a material adverse effect on the Company's business, results of operations and financial condition.

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

--------------------------
(1)  Forward looking statement.

the future associated with the continued growth of the Company. Failure to adequately support and manage the growth of its business could have a material adverse effect on the Company's business, results of operations and financial condition.

MANUFACTURING EXPANSION The Company has significantly increased its manufacturing capacity over the last few years and has recently announced plans for additional expansion of manufacturing facilities. The expansion of the Company's manufacturing operations involve a number of risks including unexpected building and production difficulties. In the past the Company experienced start-up inefficiencies in manufacturing a new model and also has experienced difficulty in increasing production rates at a plant.

The set-up of new models and scale-up of production facilities involve various risks and uncertainties, including timely performance by a large number of contractors, subcontractors, suppliers and various government agencies that regulate and license construction, each of which is beyond the control of the Company. The set-up of production for new models involves risks and costs associated with the development and acquisition of new production lines, molds and other machinery, the training of employees, and compliance with environmental, health and safety and other regulatory requirements. The inability of the Company to complete the scale-up of its facilities and to commence full-scale commercial production in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may from time to time experience lower than anticipated yields or production constraints that may adversely affect its ability to satisfy customer orders. Any prolonged inability to satisfy customer demand could have a material adverse effect on the Company's business, results of operations and financial condition.

CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 238 dealerships located primarily in the United States and Canada at the end of the third quarter of 1998, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10.0% of the Company's net sales in 1997, the top three dealers accounted for approximately 19.5% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $160.1 million as of October 3, 1998, with approximately 8.7% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 8 of Notes to the Company's Condensed Consolidated Financial Statements.

AVAILABILITY AND COST OF FUEL An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could have a material adverse effect on the Company's business, results of operations and financial condition. Diesel fuel and gasoline have, at various times in the past, been difficult to obtain and there can be no assurance that the supply of diesel fuel or gasoline will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on diesel fuel or gasoline will not significantly increase in the future, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result, in just over a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Without upgrades, computer systems could fail or miscalculate causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has identified its Year 2000 risk in four categories: internal computer hardware infrastructure, application software (including a combination of "canned" software applications and internally written or modified applications for both financial and non-financial uses), imbedded chip technology, and third-party suppliers and customers.

The Company's Year 2000 risk project phases consist of assessment of potential year 2000 related problems, development of strategies to mitigate those problems, remediation of the affected systems, and internal certification that the process is complete through documentation and testing of remediation efforts. None of the Company's other information technology (IT) projects has been delayed due to the implementation of the Year 2000 Project.

INTERNAL COMPUTER HARDWARE INFRASTRUCTURE

During the Company's acquisition of Holiday Rambler in 1996, the Company decided not to purchase the existing hardware or software that was being used by that operation. Instead, the Company decided to convert the operation to a client/server based hardware configuration which is Year 2000 compliant. Following the conversion in the Wakarusa facilities to the new hardware configurations during 1996, the Company has continued to upgrade the hardware infrastructure at all other Company facilities in Indiana and Oregon. The upgrading of computer hardware is on schedule and the Company estimates that approximately 90 percent of these upgrades had been completed by

October 3, 1998. The certification and testing phase is ongoing as affected components are remediated and upgraded. All hardware infrastructure activities are expected to be completed by the end of the second quarter of 1999(1).

APPLICATION SOFTWARE

As part of the system conversion in Wakarusa in 1996, the Company decided to convert company-wide to a fully integrated financial and manufacturing application called Intergy, purchased from PowerCerv. The Intergy implementation, which is expected to make approximately 90 percent of the Company's business application software Year 2000 compliant, is scheduled for company-wide completion during the second quarter of 1999. Implementation of Intergy is behind the original schedule; however, the software conversion was approximately 80 percent complete at October 3, 1998 and full implementation is still expected by mid-1999(1). Other application software that the Company uses is in the remediation phase which is being accomplished through vendor software replacements or upgrades. These application upgrades are approximately 85% complete and are expected to be completed by the end of the first quarter of 1999(1). The certification and testing phase of all application software is ongoing and is expected to be complete by mid-1999(1).

IMBEDDED CHIP TECHNOLOGY

Year 2000 risk does exist among other types of machinery and equipment that use imbedded computer chips or processors. For example: phone systems, elevators, security alarm systems, or other diagnostic equipment may contain computer chips that rely on date information to function properly. The Company will begin the assessment phase of this category during fourth quarter of 1998 which is on schedule with its Year 2000 project timeline. The Company does not expect that a significant amount of equipment used by the Company will be found to have Year 2000 problems that will require extensive remediation efforts or contingency plans(1). All phases of this category are scheduled to be completed in the second quarter of 1999.

THIRD-PARTY SUPPLIERS AND CUSTOMERS

The third-party suppliers and customers category includes completing all phases of the Year 2000 project using a prioritized list of third-parties most critical to the Company's operations and communicating with them about their plans and progress toward addressing the Year 2000 problem. The most significant third-party relationships and dependencies exist with financial institutions, along with suppliers of materials, communication services, utilities, and supplies. The Company is currently on schedule within this category in the phase of assessing the most critical third-parties' state of readiness for Year 2000. These assessments will be followed by development of strategies and contingency plans, with completion scheduled for mid-1999. Less critical third-party dependencies will be in the assessment phase in the fourth quarter of 1998 with contingency planning scheduled for completion by the latter part of 1999.

COSTS

From the time the Company began its hardware infrastructure and application software upgrades in 1996, the Company has spent approximately $1,100,000 through October 3, 1998 and expects to spend a total of approximately $250,000 in the future to complete upgrades in these categories(1). No significant costs have been incurred in the categories of imbedded chip technology and third-party suppliers and customers. Total future costs related to these two categories are estimated to be less than $200,000(1).

RISKS

Although the Company expects its Year 2000 project to reduce the risk of business interruptions due to the Year 2000 problem, there can be no assurance that these results will be achieved. Failure to correct a Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Factors that give rise to uncertainty include failure to identify all susceptible systems, failure by third parties to address the Year 2000 problem whose systems or products, directly or indirectly, are depended on by the Company, loss of personnel resources within the Company to complete the Year 2000 project, or other similar uncertainties. Based on an assessment of the Company's current state of readiness with respect to the Year 2000 problem the Company believes that the most reasonably likely worst case scenario would involve the noncompliance of one or more of the Company's third-party financial institutions or key suppliers. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect from dealer finance companies, process payments to suppliers, and receive key material components from suppliers thus slowing or interrupting the production process. If such a scenario were to occur it could, depending on its duration, have a material impact on the Company's business, results of operations, financial condition and cash flows.

--------------------------
(1)  Forward looking statement.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             27.1  Financial data schedule.

     (b)     Reports on Form 8-K

             No reports on Form 8-K were required to be filed during the quarter ended October 3, 1998, for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MONACO COACH CORPORATION

Dated:   November 17, 1998                    /s/:   John W. Nepute
       ----------------------                 --------------------------------
                                              John W. Nepute
                                              Vice President of Finance and
                                              Chief Financial Officer (Duly
                                              Authorized Officer and Principal
                                              Financial Officer)