Form 10-K
period 1999-01-02
MONACO COACH CORP /DE/
filed 1999-04-02
CIK 910619

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required] For the fiscal year ended January 2, 1999
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] For the transition period from ___________ to ___________

                        Commission File Number: 0-22256
                     --------------------------------------
                            MONACO COACH CORPORATION
             (Exact Name of Registrant as specified in its charter)

          DELAWARE                                     35-1880244
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)
                              91320 INDUSTRIAL WAY
                              COBURG, OREGON 97408
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: (541) 686-8011
                     --------------------------------------
         Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO
                                                 ---  ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 31, 1999 as reported on the New York Stock Exchange, was approximately $220.5 million. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

            As of March 31, 1999, the Registrant had 12,496,050 shares of Common Stock outstanding.
                     --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1999 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated therein.
                     --------------------------------------

This document consists of 52 pages.  The Exhibit Index appears at page 49 .

                                     INDEX


                                     PART I
  ITEM 1.       BUSINESS                                                3
  ITEM 2.       PROPERTIES                                             10
  ITEM 3.       LEGAL PROCEEDINGS                                      11
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    11

                                     PART II

  ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                     RELATED STOCKHOLDER MATTERS                       11
  ITEM 6.       SELECTED FINANCIAL DATA                                12
  ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS     14
  ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                 22
  ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            23
  ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE               43

                                     PART III

  ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT         44
  ITEM 11.      EXECUTIVE COMPENSATION                                 44
  ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT                             44
  ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         44

                                     PART IV

  ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K                               45

  SIGNATURES                                                           47

                                     PART I

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the statements below marked with an asterisk (*). In addition, the Company may from time to time make oral forward-looking statements through statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under "Factors That May Affect Future Operating Results" and "Impact of the Year 2000 Issue" within Managagement's Discussion and Analysis of Financial Condition and Results of Operations. The Company cautions the reader, however, that these factors may not be exhaustive.


ITEM 1.  BUSINESS

        Monaco Coach Corporation ("the Company") is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles. The Company's product line consists of thirteen models of motor coaches and seven models of towables (fifth wheel trailers and travel trailers) under the "Monaco", "Holiday Rambler", "Royale Coach", and "McKenzie Towables" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $65,000 to $900,000 for motor coaches and from $15,000 to $70,000 for towables. Based upon retail registrations in 1998, the Company believes it had a 23% share of the market for diesel Class A motor coaches, a 6.3% share of the market for mid-to-high end fifth wheel trailers (units with retail prices above $24,000) and a 24.5% share of the market for mid-to-high end travel trailers (units with retail prices above $20,000). The Company's products are sold through an extensive network of 263 dealerships located primarily in the United States and Canada.

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


PRODUCTS

        The Company currently manufactures thirteen motor coach and seven towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range. The Company's product offerings currently target three segments of the recreational vehicle market: Class A motor coaches, fifth wheel trailers and travel trailers. The Company does not currently compete in any other segment of the recreational vehicle industry. In December 1997, the Company introduced the Diplomat, a low-end diesel motor coach under the Monaco brand name and introduced two new gasoline powered models, the La Palma, under the Monaco label, and the Admiral, under the Holiday Rambler brand, in 1998. All three of these products were designed to bring customers into the Company's line of products at a lower price point giving the Company the opportunity to benefit as these customers trade-up through the Company's line of products. The following table highlights the Company's product offerings as of March 1, 1999:


                            COMPANY MOTOR COACH PRODUCTS


                                    CURRENT SUGGESTED
MODEL                               RETAIL PRICE RANGE   BRAND
----------------------------------  ------------------   --------------------
Royale Coach......................  $550,000-$900,000    Monaco
Signature Series..................  $365,000-$415,000    Monaco
Executive.........................  $265,000-$340,000    Monaco
Navigator.........................  $260,000-$330,000    Holiday Rambler
Dynasty...........................  $215,000-$270,000    Monaco
Imperial..........................  $190,000-$230,000    Holiday Rambler
Windsor...........................  $165,000-$200,000    Monaco
Endeavor-Diesel...................  $145,000-$155,000    Holiday Rambler
Diplomat..........................  $140,000-$150,000    Monaco
Endeavor-Gasoline.................  $ 80,000-$105,000    Holiday Rambler
Vacationer........................  $ 75,000-$ 85,000    Holiday Rambler
La Palma..........................  $ 70,000-$ 90,000    Monaco
Admiral...........................  $ 65,000-$ 85,000    Holiday Rambler


                              COMPANY TOWABLE PRODUCTS


                                    CURRENT SUGGESTED
MODEL                               RETAIL PRICE RANGE    BRAND
----------------------------------  -------------------   --------------------
Imperial Fifth Wheel..............  $  50,000-$  70,000   Holiday Rambler
Aluma-Lite Fifth Wheel............  $  35,000-$  50,000   Holiday Rambler
McKenzie Fifth Wheel..............  $  35,000-$  50,000   McKenzie
Alumascape Fifth Wheel............  $  20,000-$  35,000   Holiday Rambler
Aluma-Lite Travel Trailer.........  $  25,000-$  45,000   Holiday Rambler
Alumascape Travel Trailer.........  $  15,000-$  25,000   Holiday Rambler
McKenzie Travel Trailer...........  $  15,000-$  25,000   McKenzie

        In 1998, the average unit wholesale selling prices of the Company's motor coaches, fifth wheel trailers and travel trailers were approximately $113,400, $29,900 and $22,000, respectively.

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

SALES AND MARKETING

        DEALERS

        The Company expanded its dealer network over the past year from 208 dealerships at the beginning of 1998 to 263 dealerships primarily located in the United States and Canada at January 2, 1999. The Company's dealerships generally sell either Monaco motor coaches, the McKenzie Towables line, or Holiday Rambler motor coaches and towables. The Company intends to continue to expand its dealer network, primarily by adding additional motorized dealers to carry the Company's new lower priced gas and diesel units as well as towables-only dealers to carry the McKenzie Towables line.* The Company maintains an internal sales organization consisting of 22 account executives who service the Company's dealer network.

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

        As a result of the Holiday Acquisition, the Company acquired ten retail dealerships (the "Holiday World Dealerships"). The Company subsequently sold all of the Holiday World Dealerships in 1996 and 1997.

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

        The Company attempts to encourage and reinforce customer loyalty through clubs for the owners of its products so that they may share experiences and communicate with each other. The Company's clubs currently have more than 15,000 members. The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company's new models and obtain maintenance and service guidance. Attendance at Company-sponsored rallies can be as high as 1800 recreational vehicles. The Company frequently receives support from its dealers and suppliers to host these rallies.

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

        The Company offers a warranty to all purchasers of its new vehicles. The Company's current warranty covers its products for up to one year from the date of retail sale (five years for the front and sidewall frame structure). In addition, customers are protected by the warranties of major component suppliers such as those of Cummins Engine Company, Inc. ("Cummins") (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation ("Dana") (axles), Allison Transmission Division of General Motors Corporation ("Allison") (transmissions) and Chevrolet Motor Division of General Motors Corporation ("Chevrolet"), Ford Motor Company ("Ford") and Freightliner Custom Chassis Corporation ("Freightliner") (chassis). The Company's warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company's dealers or authorized service centers. As of January 2, 1999, the Company had 263 dealerships providing service to owners of the Company's products. In addition, owners of the Company's diesel products have access to the entire Cummins dealer network, which includes over 2,000 repair centers.

        The Company operates service centers in Coburg, Oregon and Elkhart and Wakarusa, Indiana. The Company had approximately 168 employees in customer service at January 2, 1999. The Company maintains individualized production records and a computerized warranty tracking system which enable the Company's service personnel to identify problems quickly and to provide individualized customer service. While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center. The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company's customers and to quickly address their technical problems.

         The Company is currently expanding its on-line dealer support network to assist its service personnel and dealers in providing better service to the Company's customers. Service personnel and dealerships will be able to access information relating to specific models and sales orders, file warranty claims and track their status, and view and order parts through an electronic parts catalog.

MANUFACTURING

        The Company currently operates motorized manufacturing facilities in Coburg, Oregon, where it manufactures Signature Series, Executive, Dynasty and Navigator motor coaches and in Wakarusa, Indiana, where it manufactures Imperial, Endeavor, Vacationer, Dynasty, Diplomat, La Palma, Admiral and Windsor motor coaches. The Company's towable manufacturing facilities are in Elkhart, Indiana, where it manufactures Holiday Rambler fifth wheel and travel trailers, and Springfield, Oregon, where it manufactures McKenzie fifth wheel and travel trailers. The Company also operates its Royale Coach bus conversion facility in Elkhart, Indiana.

        The Company completed an upgrade and expansion of its Wakarusa motorized facility in the first quarter of 1998 and is currently in the process of upgrading and expanding its Coburg motorized facility to allow increased production of its current mix of products as well as new capacity to build its low-end diesel and gasoline powered motor coaches. The Company believes this expansion will be completed by the fourth quarter of 1999.* The Company's motor coach production capacity at the end of 1998 was three units per day at its Coburg facility and 25 units per day at its Wakarusa facility. The Company believes that when the Coburg expansion is complete motor coach production capacity in Oregon will increase to 23 units per day.* The Company believes that this expanded manufacturing capacity will free the Company from capacity constraints on its motor coaches and allow the Company to gradually increase its overall production volumes for motor coaches, consistent with anticipated market demand.*

        The expansion of the Wakarusa motorized facility and the subsequent consolidation of all Indiana motorized production into that facility freed up existing space at the Elkhart facility which enabled the Company to consolidate all Indiana towable production into that facility in June 1998. This allowed the Company to vacate existing leased towable manufacturing space in Wakarusa prior to the expiration of that lease in July 1998. Subsequent to the consolidation the Company expanded and upgraded the Elkhart towable facility. The Company's current towables production capacity is a combined 21 units per day at its Springfield and Elkhart facilities.

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

        Each facility has several stations for manufacturing, organized into four broad categories: chassis manufacturing, body manufacturing, painting and finishing. It takes from two weeks to two months to build each unit, depending on the product. The Company keeps a detailed log book during the manufacture of each product and has a computerized service tracking system.

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

        The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 750 vendors. These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle. The Company attempts to minimize its level of inventory by ordering most parts as it needs them. Certain key components that require longer purchasing lead times are ordered based on planned needs. Examples of these components are diesel engines, axles, transmissions, chassis and interior designer fabrics. The Company has a variety of major suppliers, including Allison, Workhorse, Cummins, Dana, Ford and Freightliner. The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them. To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis and transmissions in stock or available at the suppliers' facilities and believes that, in an emergency, other suppliers could fill the Company's needs on an interim basis. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. The Company presently believes that its allocation is sufficient to enable the unit volume increases that are planned for models using that transmission and does not forsee any operating difficulties with respect to this issue.* Nevertheless, there can be no assurance that Allison or any of the other suppliers will be able to meet the Company's future requirements for transmissions or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

BACKLOG

        The Company's products are generally manufactured against orders from the Company's dealers. As of January 2, 1999, the Company's backlog of orders was $233.2 million compared to $170.8 million at January 3, 1998. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

COMPETITION

        The market for recreational vehicles is highly competitive. The Company currently encounters significant competition at each price point for its recreational vehicle products. The Company believes that the principal competitive factors that affect the market for the Company's products include product quality, product features, reliability, performance, quality of support and customer service, loyalty of customers, brand recognition and price. The Company believes that it competes favorably against its competitors with respect to each of these factors. The Company's competitors include, among others:
Coachmen Industries, Inc., Fleetwood Enterprises, Inc., National R.V. Holdings, Inc., Skyline Corporation, SMC Corporation, Thor Industries, Inc. and Winnebago Industries, Inc. Many of the Company's competitors have significant financial resources and extensive marketing capabilities. There can be no assurance that either existing or new competitors will not develop products that are superior to or that achieve better consumer acceptance than the Company's products, or that the Company will continue to remain competitive.

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

        The Company has submitted applications for "Title V" air permits for all of its existing and new operations. The air permits have either been issued or are in the process of being issued by the relevant state agency.

        The Company does not currently anticipate that any additional air pollution control equipment will be required as a condition of receiving new air permits, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.*

        While the Company has in the past provided notice to the relevant state agencies that air permit violations have occurred at its facilities, the Company has resolved all such issues with those agencies, and the Company believes that there are no ongoing violations of any of its existing air permits at any of its owned or leased facilities at this time. However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

        REMEDIATION The Company has identified petroleum and/or solvent ground contamination at the Elkhart, Indiana manufacturing facility, at the Wakarusa, Indiana manufacturing facility and the Leesburg, Florida dealership acquired in the Holiday Acquisition and subsequently sold in 1997. The Company has completed all investigation and remediation at the Wakarusa and Elkhart sites and has recommended to the relevant Indiana regulatory authority that no further action be taken because all remaining contaminants are below the state's cleanup standards. The Company currently expects that the regulatory authority will concur with this finding, although there is no assurance that such approval will be forthcoming or that the regulatory authority will not require additional investigation and/or remediation.* In Florida, because of recent regulatory changes, the Company has submitted a recommendation to the relevant state regulatory authority that no further action be taken because all remaining contaminants are below the state's cleanup standards. The Company currently expects that the regulatory authority will concur with this finding, although there is no assurance that such approval will be forthcoming or that the regulatory authority will not require additional investigation and/or remediation.* With regard to the Wakarusa and Leesburg sites, the Company is indemnified by Harley-Davidson for investigation and remediation costs incurred by the Company (subject to a $300,000 deductible in the case of the Wakarusa site and subject to a $10 million maximum in the case of the Wakarusa site and a $5 million maximum in the case of the Leesburg site for matters, such as these, that were identified at the closing of the Holiday Acquisition).

        The Company does not believe that any costs it will bear with respect to continued investigation or remediation of the foregoing locations and other facilities currently or formerly owned or occupied by the Company will have a material adverse effect upon the Company's business, results of operations or financial condition.* Nevertheless, there can be no assurance that the Company will not discover additional environmental problems or that the cost to the Company of the remediation activities will not exceed the Company's expectations.

EMPLOYEES

        As of January 2, 1999, the Company had 3,043 employees, including 2,547 in production, 62 in sales, 168 in service and 266 in management and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues. The Company believes its relations with its employees are good.

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

ITEM 2.  PROPERTIES

        The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company's current and planned manufacturing facilities:


                                                    APPROXIMATE
MANUFACTURING FACILITY               OWNED/LEASED  SQUARE FOOTAGE    PRODUCTS MANUFACTURED
-----------------------------------  ------------  ---------------------------------------
Coburg, Oregon.....................     Owned          330,000         Motor Coaches
Elkhart, Indiana...................     Owned          362,000         Towables
Elkhart, Indiana...................     Owned           30,000         Bus Conversions
Wakarusa, Indiana..................     Owned        1,154,000         Motor Coaches
Nappanee, Indiana..................     Owned          130,000         Wood Components
Springfield, Oregon................     Leased         100,000         Towables

        The Company believes that after the recent expansion of its motor coach and towable facilities in Indiana, its existing facilities, along with the future expansion in Coburg, will be sufficient to meet its production requirements for the foreseeable future.* Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company's foreseeable needs would be available on commercially reasonable terms.*

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in legal proceedings arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. In addition, in connection with the Holiday Acquisition, the Company assumed most of the liabilities of that business, including product liability and warranty claims. The Company does not believe that the outcome of its pending legal proceedings, net of insurance coverage, will have a material adverse effect on the business, financial condition or results of operations of the Company.*


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

        The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MNC." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock (rounded to the nearest $.01 per share).


                                      HIGH                LOW
1997
    First Quarter                    $ 9.56              $ 6.89
    Second Quarter                   $10.33              $ 7.33
    Third Quarter                    $11.44              $ 9.33
    Fourth Quarter                   $11.44              $ 9.89

1998
    First Quarter                    $17.78              $11.22
    Second Quarter                   $19.75              $15.67
    Third Quarter                    $19.58              $13.08
    Fourth Quarter                   $26.50              $14.25

        On March 31, 1999 the last reported sale price of the Company's Common Stock on the New York Stock Exchange was $23.0625. As of March 31, 1999, there were approximately 295 holders of record of the Company's Common Stock.

        The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's existing loan agreements prohibit the payment of dividends on the Common Stock without the lenders' consent.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The Consolidated Statements of Income Data set forth below with respect to fiscal years 1996, 1997 and 1998, and the Consolidated Balance Sheet Data at January 3, 1998 and January 2, 1999, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 1994 and 1995 and the Consolidated Balance Sheet Data at December 31, 1994, December 30, 1995 and December 28, 1996 are derived from audited financial statements of the Company, which are not included in this Annual Report on Form 10-K.

        The data set forth in the following table should be read in conjunction with, and are qualified in their entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

FIVE-YEAR SELECTED FINANCIAL DATA

The following table sets forth financial data of Monaco Coach Corporation for the years indicated (in thousands of dollars, except share and per share data and consolidated operating data).


                                                                          Fiscal Year
                                            -------------------------------------------------------------------------
                                                1994          1995          1996 (1)       1997 (1)         1998
                                            -------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net sales                                       $107,300      $141,611       $365,638       $441,895        $594,802
Cost of sales                                     89,894       124,592        317,909(2)     382,367         512,570
---------------------------------------------------------------------------------------------------------------------
     Gross profit                                 17,406        17,019         47,729         59,528          82,232
Selling, general and
     administrative expenses                       7,256         8,147         33,371         36,307          41,571
Amortization of goodwill                             517           517            617            594             645
---------------------------------------------------------------------------------------------------------------------
     Operating income                              9,633         8,355         13,741         22,627          40,016
Other expense (income), net                         (153)           40           (244)          (468)           (607)
Interest expense                                      69           298          3,914          2,379           1,861
Gain on sale of dealership assets                                                                539
---------------------------------------------------------------------------------------------------------------------
     Income before provision
          for income taxes                         9,717         8,017         10,071         21,255          38,762
Provision for income taxes                         3,776         3,119          4,162          8,819          16,093
---------------------------------------------------------------------------------------------------------------------
     Net income                                    5,941         4,898          5,909         12,436          22,669
Redeemable preferred stock dividends                                              (75)
Accretion of redeemable preferred stock                                           (84)          (317)
---------------------------------------------------------------------------------------------------------------------
Net income attributable to common stock            5,941         4,898          5,750         12,119          22,669
---------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   Basic                                           $0.60         $0.49          $0.58(3)       $1.08           $1.82
   Diluted                                         $0.59         $0.49          $0.56(3)       $1.06           $1.78
Weighted average shares outstanding:
   Basic                                       9,893,884     9,916,485      9,949,920     11,243,895      12,438,669
   Diluted                                    10,056,901    10,065,111     10,495,777     11,696,976      12,721,323

CONSOLIDATED OPERATING DATA:
Units sold: (4)
     Motor coaches                                   717           982          2,733          3,347           4,768
     Towables                                                                   1,977          2,397           2,217
Dealerships at end of period                          48            49            159            208             263

CONSOLIDATED BALANCE SHEET DATA:
Working capital                                   $5,910        $3,795         $4,502        $10,412         $23,676
Total assets                                      48,219        68,502        135,368        159,832         190,127
Long-term borrowings, less current portion                       5,000         16,500         11,500           5,400
Redeemable preferred stock                        -             -               2,687              0               0
Total stockholders' equity                        32,945        37,930         43,807         74,748          98,193

(1) Includes the operations of Holiday Rambler and the Holiday World Dealerships from March 4, 1996. The Holiday World Dealerships generated $25.0 million and $6.8 million in net sales in 1996 and 1997, respectively, which included the sale of 820 and 211 units in 1996 and 1997, respectively, that were either previously owned or not Holiday Rambler units, as well as service revenues. The Company sold seven Holiday World Dealerships in 1996 and the remaining three dealerships in 1997.
(2) Includes a $1.7 million increase in cost of sales resulting from the sale of inventory that was written up to fair value at the date of the Holiday Acquisition.
(3) Includes a one time charge of $0.10 per share, net of tax effect, related to the inventory write-up described in Note 2 above. Excluding this charge, diluted earnings per common share would have been $0.66 per share.
(4) Excludes units sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

        The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The Predecessor's management and the manufacturing of its High-Line Class A motor coaches were largely unaffected by the Predecessor Acquisition. However, the Company's consolidated financial statements for fiscal years 1996, 1997 and 1998 all contain Predecessor Acquisition-related expenses, consisting primarily of the amortization of acquired goodwill.

        On March 4, 1996, the Company acquired from Harley-Davidson certain assets of Holiday Rambler (the "Holiday Acquisition") in exchange for $21.5 million in cash, 65,217 shares of Redeemable Preferred Stock (which was subsequently converted into 230,767 shares of Common Stock), and the assumption of most of the liabilities of Holiday Rambler. Concurrently, the Company acquired ten Holiday World Dealerships for $13.0 million, including a $12.0 million subordinated promissory note, and the assumption of certain liabilities. The Company sold seven Holiday World Dealerships in 1996, retired the $12.0 million note from the proceeds of these sales, and sold the remaining three dealerships in 1997. The Holiday Acquisition was accounted for using the purchase method of accounting.

        Beginning on March 4, 1996, the acquired operations were incorporated into the Company's consolidated financial statements. The Company's consolidated financial statements for the fiscal years ended December 28, 1996, January 3, 1998 and January 2, 1999 contain expenses related to the Holiday Acquisition, consisting of interest expense, the amortization of debt issuance costs and Holiday Acquisition goodwill. The Company's consolidated financial statements for the year ended December 28, 1996 also include a $1.7 million increase in cost of sales resulting from the sale of inventory in the first and second quarters of 1996 that was written up to fair value at the date of the Holiday Acquisition.

RESULTS OF OPERATIONS

        1998 COMPARED WITH 1997

        Net sales increased 34.6% from $441.9 million in 1997 to $594.8 million in 1998. Included in net sales in 1997 were $10.1 million of sales of units that were either previously owned or not Holiday Rambler units and service revenues generated by the Holiday World Dealerships prior to their sale. The Company's overall unit sales increased 21.6% from 5,744 units in 1997 to 6,985 units in 1998 (excluding 211 units in 1997 sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units). The Company's unit sales were up 43.2% in 1998 on the motorized side and down 7.9% for towables. The Company's 1998 sales of motorized units were helped by the introduction of three new motorized products in 1998 which accounted for 989 of the 1,439 unit increase in motorized unit sales. The Company's sales of towable units were dampened in 1998 by the consolidation of the two Indiana-based towable facilities into one Company-owned facility in Elkhart, Indiana. This consolidation slowed unit production volume in that facility in the second quarter of 1998, and production of towables in Indiana was constrained in the second half of 1998 while that plant was expanded and remodeled. The remodeling and expansion of the Elkhart facility was completed by the end of the year and Indiana towable production capacity has now returned to pre-consolidation levels. The Company's overall average unit selling price (excluding units sold by the Holiday World dealerships that were either previously owned or not Holiday Rambler units) increased from $76,900 in 1997 to $86,100 in 1998 reflecting the strong showing of the Company's motorized products.

        Gross profit increased by $22.7 million from $59.5 million in 1997 to $82.2 million in 1998 and gross margin increased from 13.5% in 1997 to 13.8% in 1998. In 1998 gross margin was aided by manufacturing efficiencies resulting from higher volume in both motorized production facilities. This improvement was dampened by lower gross margins in the three towable plants in the first half of 1998 due to reduced production volumes in those plants and by costs incurred in the second quarter of 1998 related to consolidation of the two Indiana-based towable plants into one Company-owned facility in Elkhart, Indiana. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

        Selling, general and administrative expenses increased by $5.3 million from $36.3 million in 1997 to $41.6 million in 1998 and decreased as a percentage of net sales from 8.2% in 1997 to 7.0% in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level as well as savings derived from consolidation of Indiana-based office staff into office space built in conjunction with the expansion of production facilities in Wakarusa, Indiana.

        Amortization of goodwill was $594,000 in 1997 and $645,000 in 1998. At January 2, 1999, goodwill arising from the Predecessor Acquisition, net of accumulated amortization, was $17.7 million, which is currently being amortized on a straight-line basis over 40 years. Goodwill from the Holiday Acquisition, net of accumulated amortization, was $2.2 million, and is being amortized over 20 years.

        Operating income increased $17.4 million from $22.6 million in 1997 to $40.0 million in 1998. The increase in the Company's gross margin combined with the reduction of selling, general and administrative expenses as a percentage of net sales resulted in an increase in operating margin from 5.1% in 1997 to 6.7% in 1998.

        Interest expense decreased from $2.4 million in 1997 to $1.9 million in 1998. The Company's 1997 interest expense included approximately $281,000 of floor plan interest expense relating to the Holiday World dealerships. Additionally, interest expense included $411,000 in both years related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period. The Company capitalized $643,000 of interest in 1997 and $44,000 in 1998 related to the construction in progress at the manufacturing facilities in Wakarusa, Indiana.
                  In the third quarter of 1997 the Company had other income from the sale of its two remaining Holiday World retail dealerships which resulted in a pretax gain on the sale of the buildings and fixed assets from the stores of $539,000. The impact was $315,000, net of tax, or 2.7 cents per share. The Company had other income of $523,000 in the third quarter of 1998 related to insurance reimbursement of income loss from the fire at our Coburg manufacturing plant in July of 1997. The impact was $306,000, net of tax, or 2.4 cents per share.

        The Company reported a provision for income taxes of $8.8 million, or an effective tax rate of 41.5%, for 1997 compared to $16.1 million, or an effective tax rate of 41.5%, for 1998.

        Net income increased by $10.3 million from $12.4 million in 1997 to $22.7 million in 1998 due to the increase in net sales combined with an improvement in operating margin and a decrease in interest expense.


        1997 COMPARED WITH 1996

        Net sales increased 20.9% from $365.6 million in 1996 to $441.9 million in 1997. Included in net sales in 1996 and 1997 were, $25.9 million and $10.1 million, respectively, representing sales of units that were either previously owned or not Holiday Rambler units and service revenues generated by the Holiday World Dealerships prior to their sale. The Company's overall unit sales increased 22.0% from 4,710 units in 1996 to 5,744 units in 1997 (excluding 820 units in 1996 and 211 units in 1997 sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units). The Company's unit sales were up 22.5% on the motorized side and 21.2% for towables. The Company's overall average unit selling price (excluding units sold by the Holiday World dealerships that were either previously owned or not Holiday Rambler units) increased slightly from $74,000 in 1996 to $76,900 in 1997.


        Gross profit increased by $11.8 million from $47.7 million in 1996 to $59.5 million in 1997, and gross margin increased from 13.1% in 1996 to 13.5% in 1997. In 1996 gross profit and gross margin were limited by a

$1.7 million increase in cost of sales as a result of an inventory write-up to fair value arising from the Holiday Acquisition. Without this charge, gross profit would have been $49.5 million and gross margin would have been 13.5% for 1996.

        Selling, general and administrative expenses increased by $2.9 million from $33.4 million in 1996 to $36.3 million in 1997 and decreased as a percentage of net sales from 9.1% in 1996 to 8.2% in 1997. The relatively high percentage of selling, general and administrative expenses to net sales in 1996 was primarily attributable to the addition of the Holiday Rambler operations which had traditionally had a higher percentage than Monaco.

        Amortization of goodwill was $617,000 in 1996 compared with $594,000 in 1997.

        Operating income increased $8.9 million from $13.7 million in 1996 to $22.6 million in 1997. The increase in the Company's gross margin combined with the reduction of selling, general and administrative expenses as a percentage of net sales, resulted in an increase in operating margin from 3.8% in 1996 to 5.1% in 1997. The Company's operating margin was adversely affected in 1996 by a $1.7 million expense related to an inventory write-up to fair value as a result of the Holiday Acquisition. Without that charge, the Company's operating margin would have been 4.2% for the year.

        Interest expense decreased substantially from $3.9 million in 1996 to $2.4 million in 1997. The Company's 1996 interest expense included approximately $992,000 of floor plan interest expense relating to the Holiday World Dealerships compared with $281,000 in 1997. Additionally, interest expense included, $343,000 in 1996 and $411,000 in 1997, related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Holiday Acquisition. These costs are being written off over a five-year period. The Company capitalized approximately $244,000 of interest in 1996 primarily due to the purchase of the Holiday World Dealerships and construction in progress at the manufacturing facility in Wakarusa, Indiana. The Company capitalized $643,000 of interest in 1997 related to the construction in progress at the manufacturing facilities in Wakarusa, Indiana.

             The Company sold its two remaining Holiday World retail dealerships during the third quarter of 1997 and had a pre-tax gain on the sale of the buildings and fixed assets from the stores of $539,000 which is reflected as a separate line item above income before income taxes on the Company's Consolidated Statements of Income. This equates to a $315,000 after-tax gain, or
2.7 cents per share.

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


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        POTENTIAL FLUCTUATIONS IN OPERATING RESULTS The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter. Demand in the overall recreational vehicle industry generally declines during the winter months, while sales and revenues are generally higher during the spring and summer months. With the broader range of recreational vehicles now offered by the Company, seasonal factors could have a significant impact on the Company's operating results in the future.
In addition, unusually severe weather conditions in certain markets could delay the timing of shipments from one quarter to another.

        CYCLICALITY The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles (excluding conversion vehicles) reached a peak of approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996. Although unit sales of High-Line Class A motor coaches have increased in each year since 1989, there can be no assurance that this trend will continue. Furthermore, the Company now offers a much broader range of recreational vehicle products and will likely be more susceptible to recreational vehicle industry cyclicality than in the past. Factors affecting cyclicality in the recreational vehicle industry include fuel availability and fuel prices, prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence. In particular, a decline in consumer confidence and/or a slowing of the overall economy has had a material adverse effect on the recreational vehicle market in the past. Recurrence of these conditions could have a material adverse effect on the Company's business, results of operations and financial condition.

        MANAGEMENT OF GROWTH Over the past three years the Company has experienced significant growth in the number of its employees and the scope of its business. This growth has resulted in the addition of new management personnel and increased responsibilities for existing management personnel, and has placed added pressure on the Company's operating, financial and management information systems. While management believes it has been successful in managing this expansion there can be no assurance that the Company will not encounter problems in the future associated with the continued growth of the Company. Failure to adequately support and manage the growth of its business could have a material adverse effect on the Company's business, results of operations and financial condition.

        MANUFACTURING EXPANSION The Company has significantly increased its manufacturing capacity over the last few years and recently announced plans for additional expansion of manufacturing facilities. In 1999 the Company plans to greatly expand its existing Coburg, Oregon motorized facilities. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected building and production difficulties. In the past the Company experienced startup inefficiencies in manufacturing a new model and also has experienced difficulty in increasing production rates at a plant. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

        The setup of new models and scale-up of production facilities involve various risks and uncertainties, including timely performance of a large number of contractors, subcontractors, suppliers and various government agencies that regulate and license construction, each of which is beyond the control of the Company. The setup of production for new models involves risks and costs associated with the development and acquisition of new production lines, molds and other machinery, the training of employees, and compliance with environmental, health and safety and other regulatory requirements. The inability of the Company to complete the scale-up of its facilities and to commence full-scale commercial production in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may from time to time experience lower than anticipated yields or production constraints that may adversely affect its ability to satisfy customer orders. Any prolonged inability to satisfy customer demand could have a material adverse effect on the Company's business, results of operations and financial condition.


        CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 263 dealerships located primarily in the United States and Canada at the end of 1998, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10.0% of the Company's net sales in 1998, the top two dealers accounted for approximately 14% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Sales and Marketing."

        POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $292.7 million as of January 2, 1999, with approximately 2.8% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 17 of Notes to the Company's Consolidated Financial Statements.

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

        DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis (Workhorse, Ford and Freightliner) for certain of its motorhome products. The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. The Company presently believes that its allocation is sufficient to enable the unit volume increases that are planned for models using that transmission and does not foresee any operating difficulties with respect to this issue.* Nevertheless, there can be no assurance that Allison or any of the other suppliers will be able to meet the Company's future requirements for transmissions or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-- Manufacturing."

        NEW PRODUCT INTRODUCTIONS The Company believes that the introduction of new features and new models will be critical to its future success. Delays in the introduction of new models or product features or a lack of market acceptance of new models or features and/or quality problems with new models or features could have a material adverse effect on the Company's business, results of operations and financial condition. For example unexpected costs associated with model changes have adversely affected the Company's gross margin in the past. Future product introductions could divert revenues from existing models and adversely affect the Company's business, results of operations and financial condition.

        COMPETITION The market for the Company's products is highly competitive. The Company currently competes with a number of other manufacturers of motor coaches, fifth wheel trailers and travel trailers, many of which have significant financial resources and extensive distribution capabilities. There can be no assurance that either existing or new competitors will not develop products that are superior to, or that achieve better consumer acceptance than, the Company's products, or that the Company will continue to remain competitive.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During 1998, the Company generated net cash from operations of $17.0 million. Net income and non-cash expenses such as depreciation and amortization generated approximately $27.6 million, which was partially offset by a net increase in the Company's working capital accounts caused by the higher level of net sales and increased production levels in the plants. Accounts receivable and inventories increased by $24.9 million which was more than the $15.5 million increase in accounts payable, accrued expenses and income taxes payable.

        The Company has credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million (the "Revolving Loans"). The Term Loan bears interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or the Eurodollar and is due and payable in full on March 1, 2001. The Term Loan requires monthly interest payments, quarterly principal payments and certain mandatory prepayments. The mandatory prepayments consist of: (i) an annual payment on April 30 of each year, of seventy-five percent (75%) of the Company's defined excess cash flow for the then most recently ended fiscal year; and (ii) a payment within two days of the sale of any Holiday World dealership, of the net cash proceeds received by the Company from such sale. While the Company has now sold all of the Holiday World dealerships, as of January 2, 1999, the Company was still holding approximately $884,000 in notes receivable relating to the sales of the stores which will fall under the provisions of subparagraph (ii) when payment is received. At January 2, 1999, the balance on the Term Loan was $10.4 million with $10.0 million at an effective interest rate of 6.56% and $400,000 at 7.75%. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or the Eurodollar. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of January 2, 1999, $1.6 million was outstanding under the Revolving Loans, with an effective interest rate of 7.75%. The Term Loan and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The oustanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft for financial reporting.

        The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At January 2, 1999, the Company had working capital of approximately $23.7 million, an increase of $13.3 million from working capital of $10.4 million at January 3, 1998. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.


        The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $10.3 million in 1998, primarily for the completion of the new Indiana paint facility, expansion of the Elkhart, Indiana towable facilities and site preparation for the expansion of its Coburg, Oregon manufacturing facilities. The Company anticipates capital expenditures in 1999 will total approximately $20.0 million, of which an estimated $15 million will be used to further expand its existing Coburg, Oregon manufacturing facilities.* The Company's remaining capital expenditures for 1999 are expected to be for computer system upgrades and various smaller-scale plant expansion or remodeling projects as well as normal replacement of outdated or worn-out equipment. The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products.
The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

        As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At January 2, 1999, approximately $292.7 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements, with approximately 2.8% concentrated with one dealer. If the Company were obligated to repurchase a significant number of products under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result, before the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Without upgrades, computer systems could fail or miscalculate causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

INTERNAL COMPUTER HARDWARE INFRASTRUCTURE

During the Company's acquisition of Holiday Rambler in 1996, the Company decided not to purchase the existing hardware or software that was being used by that operation. Instead, the Company decided to convert the operation to a client/server based hardware configuration which is Year 2000 compliant. Following the conversion in the Wakarusa facilities to the new hardware configurations during 1996, the Company has continued to upgrade the hardware infrastructure at all other Company facilities in Indiana and Oregon. The upgrading of computer hardware is on schedule and the Company estimates that more than 90 percent of these upgrades had been completed by January 2, 1999. The certification and testing phase is ongoing as affected components are remediated and upgraded. All hardware infrastructure activities are expected to be completed by the end of the second quarter of 1999.*

APPLICATION SOFTWARE

As part of the system conversion in Wakarusa in 1996, the Company decided to convert company-wide to a fully integrated financial and manufacturing software application. This Software implementation, which is expected to make approximately 90 percent of the Company's business application software Year 2000 compliant, is scheduled for company-wide implementation by the end of the second quarter of 1999.* Other application software that the Company uses is in the remediation phase which is being accomplished through vendor software replacements or upgrades. These application upgrades are expected to be completed by the end of the second quarter of 1999.* The certification and testing phase of all application software is ongoing and is expected to be complete in the third quarter of 1999.

IMBEDDED CHIP TECHNOLOGY

The Year 2000 risk also exists among other types of machinery and equipment that use imbedded computer chips or processors. For example: phone systems, security alarm systems, or other diagnostic equipment may contain computer chips that rely on date information to function properly. The Company began the assessment phase of this category during the fourth quarter of 1998. The Company does not expect that a significant amount of equipment used by the Company will be found to have Year 2000 problems that will require extensive remediation efforts or contingency plans.* All phases of this category are scheduled to be completed in the second quarter of 1999.*

THIRD-PARTY SUPPLIERS AND CUSTOMERS

The third-party suppliers and customers category includes completing all phases of the Year 2000 project using a prioritized list of third-parties most critical to the Company's operations and communicating with them about their plans and progress toward addressing the Year 2000 problem. The most significant third-party relationships and dependencies exist with financial institutions, along with suppliers of materials, communication services, utilities, and supplies. The Company is currently behind the original schedule within this category and is assessing the most critical third-parties' state of readiness for Year 2000. These assessments will be followed by development of strategies and contingency plans, with completion scheduled for mid-1999. Less critical third-party dependencies will be in the assessment phase in the second quarter of 1999 with contingency planning scheduled for completion by the latter part of 1999.

COSTS

From the time the Company began its hardware infrastructure and application software upgrades in 1996, the Company has spent approximately $1,150,000 through January 2, 1999 and expects to spend a total of approximately $200,000 in the future to complete upgrades in these categories.* No significant costs have been incurred in the categories of imbedded chip technology and third-party suppliers and customers. Total future costs related to these two categories are estimated to be less than $200,000.*

RISKS

        Although the Company expects its Year 2000 project to reduce the risk of business interruptions due to the Year 2000 problem, there can be no assurance that these results will be achieved. Failure to correct a Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Factors that give rise to uncertainty include failure to identify all susceptible systems, failure by third parties to address the Year 2000 problem whose systems or products, directly or indirectly, are depended on by the Company, loss of personnel resources within the Company to complete the Year 2000 project, or other similar uncertainties. Based on an assessment of the Company's current state of readiness with respect to the Year 2000 problem the Company believes that the most reasonably likely worst case scenario would involve the noncompliance of one or more of the Company's third-party financial institutions or key suppliers. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect funds from dealer finance companies, process payments to suppliers, and receive key material components from suppliers thus slowing or interrupting the production process. If this were to occur it could, depending on its duration, have a material impact on the Company's business, results of operations, financial condition and cash flows.


NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

        The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure about significant reportable operating segments about which separate financial information is available and is regularly evaluated by management. The Company has determined that its various divisions and subsidiaries do not constitute reportable operating segments as they have similar economic characteristics and are similar in the nature of products, manufacturing processes, customer characteristics, and distribution methods.

        Additionally, the Company implemented the disclosure requirements as revised in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits plans. The Company has revised its disclosures related to its defined contribution plan.





ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                PAGE
Monaco Coach Corporation--Consolidated Financial Statements:
      Report of Independent Accountants                                                          24
      Consolidated Balance Sheets as of January 3, 1998 and January 2, 1999                      25
      Consolidated Statements of Income for the Fiscal Years Ended December 28, 1996,
         January 3, 1998 and January 2, 1999                                                     26
      Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December
         28, 1996, January 3, 1998 and January 2, 1999                                           27
      Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 1996,
         January 3, 1998 and January 2, 1999                                                     28
      Notes to Consolidated Financial Statements                                                 29

Schedule Included in Item 14(a):
      II Valuation and Qualifying Accounts                                                       48

REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders' and Board of Directors of Monaco Coach Corporation:

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Monaco Coach Corporation and Subsidiaries (the Company) at January 3, 1998 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Eugene, Oregon
January 22, 1999, except for the debt covenant waiver information in Note 8, as to which the date is March 4, 1999

                            MONACO COACH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                     JANUARY 3,        JANUARY 2,
                                                                                        1998              1999
                                                                                 ----------------  ----------------
ASSETS
Current assets:
   Trade receivables, net of $127 and $397, respectively                         $        25,309   $        36,073
   Inventories                                                                            45,421            59,566
   Prepaid expenses                                                                          928               143
   Deferred income taxes                                                                   8,222            10,978
   Notes receivable                                                                        1,552               141

            Total current assets                                                          81,432           106,901

Notes receivable, less current portion                                                     1,125               769
Property, plant and equipment, net                                                        55,399            61,655
Debt issuance costs, net of accumulated amortization
     of $755 and $1,184, respectively                                                      1,358               929
Goodwill, net of accumulated amortization of $2,739
     and $3,384, respectively                                                             20,518            19,873

            Total assets                                                         $       159,832   $       190,127


LIABILITIES
Current liabilities:
   Book overdraft                                                                $         6,762   $        10,519
   Line of credit                                                                          9,353             1,640
   Current portion of long-term note payable                                               4,375             5,000
   Accounts payable                                                                       23,498            28,498
   Income taxes payable                                                                    1,005             4,149
   Accrued expenses and other liabilities                                                 26,027            33,419

            Total current liabilities                                                     71,020            83,225


Note payable, less current portion                                                        11,500             5,400
Deferred income tax liability                                                              2,564             3,309

            Total liabilities                                                             85,084            91,934


Commitments and contingencies (Note 17)


STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares
     authorized, 5,496,499 and 12,481,095 issued
     and outstanding respectively                                                             55               125
Additional paid-in capital                                                                44,241            44,947
Retained earnings                                                                         30,452            53,121

            Total stockholders' equity                                                    74,748            98,193

            Total liabilities and stockholders' equity                           $       159,832   $       190,127


The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998
               AND JANUARY 2, 1999 (IN THOUSANDS OF DOLLARS, EXCEPT
                            SHARE AND PER SHARE DATA)


                                                                         1996             1997           1998
                                                                    -----------------------------------------------
Net sales                                                           $      365,638    $    441,895   $     594,802
Cost of sales                                                              317,909         382,367         512,570

      Gross profit                                                          47,729          59,528          82,232

Selling, general and administrative expenses                                33,371          36,307          41,571
Amortization of goodwill                                                       617             594             645

      Operating income                                                      13,741          22,627          40,016

Other income, net                                                              244             468             607
Interest expense                                                            (3,914)         (2,379)         (1,861)
Gain on sale of dealership assets                                                              539

      Income before income taxes                                            10,071          21,255          38,762

Provision for income taxes                                                   4,162           8,819          16,093

      Net income                                                             5,909          12,436          22,669

Preferred stock dividends                                                      (75)
Accretion of redeemable preferred stock                                        (84)           (317)

      Net income attributable to
        common stock                                                $        5,750    $     12,119   $      22,669


Earnings per common share:
      Basic                                                             $.58             $ 1.08          $ 1.82
      Diluted                                                           $.56             $ 1.06          $ 1.78

Weighted average common shares outstanding:
      Basic                                                              9,949,920      11,243,895      12,438,669
      Diluted                                                           10,495,777      11,696,976      12,721,323



The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 28, 1996, JANUARY 3,
                            1998 AND JANUARY 2, 1999
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                         Common Stock         Additional
                                                   -------------------------    Paid-in      Retained
                                                     Shares        Amount       Capital      Earnings      Total
                                                   ------------  --------------------------------------------------
Balances, December 30, 1995                          4,410,889   $       44   $    25,303   $   12,583   $  37,930
Issuance of common stock                                19,578                         89                       89
Tax benefit of stock options exercised                                                 38                       38
Preferred stock accretion                                                                          (84)        (84)
Preferred stock dividends                                                                          (75)        (75)
Net income                                                                                       5,909       5,909

Balances, December 28, 1996                          4,430,467           44        25,430       18,333      43,807
Issuance of common stock                               835,265            9        15,697                   15,706
Conversion of preferred stock                          230,767            2         2,997                    2,999
Tax benefit of stock options exercised                                                117                      117
Preferred stock accretion                                                                         (317)       (317)
Net income                                                                                      12,436      12,436

Balances, January 3, 1998                            5,496,499           55        44,241       30,452      74,748
Issuance of common stock                                72,420            1           590                      591
Tax benefit of stock options exercised                                                185                      185
Stock splits                                         6,912,176           69           (69)                       0
Net income                                                                                      22,669      22,669

Balances, January 2, 1999                           12,481,095   $      125   $    44,947   $   53,121   $  98,193



The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
       THE YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998 AND JANUARY 2, 1999
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      1996              1997              1998
                                                               ----------------------------------------------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                  $           5,909     $     12,436        $   22,669

   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
      Gain on sale of dealership assets                                                      (539)
      Depreciation and amortization                                        3,005            3,641             4,947
      Loss (gain) on disposal of equipment                                    79                                (32)
      Deferred income taxes                                               (6,399)            (167)           (2,011)
      Change in assets and liabilities, net of effects
           of business combination:
         Trade receivables, net                                            1,266          (10,423)          (10,764)
         Inventories                                                       9,702             (790)          (14,145)
         Prepaid expenses                                                   (810)             415               785
         Accounts payable                                                   (457)            (720)            5,000
         Income taxes payable                                              7,141           (6,357)            3,144
         Accrued expenses and other liabilities                            7,246            2,463             7,392

            Net cash provided by (used in) operating
              activities                                                  26,682              (41)           16,985

Cash flows from investing activities:
   Additions to property and equipment                                    (7,327)         (19,617)          (10,286)
   Proceeds from sale of equipment                                                                              189
   Payment for business acquisition                                      (24,645)
   Proceeds from sale of retail stores and collections
      on notes receivable, net of closing costs                           11,749            1,249             1,847
   Other                                                                      40                0               (80)

            Net cash used in investing activities                        (20,183)         (18,368)           (8,330)

Cash flows from financing activities:
   Book overdraft                                                          1,939            4,307             3,757
   Borrowings (payments) on line of credit, net                           (6,056)           5,564            (7,713)
   Payments on subordinated note                                         (12,000)
   Borrowings on long-term notes payable                                  20,000
   Debt issuance costs                                                    (2,060)
   Borrowings (payments) on floor financing, net                                           (4,650)
   Payments on long-term notes payable                                    (8,500)          (2,625)           (5,475)
   Issuance of common stock                                                                16,351               591
   Cost to issue shares of common stock                                                      (645)
   Other                                                                     178              107               185

            Net cash provided by (used in) financing
              activities                                                  (6,499)          18,409            (8,655)

Net change in cash                                                             0                0                 0
Cash at beginning of period                                                    0                0                 0

Cash at end of period                                          $               0     $          0        $        0



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

      The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes a new framework for segment reporting which includes interim reporting requirements of selected segment information.

      The Company has determined that it has a single reportable operating segment consisting of the design, manufacture, and sale (wholesale) of recreational vehicles including motor coaches and towable fifth wheel and travel trailers. These product lines have similar economic characteristics and are similar in the nature of products, manufacturing processes, customer characteristics, and distribution methods.

      CONSOLIDATION POLICY

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

      FISCAL PERIOD

      The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31. Interim periods also end on the Saturday closest to the calendar quarter end. Therefore 1998 was 52 weeks long, 1997 was 53 weeks long and 1996 was 52 weeks long. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

      CONCENTRATION OF CREDIT RISK - The Company distributes its products through an independent dealer network for recreational vehicles. Sales to one customer were approximately 9%, 10%, and 6% of net revenues for the fiscal years ended December 28, 1996, January 3, 1998, and January 2, 1999 respectively. No other individual dealers represented over 10% of net revenues in any of the three years. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial results.

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

      RELIANCE ON KEY SUPPLIERS - The Company's production strategy relies on certain key suppliers' ability to deliver subassemblies and component parts in time to meet manufacturing schedules. The Company has a variety of key suppliers, including Allison, Workhorse, Cummins, Dana, Ford and Freightliner. The Company does not have any long-term contracts with these suppliers or their distributors. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. The Company presently believes that its allocation is sufficient to enable the unit volume increases that are planned for models using that transmission and does not foresee any operating difficulties with respect to this issue. Nevertheless, in light of these dependencies, it is possible that failure of Allison or any of the other suppliers to meet the Company's future requirements for transmissions or other key components could have a material near-term impact on the Company's business, results of operations and financial condition.

      WARRANTY CLAIMS - Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure).

      INVENTORIES

      Inventories consist of raw materials, work-in-process and finished recreational vehicles and are stated at the lower of cost (first-in, first-out) or market. Cost of work-in-process and finished recreational vehicles includes material, labor and manufacturing overhead costs.

      PROPERTY AND EQUIPMENT

      Property and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization. Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction. Capitalized interest was $48,000 in 1996, $643,000 in 1997 and $44,000 in 1998. Maintenance and repairs are charged to expense as incurred. Replacements and renewals are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      GOODWILL AND DEBT ISSUANCE COSTS

      Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at January 2, 1999, the unamortized amount was $17.7 million. The goodwill arising from the Holiday Acquisition (as hereinafter defined) is being amortized on a straight-line basis over 20 years; at January 2, 1999, the unamortized amount was $2.2 million. At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill and other long-lived assets. The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

      Unamortized debt issuance costs of $1.4 million at January 3, 1998 and $929,000 at January 2, 1999, arising from the Holiday Acquisition, are being amortized over the term of the loan.

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

      ADVERTISING COSTS

      The Company expenses advertising costs as incurred, except for prepaid show costs which are expensed when the event takes place. During 1998, approximately $6.8 million ($5.5 million in 1996 and $6.2 million in 1997) of advertising costs were expensed.

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are charged to expense as incurred and were $4.2 million for 1998 ($3.2 million in 1996 and $4.6 million for 1997).

      COMPREHENSIVE INCOME

      In 1998 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.




      Continued

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


      SUPPLEMENTAL CASHFLOW DISCLOSURES :
                                                                1996              1997              1998
                                                          -----------------  ----------------  ---------------
      Cash paid during the period for:
        Interest, net of amount capitalized of $244 in
            1996, $643 in 1997 and $44 in 1998            $          3,435   $         2,064   $        1,994

        Income taxes                                                 3,382            15,311           14,733

      Sale of retail stores:
        Notes receivable obtained from the sale of
          retail stores                                   $          2,730   $         2,038


2.   HOLIDAY ACQUISITION:

     On March 4, 1996, the Company acquired certain assets of the Holiday Rambler Recreational Vehicle Manufacturing Division ("Holiday Rambler") and certain assets of the Holiday World Retail Division ("Holiday World") of Harley-Davidson, Inc. ("Harley-Davidson"). The acquisition ("Holiday Acquisition") was accounted for as a purchase.

     The purchase price for Holiday Rambler and Holiday World was comprised of:

                                                                                                       (IN THOUSANDS)
          Cash, including transaction costs of $2.1 million, net of
              $836,000 received from Harley-Davidson                                                      $    24,645
          Preferred stock (Note 9)                                                                              2,599
          Subordinated debt                                                                                    12,000

                                                                                                          $    39,244

      The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at March 4, 1996, as follows:


                                                                                                       (IN THOUSANDS)
          Receivables                                                                                    $      9,536
          Inventories                                                                                          61,269
          Property and equipment                                                                               11,592
          Prepaids and other assets                                                                                86
          Assets held for sale                                                                                  7,100
          Goodwill                                                                                              2,560
          Notes payable                                                                                      (21,784)
          Accounts payable                                                                                   (16,851)
          Accrued liabilities                                                                                (14,264)

                                                                                                         $     39,244


      Continued

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

     The ten acquired Holiday World retail store properties were classified as "assets held for sale". Seven of the stores were sold during 1996 at a gain of $1.4 million, which has been reflected as an adjustment of goodwill. One store was sold during the first quarter of 1997 at a loss of $399,000, which also has adjusted goodwill. The remaining two stores were sold for a gain of $539,000 in the third quarter of 1997 which was recognized in the determination of net income for the period. The Company's results of operations and cash flows include Holiday World since March 4, 1996, as the operating activities of Holiday World are not clearly distinguishable from other continuing operations. Net sales of Holiday World stores subsequent to the purchase and included in the fiscal years ended December 28, 1996 and January 3, 1998 were $25.0 million and $6.8 million, respectively.

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


                                                                                                   (IN
                                                                                                THOUSANDS,
                                                                                                EXCEPT PER
                                                                                               SHARE DATA)
                                                                                                   1996
                                                                                              ---------------
          Net sales                                                                           $      419,440
          Net income                                                                                   4,699

          Diluted earnings per common share                                                            $ .45

3.    INVENTORIES:

      Inventories consist of the following:


                                                                                             (IN THOUSANDS)
                                                                                      January 3,         January 2,
                                                                                          1998              1999
                                                                                    ----------------   ---------------
          Raw materials                                                             $        20,826    $       34,207
          Work-in-process                                                                    20,212            21,299
          Finished units                                                                      4,383             4,060

                                                                                    $        45,421    $       59,566

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    PROPERTY AND EQUIPMENT:


           Property and equipment consist of the following:                                   (IN THOUSANDS)
                                                                                      January 3,         January 2,
                                                                                          1998              1999
                                                                                    ----------------------------------
          Land                                                                      $         3,830    $        4,149
          Buildings                                                                          37,385            44,442
          Equipment                                                                           8,579            12,549
          Furniture and fixtures                                                              3,574             4,204
          Vehicles                                                                              746               942
          Leasehold improvements                                                                540               619
          Construction in progress                                                            6,320             4,161

                                                                                             60,974            71,066
          Less accumulated depreciation and amortization                                      5,575             9,411

                                                                                    $        55,399    $       61,655

5.    NOTES RECEIVABLE:

      The Company acquired notes receivable as consideration for the sale of certain Holiday World retail stores. The notes provide for the periodic collection of principal, with interest ranging from 8% to 10% and mature through September 2001.


6.    ACCRUED EXPENSES AND OTHER LIABILITIES:


                                                                                             (IN THOUSANDS)
                                                                                      January 3,         January 2,
                                                                                          1998              1999
                                                                                    -----------------------------------
          Payroll, vacation and related accruals                                    $         6,393    $       11,200
          Payroll and property taxes                                                          1,241             1,381
          Provision for warranty claims                                                       9,981            11,906
          Provision for product liability claims                                              5,259             5,698
          Promotional and advertising                                                           654               946
          Other                                                                               2,499             2,288

                                                                                    $        26,027    $       33,419

7.    LINE OF CREDIT:

      In connection with the Holiday Acquisition on March 5, 1996, the Company replaced its bank line of credit with new credit facilities consisting, in part, of a revolving line of credit of up to $45 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at .375%. There were outstanding borrowings of $1.6 million at January 2, 1999 with an effective interest rate of 7.75%.

      The weighted average interest rate on the outstanding borrowings under the revolving line of credit was 9.6% and 8.4% for 1997 and 1998, respectively. Interest expense on the unused available portion of the line was $186,000 or 3.4% and $154,000 or 3.7% of weighted average outstanding borrowings for 1997 and 1998, respectively. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to EBITDA (earnings before interest, taxes, depreciation and amortization), interest coverage ratio, leverage ratio and capital expenditures.

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  8. LONG-TERM BORROWINGS:

      In 1996, the Company obtained a term loan to finance the Holiday Acquisition, with interest payable monthly at various rates based on the Company's interest coverage ratio, expiring on March 1, 2001. The term loan requires quarterly principal payments and certain mandatory payments. At January 2, 1999, there were outstanding borrowings of $10.4 million, with $10.0 million at an effective rate of 6.56% under a Eurodollar arrangement, and $400,000 at a rate of 7.75%. The term loan is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to EBITDA, interest coverage ratio, leverage ratio and capital expenditures. The Company obtained a waiver from the lender for capital expenditures in 1998 that exceeded the restrictive covenant.

      The principal on the long-term debt is payable as follows:


                                        (IN THOUSANDS)
          1999                           $       5,000
          2000                                   4,250
          2001                                   1,150

                                         $      10,400

 9.   PREFERRED STOCK:

      The Company has authorized "blank check" preferred stock (2,000,000 shares authorized, $.01 par value) ("Preferred Stock"), which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of the Preferred Stock. There were no shares of Preferred Stock outstanding as of January 3, 1998 or January 2, 1999.

      The Company had designated 100,000 shares of the original 2,000,000 shares authorized of Preferred Stock as Series A Convertible Preferred Stock ("Series A") at $.01 par value. The Company issued 65,217 shares of Series A in connection with the Holiday Acquisition. The outstanding shares of Series A were converted into 230,767 shares of Common Stock in conjunction with the Company's secondary public offering on June 23, 1997. A total of 34,783 unissued shares of Series A remain authorized with none outstanding at January 2, 1999.

      The excess of redemption value over the carrying value of Series A was accreted by charges to retained earnings. For the years ended December 28, 1996 and January 3, 1998, the accretion charge was $84,000 and $317,000, respectively.

                           MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.   INCOME TAXES:

      The provision for income taxes for the years ended December 28, 1996, January 3, 1998 and January 2, 1999 is as follows:

                                                                                    (IN THOUSANDS)
                                                                       1996              1997               1998
                                                                 -----------------------------------------------------
          Current:
             Federal                                             $         8,563   $         7,349    $        14,985
             State                                                         1,998             1,637              3,119

                                                                          10,561             8,986             18,104
          Deferred:
             Federal                                                     (5,245)             (136)            (1,660)
             State                                                       (1,154)              (31)              (351)

                      Provision for income taxes                 $         4,162   $         8,819    $        16,093

      The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company's effective income tax rate is as follows:

                                                                                    (IN THOUSANDS)
                                                                       1996              1997               1998
                                                                 -----------------------------------------------------
          Expected U.S. federal income taxes at
               statutory rates                                   $         3,525    $        7,439    $        13,567
          State and local income taxes, net of
               federal benefit                                               541             1,106              1,799
          Other                                                               96               274                727

                                                                 $         4,162    $        8,819    $        16,093

      The components of the current net deferred tax asset and long-term net deferred tax liability are:

                                                                                             (IN THOUSANDS)
                                                                                      January 3,         January 2,
                                                                                          1998              1999
                                                                                    ----------------------------------
          Current deferred income tax assets:
             Warranty liability                                                     $         3,994    $        4,717
             Product liability                                                                2,228             2,374
             Inventory reserves and other accruals                                            1,115             2,119
             Contingent dealer rebates                                                          158               219
             Payroll and related                                                                727             1,549

                                                                                    $         8,222    $       10,978
          Long-term deferred income tax liabilities:
             Depreciation                                                           $           979    $        1,301
             Amortization                                                                     1,585             2,008

                                                                                    $         2,564    $        3,309

      Management believes that the temporary differences which gave rise to the deferred income tax assets will be reversed in the foreseeable future and that the benefit thereof will be realized as a reduction in the provision for current income taxes.

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



11.   EARNINGS PER SHARE:

      EARNINGS PER SHARE

      Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator. The weighted average number of common shares used in the computation of earnings per common share for the years ended December 28, 1996, January 3, 1998 and January 2, 1999 are as follows:


                                                                       1996               1997              1998
                                                                 ----------------   ----------------  ----------------
          BASIC
          Issued and outstanding shares (weighted
               average)                                                9,949,920         11,243,895        12,438,669

          EFFECT OF DILUTIVE SECURITIES
          Stock options                                                  119,470            214,275           282,654
          Convertible preferred stock                                    426,387            238,806

          DILUTED                                                     10,495,777         11,696,976        12,721,323

      STOCK SPLITS

      On March 16, 1998, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on the Company's Common stock. On November 2, 1998, an additional three-for-two stock split was declared in the form of a 50% stock dividend on the Company's Common stock. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock splits. Share amounts presented in the Consolidated Statement of Stockholders' Equity reflect the actual share amounts outstanding for each period presented.


12.   LEASES:

      The Company leases administrative and production facilities under operating leases that expire in 2002 and has the option to renew the leases annually for the two subsequent years. Lease terms, upon renewal, will be adjusted for changes in the Consumer Price Index since the date of occupancy. Total rental expense for the fiscal years ended December 28, 1996, January 3, 1998, and January 2, 1999 related to operating leases amounted to approximately $570,000, $1.1 million, and $1.1 million respectively.

      Approximate future minimum rental commitments under these leases at January 2, 1999 are summarized as follows:


                       Fiscal Year
                       ------------                           (IN THOUSANDS)
                           1999                                    $490
                           2000                                     409
                           2001                                     358
                           2002                                     212

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




13.   BONUS PLAN:

      The Company has a discretionary bonus plan for certain key employees. Bonus expense included in selling, general and administrative expenses for the years ended December 28, 1996, January 3, 1998 and January 2, 1999 was $2.9 million , $4.3 million and $9.0 million, respectively.


14.   STOCK PURCHASE PLAN:

      The Company has an Employee Stock Purchase Plan (the "Purchase Plan") - 1993, a Non employee Director Stock Option Plan (the "Director Plan") - 1993, and an Incentive Stock Option Plan (the "Option Plan") - 1993:

      STOCK PURCHASE PLAN

      The Company's Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has reserved 303,750 shares of Common Stock for issuance under the Purchase Plan. During the years ended January 3, 1998 and January 2, 1999, 23,445 shares and 17,835 shares, respectively, were purchased under the Purchase Plan. The weighted-average fair value of purchase rights granted in 1997 and 1998 was $8.50 and $16.13, respectively. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

      DIRECTORS' OPTION PLAN

      The Board of Directors and the stockholders have authorized a total of 90,000 shares of common stock for issuance pursuant to the Director Plan, which is currently administered by the Board. Under the Director Plan, each non-employee director of the Company, other than directors affiliated with Liberty Partners, L.P. or Monaco Capital Partners, is entitled to participate. Each eligible director will receive a nonstatutory option to purchase 18,000 shares of the Company's Common Stock. In connection with the effective date of the initial public offering on September 23, 1993, the Company granted options to purchase 18,000 shares of Common Stock to a director. In addition, as of September 30, 1994, each eligible director was granted an additional nonstatutory option to purchase 3,600 shares of Common Stock on September 30 of each year if, on such date, they have served on the Board of Directors for at least six months. Unless terminated sooner, the Director Plan will terminate in 2003. The exercise price of each option granted under the Director Plan is equal to the fair market value of a share of the Company's Common Stock on the date of grant. The initial option granted to each eligible director has a ten-year term and vests ratably over five years. Subsequent options granted under the Plan vest at the end of five years. As of January 2, 1999, no options have been exercised, and options to purchase 57,600 shares of Common Stock were outstanding.


Continued

                            MONACO COACH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.   STOCK PURCHASE PLAN, CONTINUED:

      OPTION PLAN

      The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant to employees and consultants of the Company of nonstatutory stock options. A total of 1,181,250 shares of Common Stock have been reserved for issuance under the Option Plan. As of January 2, 1999, options to purchase 463,382 shares of Common Stock were outstanding. These options vest ratably over five years commencing with the date of grant.

      The exercise price of all incentive stock options granted under the Option Plan must be at least equal to the fair market value of a share of the Company's Common Stock on the date of grant. With respect to any participant possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any option granted must equal at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years. The terms of all other options granted under the Option Plan may not exceed ten years.

      Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows (effected for the 1998 stock splits--see Note 11):

                                                      Shares       Price
                                                    -----------  -----------
        Outstanding at December 30, 1995               385,793      $ 4.28
           Granted                                     126,000        6.20
           Exercised                                   (31,792)       1.48
           Forfeited                                   (31,612)       4.52

        Outstanding at December 28, 1996               448,389        5.00
           Granted                                     152,832        8.10
           Exercised                                   (55,905)       3.63
           Forfeited                                   (42,249)       6.33

        Outstanding at January 3, 1998                 503,067        5.98
           Granted                                     125,552       17.40
           Exercised                                   (96,227)       4.30
           Forfeited                                   (11,410)       8.46

        Outstanding at January 2, 1999                 520,982      $ 8.99

      For various price ranges, weighted average characteristics of all outstanding stock options at January 2, 1999 were as follows:

                                Options Outstanding           Options Exercisable
                         ----------------------------------------------------------
           Range of                   Remaining    Weighted-              Weighted-
           Exercise                      Life       Average                Average
            Prices         Shares      (years)       Price     Shares       Price
        ---------------  ----------  -----------  ----------  ---------  ----------
        $ 1.48              62,606       4.2        $ 1.48       62,606   $   1.48
        $ 5.11 - 7.01      148,342       6.0          6.21       67,155       6.17
        $ 7.11 - 8.74      164,232       6.8          7.72       48,132       7.53
        $10.50 - 11.33      21,600       8.6         11.19        3,600      11.33
        $16.83 - 17.44     124,202       9.3         17.40        ---        ---

                           520,982                              181,493

Continued

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.   STOCK PURCHASE PLAN, CONTINUED:

      The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and thus no compensation cost has been recognized for the Director Plan, the Option Plan or the Purchase Plan. Had compensation cost for the three stock-based compensation plans been determined based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 1996         1997         1998
                                                              -----------   ---------   -----------
          Net income - as reported                            $    5,909    $ 12,436    $   22,669
          Net income - pro forma                                   5,752      12,158        22,226

          Diluted earnings per share - as reported            $      .56    $   1.06    $     1.78
          Diluted earnings per share - pro forma                     .55        1.04          1.75

      The pro forma effect on net income for 1996, 1997 and 1998 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             1996        1997       1998
                                                           ---------   ---------  ---------
          Risk-free interest rate                            6.33%       6.14%      5.57%
          Expected life (in years)                           7.50        6.16       6.69
          Expected volatility                               60.60%      56.07%     56.58%
          Expected dividend yield                            0.00%       0.00%      0.00%

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The fair value of the Company's financial instruments are presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

      LONG-TERM RECEIVABLES - The estimated fair value approximates the carrying value of $2.7 million and $910,000 at January 3, 1998 and January 2, 1999, respectively, due to the short maturity of these instruments.

      LONG-TERM BORROWINGS - The estimated fair values of long-term borrowings were determined by discounting estimated future cash flows using the Company's incremental borrowing rate. Based on this calculation, the estimated fair value approximates the carrying value of $15.9 million and $10.4 million at January 3, 1998 and January 2, 1999, respectively.

      LINE OF CREDIT - The carrying amount outstanding on the revolving line of credit is $9.4 million and $1.6 million at January 3, 1998 and January 2, 1999, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.


16.   401(K) DEFINED CONTRIBUTION PLAN

      The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees. Company contributions to the plan totaled $493,000 in 1998 ($370,000 in 1996 and $439,000 in 1997).

                            MONACO COACH CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

      The Company does not anticipate any material net losses will be incurred under these agreements. No material net losses were incurred during the years ended December 28, 1996, January 3, 1998 or January 2, 1999. The approximate amount subject to contingent repurchase obligations arising from these agreements at January 2, 1999 is $292.7 million. If the Company were obligated to repurchase a significant number of recreational vehicles in the future, losses and reduction in new recreational vehicle sales could result.

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

      OTHER COMMITMENTS

      In 1998, the Company began construction of a new production facility in Oregon. The new facility is expected to be completed in 1999 at a total estimated cost of $20.0 million. At January 2, 1999, the Company had incurred approximately $2.4 million in expenditures related to construction in progress on the facility.

                            MONACO COACH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.    QUARTERLY RESULTS (UNAUDITED):


YEAR ENDED DECEMBER 28, 1996(a)                              1st               2nd               3rd              4th
                                                         Quarter           Quarter           Quarter          Quarter
                                                ----------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                $61,964          $106,729          $102,065          $94,880
Gross profit                                               6,727            12,408            14,944           13,650
Operating income                                           1,930             2,934             4,109            4,768
Net income                                                   634               891             1,957            2,427
Net income attributable to common stock                      634               828             1,894            2,394
                                                ----------------------------------------------------------------------
Earnings per common share:
   Basic                                                   $0.06             $0.08             $0.19            $0.24
   Diluted                                                 $0.06             $0.08             $0.18            $0.23
                                                ----------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 3, 1998                                   1st               2nd               3rd              4th
                                                         Quarter           Quarter           Quarter          Quarter
                                                ----------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                               $109,024          $105,981          $105,796         $121,094
Gross profit                                              15,034            14,329            14,084           16,081
Operating income                                           5,391             5,341             5,361            6,534
Net income                                                 2,697             2,816             3,159            3,764
Net income attributable to common stock                    2,672             2,524             3,159            3,764
                                                ----------------------------------------------------------------------
Earnings per common share:
   Basic                                                   $0.27             $0.25             $0.26            $0.30
   Diluted                                                 $0.25             $0.24             $0.25            $0.30
                                                ----------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 2, 1999                                   1st               2nd               3rd              4th
                                                         Quarter           Quarter           Quarter          Quarter
                                                ----------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                               $137,176          $134,679          $153,223         $169,724
Gross profit                                              18,353            18,141            21,332           24,406
Operating income                                           7,616             8,173            10,770           13,457
Net income                                                 4,193             4,493             6,313            7,670
Net income attributable to common stock                    4,193             4,493             6,313            7,670
                                                ----------------------------------------------------------------------
Earnings per common share:
   Basic                                                   $0.34             $0.36             $0.51            $0.61
   Diluted                                                 $0.33             $0.35             $0.50            $0.60

                                                ----------------------------------------------------------------------

(a) Includes results of operations of Holiday Rambler and Holiday World after March 4, 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         Not Applicable

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

         2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Monaco Coach Corporation for the fiscal year ended December 28, 1996, January 3, 1998 and January 2, 1999 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Monaco Coach Corporation.

    SCHEDULE                                                              PAGE
    --------                                                              ----
       II             Valuation and Qualifying Accounts                    48

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

2.1(2) Asset Purchase Agreement dated as of January 21, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and the Registrant (the "HR Asset Purchase Agreement").

2.2(2) Amendment No. 1 to the HR Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and the Registrant.

2.3(2) Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Holding Corp., Holiday World, Inc., a California corporation, Holiday World, Inc., a Texas corporation, Holiday World, Inc., a Florida corporation, Holiday World, Inc., an Oregon corporation, Holiday World, Inc., an Indiana corporation, Holiday World, Inc., a Washington corporation, Holiday World, Inc., a New Mexico corporation, the Registrant and MCC Acquisition Corporation.

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

10.5(1) Registration Agreement dated March 5, 1993 between the Registrant, Liberty Investment Partners, II and SBA.

10.6(1) Registration Agreement dated March 5, 1993 among the Registrant, Monaco Capital Partners, Tucker Anthony Holding Corporation and certain other stockholders of the Registrant.

10.7(2) Credit Agreement dated as of March 5, 1996 among BT Commercial Corporation, Deutsche Financial Services Corporation, Nationsbank of Texas, N.A., LaSalle National Bank and Monaco Coach Corporation.

10.8(2) Registration Rights Agreement dated as of March 4, 1996 among Holiday Rambler LLC and Monaco Coach Corporation.

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

       (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 2, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

         April 2, 1999                              MONACO COACH CORPORATION

                                                    By: /s/Kay L. Toolson
                                                        -----------------------
                                                        Kay L. Toolson
                                                        Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

   Signature                             Title                         Date
--------------------------------------------------------------------------------

/s/ Kay L. Toolson      Chairman of the Board and Chief Executive  April 2, 1999
------------------      Officer (Principal Executive Officer)
(Kay L. Toolson)

/s/ John W. Nepute      Vice President of Finance and  Chief       April 2, 1999
------------------      Financial Officer (Principal Financial
(John W. Nepute)        and Accounting Officer)

/s/ Michael J. Kluger   Director                                   April 2, 1999
---------------------
(Michael J. Kluger)

/s/ Lee Posey           Director                                   April 2, 1999
----------------
(Lee Posey)

/s/ Carl E. Ring, Jr.   Director                                   April 2, 1999
---------------------
(Carl E. Ring, Jr.)

/s/ Richard A. Rouse    Director                                   April 2, 1999
--------------------
(Richard A. Rouse)

/s/ Roger A. Vandenberg Director                                   April 2, 1999
-----------------------
(Roger A. Vandenberg)

                            MONACO COACH CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                             LIABILITY
                                              BALANCE AT     ASSUMED AS       CHARGE                  BALANCE AT
                                               BEGINNING   AS PART OF THE       TO         CLAIMS       END OF
DESCRIPTION                                    OF PERIOD    ACQUISITION      EXPENSE        PAID        PERIOD
                                             ------------  --------------  -----------  -----------  ------------
Fiscal year ended December 28, 1996:
  Reserve for warranty....................      $  765         $6,593        $ 7,126      $ 5,965      $ 8,791

  Reserve for Product Liability...........      $1,037         $1,760        $ 3,404      $   757      $ 4,507

Fiscal year ended January 3, 1998:
  Reserve for warranty....................      $8,791                       $14,697      $13,507      $ 9,981

  Reserve for Product Liability...........      $4,507                       $ 3,929      $ 3,177      $ 5,259

Fiscal year ended January 2, 1999:
  Reserve for warranty....................      $9,981                       $12,726      $10,801      $11,906

  Reserve for Product Liability...........      $5,259                       $ 3,872      $ 3,433      $ 5,698

                                  EXHIBIT INDEX

Exhibit No.                                 Exhibit
-----------       -----------------------------------------------------------
2.1(2)            Asset Purchase Agreement dated as of January 21, 1996 among
                  Harley-Davidson, Inc., Holiday Rambler LLC, State Road
                  Properties L.P., and the Registrant (the "HR Asset Purchase
                  Agreement").

2.2(2) Amendment No. 1 to the HR Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and the Registrant.

2.3(2) Asset Purchase Agreement dated as of March 4, 1996 among Harley-Davidson, Inc., Holiday Holding Corp., Holiday World, Inc., a California corporation, Holiday World, Inc., a Texas corporation, Holiday World, Inc., a Florida corporation, Holiday World, Inc., an Oregon corporation, Holiday World, Inc., an Indiana corporation, Holiday World, Inc., a Washington corporation, Holiday World, Inc., a New Mexico corporation, the Registrant and MCC Acquisition Corporation.

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

10.5(1) Registration Agreement dated March 5, 1993 between the Registrant, Liberty Investment Partners, II and SBA.

10.6(1) Registration Agreement dated March 5, 1993 among the Registrant, Monaco Capital Partners, Tucker Anthony Holding Corporation and certain other stockholders of the Registrant.

10.7(2) Credit Agreement dated as of March 5, 1996 among BT Commercial Corporation, Deutsche Financial Services Corporation, Nationsbank of Texas, N.A., LaSalle National Bank and Monaco Coach Corporation.

10.8(2) Registration Rights Agreement dated as of March 4, 1996 among Holiday Rambler LLC and Monaco Coach Corporation.

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