Form 10-Q
period 1999-04-03
MONACO COACH CORP /DE/
filed 1999-05-18
CIK 910619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  April 3, 1999
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from __________________ to __________________

Commission File Number:  0-22256


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

YES __X__   NO _____


         The number of shares outstanding of common stock, $.01 par value, as of April 3, 1999: 12,498,365

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MONACO COACH CORPORATION

                                    FORM 10-Q

                                  APRIL 3, 1999

                                      INDEX

                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                        Reference
------------------------------                                                                        ---------
   ITEM 1.  FINANCIAL STATEMENTS.

      Condensed Consolidated Balance Sheets as of January 2, 1999 and
           April 3, 1999.                                                                                 4

      Condensed Consolidated Statements of Income for the quarter ended
           April 4, 1998 and April 3, 1999.                                                               5

      Condensed Consolidated Statements of Cash Flows for the quarter
           ended April 4, 1998 and April 3, 1999.                                                         6

      Notes to Condensed Consolidated Financial Statements.                                             7 - 8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.                                                         9 - 15

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                  15


PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                            16

   SIGNATURES                                                                                            17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            MONACO COACH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                                   JANUARY 2,         APRIL 3,
                                                                                      1999              1999
                                                                                 ----------------  ----------------
ASSETS
Current assets:
   Trade receivables, net                                                        $        36,073   $        43,981
   Inventories                                                                            59,566            65,221
   Prepaid expenses                                                                          143
   Deferred income taxes                                                                  10,978            11,480
   Notes receivable                                                                          141               722
                                                                                 ----------------  ----------------
            Total current assets                                                         106,901           121,404

Notes receivable, less current portion                                                       769
Property, plant and equipment, net                                                        61,655            69,323
Debt issuance costs, net of accumulated amortization
     of $1,184 and $1,930, respectively                                                      929               183
Goodwill, net of accumulated amortization of $3,384
     and $3,546, respectively                                                             19,873            19,711
                                                                                 ----------------  ----------------
            Total assets                                                         $       190,127   $       210,621
                                                                                 ----------------  ----------------
                                                                                 ----------------  ----------------

LIABILITIES
Current liabilities:
   Book overdraft                                                                $        10,519   $        10,695
   Line of credit                                                                          1,640
   Current portion of long-term note payable                                               5,000
   Accounts payable                                                                       28,498            43,946
   Income taxes payable                                                                    4,149             8,779
   Accrued expenses and other liabilities                                                 33,419            35,686
                                                                                 ----------------  ----------------
            Total current liabilities                                                     83,225            99,106

Note payable, less current portion                                                         5,400
Deferred income tax liability                                                              3,309             3,396
                                                                                 ----------------  ----------------
                                                                                          91,934           102,502
                                                                                 ----------------  ----------------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares
     authorized, 12,481,095 and 12,498,365 issued
     and outstanding respectively                                                            125               125
Additional paid-in capital                                                                44,947            44,995
Retained earnings                                                                         53,121            62,999
                                                                                 ----------------  ----------------
            Total stockholders' equity                                                    98,193           108,119
                                                                                 ----------------  ----------------
            Total liabilities and stockholders' equity                           $       190,127   $       210,621
                                                                                 ----------------  ----------------
                                                                                 ----------------  ----------------


See accompanying notes.

                            MONACO COACH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          QUARTER ENDED
                                                                                 --------------------------------
                                                                                    APRIL 4,         APRIL 3,
                                                                                      1998             1999
                                                                                 ---------------  ---------------
Net sales                                                                        $      137,176   $      193,201
Cost of sales                                                                           118,823          164,154
                                                                                 ---------------  ---------------
            Gross profit                                                                 18,353           29,047

Selling, general and administrative expenses                                             10,572           11,586
Amortization of goodwill                                                                    165              161
                                                                                 ---------------  ---------------
            Operating income                                                              7,616           17,300

Other income, net                                                                            56                9
Interest expense                                                                           (503)            (983)
                                                                                 ---------------  ---------------
            Income before income taxes                                                    7,169           16,326

Provision for income taxes                                                                2,976            6,448
                                                                                 ---------------  ---------------

            Net income                                                           $        4,193   $        9,878
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

Earnings per common share:
            Basic                                                                         $ .34            $ .79
            Diluted                                                                       $ .33            $ .77

Weighted average common shares outstanding:
            Basic                                                                    12,380,892       12,491,385
            Diluted                                                                  12,684,000       12,857,142


See accompanying notes.

                            MONACO COACH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                                            QUARTER ENDED
                                                                                   --------------------------------
                                                                                      APRIL 4,         APRIL 3,
                                                                                        1998             1999
                                                                                   ---------------  ---------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                                      $        4,193   $        9,878
   Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
      Depreciation and amortization                                                         1,109            1,843
      Deferred income taxes                                                                  (704)            (415)
      Changes in working capital accounts:
         Trade receivables, net                                                           (13,677)          (7,908)
         Inventories                                                                       (5,569)          (5,655)
         Prepaid expenses                                                                     512              143
         Accounts payable                                                                  14,456           15,448
         Income taxes payable                                                               2,732            4,630
         Accrued expenses and other liabilities                                             1,310            2,267
                                                                                   ---------------  ---------------
            Net cash provided by operating activities                                       4,362           20,231
                                                                                   ---------------  ---------------
Cash flows from investing activities:
   Additions to property, plant and equipment                                              (3,554)          (8,603)
   Proceeds from collections on notes receivable                                            1,032              188
                                                                                   ---------------  ---------------
            Net cash used in investing activities                                          (2,522)          (8,415)
                                                                                   ---------------  ---------------
Cash flows from financing activities:
   Book overdraft                                                                           1,403              176
   Borrowings (payments) on lines of credit, net                                           (2,796)          (1,640)
   Payments on long-term note payable                                                        (625)         (10,400)
   Issuance of common stock                                                                   178               48
                                                                                   ---------------  ---------------
            Net cash used in financing activities                                          (1,840)         (11,816)
                                                                                   ---------------  ---------------
Net change in cash                                                                              0                0
Cash at beginning of period                                                                     0                0
                                                                                   ---------------  ---------------
Cash at end of period                                                              $            0   $            0
                                                                                   ---------------  ---------------
                                                                                   ---------------  ---------------


See accompanying notes.

                            MONACO COACH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 2, 1999 and April 3, 1999, and the results of its operations and its cash flows for the quarters ended April 4, 1998 and April 3, 1999. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 2, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 2, 1999.

2.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

                                                                                          (IN THOUSANDS)
                                                                                   JANUARY 2,         APRIL 3,
                                                                                      1999              1999
                                                                                 ---------------   ---------------
         Raw materials                                                           $        34,207   $        32,038
         Work-in-process                                                                  21,299            23,180
         Finished units                                                                    4,060            10,003
                                                                                 ---------------   ---------------
                                                                                 $        59,566   $        65,221
                                                                                 ---------------   ---------------
                                                                                 ---------------   ---------------

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

4.   LINE OF CREDIT

     The Company has a bank line of credit consisting of a revolving line of credit of up to $20.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. There were no outstanding borrowings under the line of credit at April 3, 1999. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company.

5.   EARNINGS PER COMMON SHARE

     Basic earnings per common share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options. The weighted average number of common shares used in the computation of earnings per common share are as follows:

                                                                       APRIL 4,          APRIL 3,
                                                                       1998               1999
                                                                   ------------      ------------
          BASIC
          Issued and outstanding shares (weighted average)           12,380,892        12,491,385

          EFFECT OF DILUTIVE SECURITIES
          Stock Options                                                 303,108           365,757
                                                                   ------------      ------------
          DILUTED                                                    12,684,000        12,857,142
                                                                   ------------      ------------
                                                                   ------------      ------------



6.   COMMITMENTS AND CONTINGENCIES

     REPURCHASE AGREEMENTS

     Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles. Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that, for up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased.


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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include those below that have been marked with an asterisk (*). In addition, the Company may from time to time make forward-looking statements through statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption "Factors That May Affect Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption "Factors That May Affect Future Operating Results". The Company cautions the reader, however, that these factors may not be exhaustive.

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

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 3, 1999 COMPARED TO QUARTER ENDED APRIL 4, 1998

First quarter net sales increased 40.8% from $137.2 million in 1998 to $193.2 million in 1999. Gross sales dollars on motorized products were up 44.1% reflecting strong demand for the Company's motorized products combined with higher production rates in both the Coburg, Oregon and Wakarusa, Indiana motorized plants. The Company's gross towable sales were up 16.2% as a result of the ramp-up of the expanded and remodeled Indiana towable facility as well as increased demand for our McKenzie Towable models produced in our Springfield, Oregon facility. The Company's overall unit sales were up 44.3% in the first quarter of 1999 with motorized and towable unit sales being up 52.4% and 30.2% respectively. Even with the Company's recent successful introduction of two less expensive gasoline motor coach models the Company's average unit selling price declined just slightly in the first quarter of 1999 to $82,000 from $84,000 in the first quarter of 1998 reflecting the continued strong overall showing of the Company's motorized products.

Gross profit increased $10.6 million from $18.4 million in the first quarter of 1998 to $29.0 million in the first quarter of 1999 and gross margin increased from 13.4% in the first quarter of 1998 to 15.0% in the first quarter of 1999. In the first quarter of 1999 gross margin benefited from a strong mix of motorized products along with manufacturing efficiencies created from an increase in production volume in all of the Company's manufacturing plants. Gross margin in 1998 was dampened by lower gross margins in the three towable plants due to reduced production volumes in those plants. The Company consolidated its two Indiana-based towable plants into one Company-owned facility in Elkhart, Indiana in July of 1998 and expanded this facility in the second half of 1998. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $1.0 million from $10.6 million in the first quarter of 1998 to $11.6 million in the first quarter of 1999 and decreased as a percentage of sales from 7.7% in 1998 to 6.0% in 1999. Selling, general and administrative expenses benefited in the first quarter of 1999 from a $1.75 million adjustment in the estimated accrual for 1998 incentive based compensation. Without this benefit selling, general and administrative expenses in the first quarter of 1999 would have increased by $2.8 million to $13.3 million or 6.9% of sales, still significantly less than the 7.7% in the first quarter of 1998. The decrease in selling, general and administrative expenses as a percentage of sales reflects efficiencies arising from the Company's increased sales level.

Amortization of goodwill was $161,000 in the first quarter of 1999 compared to $165,000 in the same period of 1998. At April 3, 1999, goodwill, net of accumulated amortization, was $19.7 million.

Operating income was $17.3 million in the first quarter of 1999 compared to $7.6 million in the similar 1998 period. The Company's increase in gross margin combined with the reduction of selling, general and administrative expenses as a percentage of net sales, resulted in an increase in operating margin from 5.6% in the first quarter of 1998 to 9.0% in the first quarter of 1999. The Company's operating margin in the first quarter of 1999 was positively affected by the $1.75 million adjustment of incentive based compensation accrued for 1998. Without this benefit operating margin in the first quarter of 1999 would have been 8.1%.

Net interest expense was $983,000 in the first quarter of 1999 compared to $503,000 in the comparable 1998 period. The Company capitalized $44,000 of interest expense in 1998 relating to the construction in progress in Indiana. First quarter interest expense in both years also included $103,000 related to the amortization of $2.1 million in debt issuance costs recorded in conjunction with the Company's credit facilities. Additionally, interest expense in the first quarter of 1999 included $639,000 from accelerated amortization of debt issuance costs related to the credit facilities. The Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit. The Company had no borrowings outstanding on the revolver at quarter end. See "Liquidity and Capital Resources".

The Company reported a provision for income taxes of $3.0 million, or an effective tax rate of 41.5%, for the first quarter of 1998 compared to $6.4 million, or an effective tax rate of 39.5% for the comparable 1999 period.

Net income increased by $5.7 million, from $4.2 million in the first quarter of 1998 to $9.9 million in the first quarter of 1999 due to the benefit of the increases in sales and operating margin being greater than the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first three months of 1999, the Company had cash flow of $20.2 million from operating activities. The Company generated $11.7 million from net income and non-cash expenses such as depreciation and amortization. The balance of operating cash flow resulted from increases in accounts payable and other accrued liabilities which more than offset the increases in the levels of accounts receivable and inventory.

At the end of 1998 the Company had credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million ( the "Revolving Loans"). The Term Loan bore interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or Eurodollar and was due and payable in full on March 1, 2001. At the end of the first quarter of 1999 the Company paid off the remaining balance on the Term Loan, $10.4 million, without penalty. Additionally, at the end of the first quarter of 1999, the Company elected to reduce the availability on its Revolving Loans from $45 million to $20 million. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or Eurodollar. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of April 3, 1999, there were no outstanding borrowings under the Revolving Loans. The Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At April 3, 1999, the Company had working capital of approximately $22.3 million, a decrease of $1.4 million from working capital of $23.7 million at January 2, 1999. The Company has been using its short-term credit facilities and operating cash flows to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $8.6 million in the first quarter of 1999, primarily for the acquisition of the new Coburg property and initial construction costs for the new Coburg manufacturing facilities. The Company anticipates that capital expenditures for all of 1999 will total approximately $20.0 to $25.0 million, of which an estimated $15 to $18 million is expected to be used to further expand its existing Coburg, Oregon manufacturing facilities.* The Company's remaining capital expenditures are expected to be for computer system upgrades and various smaller-scale plant expansion or remodeling projects as well as normal replacement of outdated or worn-out equipment.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At April 3, 1999, approximately $254.7 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 7.4% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

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

CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 263 dealerships located primarily in the United States and Canada at the end of 1998, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10% of the Company's net sales in 1998, the top two dealers accounted for approximately 14% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $254.7 million as of April 3, 1999, with approximately 7.4% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 6 of Notes to the Company's Condensed Consolidated Financial Statements.

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

The Company's Year 2000 risk project phases consist of assessment of potential year 2000 related problems, development of strategies to mitigate those problems, remediation of the affected systems, and internal certification that the process is complete through documentation and testing of remediation efforts. None of the Company's other information technology
(IT) projects has been delayed due to the implementation of its Year 2000 project.

INTERNAL COMPUTER HARDWARE INFRASTRUCTURE

During the Company's acquisition of Holiday Rambler in 1996, the Company decided not to purchase the existing hardware or software that was being used by that operation. Instead, the Company decided to convert the operation to a client/server based hardware configuration which is Year 2000 compliant. Following the conversion in the Wakarusa facilities to the new hardware configurations during 1996, the Company has continued to upgrade the hardware infrastructure at all other Company facilities in Indiana and Oregon. The upgrading of computer hardware is on schedule and the Company estimates that more than 90 percent of these upgrades had been completed by April 3, 1999. The certification and testing phase is ongoing as affected components are remediated and upgraded. Substantially all hardware infrastructure activities are expected to be completed by the end of the second quarter of 1999.*

APPLICATION SOFTWARE

As part of the system conversion in Wakarusa in 1996, the Company decided to convert company-wide to a fully integrated financial and manufacturing software application. This Software implementation, which is expected to make approximately 90 percent of the Company's business application software Year 2000 compliant, is scheduled for company-wide implementation by the end of the second quarter of 1999.* Other application software that the Company uses is in the remediation phase which is being accomplished through vendor software replacements or upgrades. These application upgrades are expected to be completed by the end of the second quarter of 1999, except for the Oregon payroll processing software upgrades which are expected to be completed by the middle of the third quarter of 1999.* The certification and testing phase of all application software is ongoing and is expected to be complete in the third quarter of 1999.*

IMBEDDED CHIP TECHNOLOGY

The Year 2000 risk also exists among other types of machinery and equipment that use imbedded computer chips or processors. For example: phone systems, security alarm systems, or other diagnostic equipment may contain computer chips that rely on date information to function properly. The Company began the assessment phase of this category during the fourth quarter of 1998. The Company does not expect that a significant amount of equipment used by the Company will be found to have Year 2000 problems that will require extensive remediation efforts or contingency plans.* All phases of this category are scheduled to be completed in the third quarter of 1999.*

THIRD-PARTY SUPPLIERS AND CUSTOMERS

The third-party suppliers and customers category includes completing all phases of the Year 2000 project using a prioritized list of third-parties most critical to the Company's operations and communicating with them about their plans and progress toward addressing the Year 2000 problem. The most significant third-party relationships and dependencies exist with financial institutions, along with suppliers of materials, communication services, utilities, and supplies. The Company is currently behind the original schedule within this category and is assessing the most critical third-parties' state of readiness for Year 2000. These assessments will be followed by development of strategies and contingency plans, with completion scheduled for mid-1999.* Less critical third-party dependencies will be in the assessment phase in the second and third quarters of 1999 with contingency planning scheduled for completion by the latter part of 1999.*

COSTS

From the time the Company began its hardware infrastructure and application software upgrades in 1996, the Company has spent approximately $1,150,000 through April 3, 1999 and expects to spend a total of approximately $200,000 in the future to complete upgrades in these categories.* No significant costs have been incurred in the categories of imbedded chip technology and third-party suppliers and customers. Total future costs related to these two categories are estimated to be less than $200,000.*

RISKS

Although the Company expects its Year 2000 project to reduce the risk of business interruptions due to the Year 2000 problem, there can be no assurance that these results will be achieved. Failure to correct a Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Factors that give rise to uncertainty include failure to identify all susceptible systems, failure by third parties to address the Year 2000 problem whose systems or products, directly or indirectly, are depended on by the Company, loss of personnel resources within the Company to complete the Year 2000 project, or other similar uncertainties. Based on an assessment of the Company's current state of readiness with respect to the Year 2000 problem, the Company believes that the most reasonably likely worst case scenario would involve the noncompliance of one or more of the Company's third-party financial institutions or key suppliers.* Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect funds from dealer finance companies, process payments to suppliers, and receive key material components from suppliers thus slowing or interrupting the production process. If this were to occur it could, depending on its duration, have a material impact on the Company's business, results of operations, financial condition and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1  Financial data schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the quarter ended April 3, 1999, for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MONACO COACH CORPORATION



Dated: MAY 18, 1999                /s/:  John W. Nepute
                                   ----------------------------------
                                   John W. Nepute
                                   Vice President of Finance and
                                   Chief Financial Officer (Duly
                                   Authorized Officer and Principal
                                   Financial Officer)