Form 10-Q
period 1999-07-03
MONACO COACH CORP /DE/
filed 1999-08-17
CIK 910619

================================================================================
                                       1
                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

For the period ended:  July 3, 1999
                     --------------
                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

For the period from             to
                   ------------   ------------

Commission File Number:  1-14725
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

YES  X               NO
   -----------         ----------

     The number of shares outstanding of common stock, $.01 par value, as of July 3, 1999: 18,821,030



================================================================================

                            MONACO COACH CORPORATION
                                   FORM 10-Q
                                  JULY 3, 1999
                                     INDEX


                                                                                 Page
PART I - FINANCIAL INFORMATION                                                 Reference
----------------------------                                                   ----------
   ITEM 1. FINANCIAL STATEMENTS.

     Condensed Consolidated Balance Sheets as of
       January 2, 1999 and July 3, 1999.                                            4

     Condensed Consolidated Statements of Income                                    5
       for the quarters and six-month periods ended
       July 4, 1998 and July 3, 1999.

     Condensed Consolidated Statements of Cash                                      6
       Flows for the six-month periods ended
       July 4, 1998 and July 3, 1999.

     Notes to Condensed Consolidated Financial Statements.                         7-8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.                                 9-15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.              15


PART II - OTHER INFORMATION
-------------------------

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                        16

   SIGNATURES                                                                       17

                            PART I - FINANCIAL INFORMATION

                             ITEM 1. FINANCIAL STATEMENTS

                           MONACO COACH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED: DOLLARS IN THOUSANDS)



                                                       JANUARY 2,         JULY 3,
                                                          1999             1999
                                                      -----------------------------
ASSETS
Current assets:
  Trade receivables, net                                $   36,073      $   49,386
  Inventories                                               59,566          68,542
  Prepaid expenses                                             143              95
  Deferred income taxes                                     10,978          12,966
  Notes receivable                                             141

     Total current assets                                  106,901         130,989

Notes receivable, less current portion                         769
Property, plant and equipment, net                          61,655          80,033
Debt issuance costs, net of accumulated amortization
   of $1,184 and $1,953, respectively                          929             160
Goodwill, net of accumulated amortization of $3,384
   and $3,707, respectively                                 19,873          19,550

     Total assets                                       $  190,127      $  230,732

LIABILITIES
Current liabilities:
  Book overdraft                                        $   10,519      $   12,086
  Line of credit                                             1,640           5,496
  Current portion of long-term note payable                  5,000
  Accounts payable                                          28,498          47,908
  Income taxes payable                                       4,149           1,548
  Accrued expenses and other liabilities                    33,419          40,076

     Total current liabilities                              83,225         107,114

Note payable, less current portion                           5,400
Deferred income tax liability                                3,309           3,500

                                                            91,934         110,614

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares
   authorized, 12,481,095 and 18,821,030 issued
   and outstanding respectively                                125             188
Additional paid-in capital                                  44,947          45,478
Retained earnings                                           53,121          74,452

     Total stockholders' equity                             98,193         120,118

     Total liabilities and stockholders' equity         $  190,127      $  230,732

See accompanying notes.

                          MONACO COACH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         QUARTER ENDED             SIX MONTHS ENDED
                                                  -------------------------------------------------------
                                                      JULY 4,       JULY 3,       JULY 4,       JULY 3,
                                                       1998          1999          1998          1999
                                                  -------------------------------------------------------
Net sales                                          $   134,679   $   199,177   $   271,855   $   392,378
Cost of sales                                          116,538       167,853       235,361       331,906

      Gross profit                                      18,141        31,324        36,494        60,472

Selling, general and administrative expenses             9,810        12,248        20,382        23,934
Amortization of goodwill                                   158           161           323           323

      Operating income                                   8,173        18,915        15,789        36,215

Other income, net                                           42            56            98            65
Interest expense                                          (525)          (23)       (1,028)       (1,006)

      Income before income taxes                         7,690        18,948        14,859        35,274

Provision for income taxes                               3,197         7,495         6,173        13,943

      Net income                                   $     4,493   $    11,453   $     8,686   $    21,331


Earnings per common share:
      Basic                                        $       .24   $       .61   $       .47   $      1.14
      Diluted                                      $       .24   $       .59   $       .46   $      1.10

Weighted average common shares outstanding:
     Basic                                          18,651,987    18,785,290    18,611,662    18,761,185
     Diluted                                        19,079,601    19,346,131    19,052,799    19,316,293


See accompanying notes.

                          MONACO COACH CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED: DOLLARS IN THOUSANDS)


                                                            SIX MONTHS ENDED
                                                      ----------------------------
                                                         July 4,         July 3,
                                                          1998            1999
                                                      ----------------------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
 Net income                                             $  8,686        $ 21,331
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
  Depreciation and amortization                            2,346           2,989
  Deferred income taxes                                     (898)         (1,797)
  Changes in working capital accounts:
   Trade receivables, net                                 (1,734)        (13,313)
   Inventories                                            (5,684)         (8,976)
   Prepaid expenses                                          928              48
   Accounts payable                                        7,252          19,410
   Income taxes payable                                     (643)         (2,601)
   Accrued expenses and other liabilities                  2,322           6,657

    Net cash provided by operating activities             12,575          23,748

Cash flows from investing activities:
 Additions to property, plant and equipment               (4,482)        (20,275)
 Proceeds from collections on notes receivable             1,748             910

    Net cash used in investing activities                 (2,734)        (19,365)

Cash flows from financing activities:
 Book overdraft                                              765           1,567
 Borrowings (payments) on lines of credit, net            (8,014)          3,856
 Payments on long-term note payable                       (2,975)        (10,400)
 Issuance of common stock                                    383             594

    Net cash used in financing activities                 (9,841)         (4,383)

Net change in cash                                             0               0
Cash at beginning of period                                    0               0

Cash at end of period                                   $      0        $      0


See accompanying notes.

                            MONACO COACH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 2, 1999 and July 3, 1999, and the results of its operations for the quarters and six-month periods ended July 4, 1998 and July 3, 1999, and cash flows of the Company for the six-month periods ended July 4, 1998 and July 3, 1999. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 2, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 2, 1999.

    On June 7, 1999 the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend on the Company's common stock, payable July 7, 1999 to stockholders of record June 21, 1999. All share and per share data, as appropriate, reflect this split. The effect of the split is reflected within stockholders' equity at July 3, 1999 by transferring the par value for the additional shares issued of $62,735 from the additional paid-in capital account to the common stock account.

2.  INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:


                             (IN THOUSANDS)
                          JANUARY 2,         JULY 3,
                             1999              1999
                         ----------------------------

   Raw materials         $   34,207        $   32,553
   Work-in-progress          21,299            24,481
   Finished units             4,060            11,508

                         $   59,566        $   68,542


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

4.  LINE OF CREDIT

    The Company has a bank line of credit consisting of a revolving line of credit of up to $20.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. Outstanding borrowings under the line of credit were $5.5 million at July 3, 1999. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The Company has requested a waiver from the lender for capital expenditures in 1999 that exceed the restrictive covenant of its credit agreement obtained in 1996.

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

                                                  QUARTER ENDED               SIX MONTHS ENDED
                                              ----------------------------------------------------
                                              JULY 4,       JULY 3,          JULY 4,       JULY 3,
                                               1998          1999             1998           1999
                                              ----------------------------------------------------
BASIC
Issued and outstanding shares                 18,651,987    18,785,290       18,611,662    18,761,185
(weighted average)


EFFECT OF DILUTIVE SECURITIES
Stock Options                                    427,614       560,841          441,137       555,108

DILUTED                                       19,079,601    19,346,131       19,052,799    19,316,293

6.  COMMITMENTS AND CONTINGENCIES

    REPURCHASE AGREEMENTS

    Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles. Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that, for varying periods of up to 15 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $260.6 million as of July 3, 1999, with approximately 7.6% concentrated with one dealer.

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

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables"). The Company's product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the "Monaco", "Holiday Rambler", and "McKenzie Towables" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $65,000 to $950,000 for motor coaches and from $15,000 to $70,000 for towables.

RESULTS OF OPERATIONS

QUARTER ENDED JULY 3, 1999 COMPARED TO QUARTER ENDED JULY 4, 1998

Second quarter net sales increased 47.9% to $199.2 million compared to $134.7 million for the same period last year. Gross sales dollars on motorized products were up 49.1%, reflecting strong demand for the Company's motorized products combined with higher production rates in both the Coburg, Oregon and Wakarusa, Indiana motorized plants. The Company's gross towable sales were also up 40.9% as both the Holiday Rambler and McKenzie towable operations reported strong increases. The Company's overall unit sales were up 56.7% in the second quarter of 1999 with motorized and towable unit sales being up 54.4% and 61.5% respectively. Results in the second quarter of 1999 reflect thirteen weeks of production versus 12 weeks of production in the second quarter of 1998. The Company's average unit selling price decreased slightly in the second quarter of 1999 to $82,000 from $87,000 in the comparable 1998 quarter as the Company's continued ramp-up of its lower priced gasoline motor coaches and towable products was largely offset by the continued strong overall showing of the Company's motorized products. The Company's continued push into the less expensive gasoline motor coach market as well as the recent repositioning of some of its existing towable models into slightly lower price points are likely to keep the overall average selling price below $100,000.*

Gross profit for the second quarter of 1999 increased to $31.3 million, up $13.2 million, from $18.1 million in 1998, and gross margin increased from 13.5% in the second quarter of 1998 to 15.7% in the second quarter of 1999. Gross margin in the second quarter of 1999 benefited from smooth model changeovers in the manufacturing plants, a strong mix of motorized products, and manufacturing efficiencies from an increase in production volume in all of the Company's manufacturing plants. Gross margin in the second quarter of 1998 was dampened by costs related to model changeovers in all of the plants and by consolidation of the two Indiana towable plants into one Company-owned facility of Elkhart, Indiana. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $2.4 million to $12.2 million in the second quarter of 1999 but decreased as a percentage of sales from 7.3% in 1998 to 6.1% in 1999. The decrease in selling, general, and administrative expenses as a percentage of sales reflects efficiencies arising from the Company's increased sales level.

Amortization of goodwill was $161,000 in the second quarter of 1999 compared to $158,000 in the same period of 1998. At July 3, 1999, goodwill, net of accumulated amortization was $19.6 million.

Operating income was $18.9 million in the second quarter of 1999 compared to $8.2 million in the similar 1998 period. The Company's improvement in gross margin combined with the reduction of selling, general, and administrative expense as a percentage of sales resulted in an improvement in operating margin to 9.5% in the second quarter of 1999 compared to 6.1% in the second quarter of 1998.

Net interest expense was $23,000 in the second quarter of 1999 compared to $525,000 in the comparable 1998 period. The Company capitalized $51,000 of interest expense in the second quarter of 1999 relating to the construction in progress at our Coburg, Oregon facility. Second quarter interest expense included $23,000 in 1999 and $107,000 in 1998 related to the amortization of debt issuance costs related to the credit facilities.

The Company reported a provision for income taxes of $7.5 million, or an effective tax rate of 39.6% in the second quarter of 1999, compared to $3.2 million, or an effective tax rate of 41.6% for the comparable 1998 period.

Net income increased by $7.0 million, from $4.5 million in the second quarter of 1998 to $11.5 million in 1999 due to the increase in sales combined with an increase in operating margin and a decrease in interest expense.

SIX MONTHS ENDED JULY 3, 1999 COMPARED TO SIX MONTHS ENDED JULY 4, 1998.

Net sales increased $120.5 million, or 44.3%, to $392.4 million for the first six months of 1999, compared to the similar year earlier period. Gross sales dollars on motorized and towable products were up 46.6% and 27.1%, respectively for the first half of 1999. Overall unit sales for the Company were up 50.3% in the first half of 1999 compared to the similar period in 1998 with motorized and towable unit sales up 53.4% and 44.5%, respectively. The Company's average unit selling price decreased slightly in the first six months of 1999 to $82,000 compared to $86,000 in the first half of 1998.

Gross profit for the six-month period ended July 3, 1999 was up $24.0 million to $60.5 million and gross margin increased to 15.4% in 1999 from 13.4% in 1998. Gross margin in the first six months of 1999 benefited from a strong mix of motorized products along with manufacturing efficiencies created from an increase in production volume in all of the Company's manufacturing plants. Gross margin for the first half of 1998 was dampened by lower gross margins in the three towable plants due to reduced production volumes in those plants. The Company consolidated its two Indiana-based towable plants into one Company-owned facility in Elkhart, Indiana in July of 1998 and expanded this facility in the second half of 1998.

Selling, general, and administrative expenses increased by $3.5 million to $23.9 million in the first six months of 1999 but decreased as a percentage of sales from 7.5% in 1998 to 6.1% in 1999. Selling, general, and administrative expenses benefited in the first half of 1999 from a $1.75 million reduction in the estimated accrual for 1998 incentive based compensation. Without this benefit selling, general, and administrative expenses in the first half of 1999 would have increased by $5.3 million to $25.7 million or 6.5% of sales, still significantly less than the 7.5% in the first half of 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level.

Amortization of goodwill was $323,000 in both the first half of 1999 and the same period of 1998.

Operating income increased $20.4 million in the first six months of 1999 to $36.2 million, compared to $15.8 million in the year earlier period. The Company's improvement in selling, general, and administrative expense as a percentage of sales combined with the improvement in the Company's gross margin, resulted in an improvement in operating margin to 9.2% in the first half of 1999 compared to 5.8% in the first half of 1998. The Company's operating margin in the first half of 1999 was positively affected by the $1.75 million reduction of incentive based compensation accrued for 1998. Without this benefit operating margin in the first half of 1999 would have been 8.8%.

Net interest expense declined slightly in the first six months of 1999 to $1,006,000 from $1,028,000 in the comparable 1998 period. The Company capitalized $51,000 of interest expense in the first half of 1999 relating to the construction in progress in Coburg, Oregon and $44,000 in the first six months of 1998 relating to the construction in progress in Indiana for the now completed paint facility. The Company's interest expense included $130,000 in the first six months of 1999 and 214,000 in the first half of 1998 related to the amortization of debt issuance costs recorded in conjunction with the Company's credit facilities. Additionally, interest expense in the first half of 1999 included $639,000 from accelerated amortization of debt issuance costs related to the credit facilities. The Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit. See "Liquidity and Capital Resources".

The Company reported a provision for income taxes of $13.9 million, or an effective tax rate of 39.5% for the first six months of 1999, compared to $6.2 million, or an effective tax rate of 41.5% for the comparable 1998 period.

Net income increased to $21.3 million in the first six months of 1999 from $8.7 million in the first six months of 1998, due to the increase in net sales combined with an improvement in operating margin and a decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first six months of 1999, the Company had cash flows of $23.7 million from operating activities. The Company generated $24.3 million from net income and non-cash expenses such as depreciation and amortization. Additionally, increases in accounts payable and accrued expenses largely offset increases in trade receivables, inventories, and deferred taxes and a decrease in income taxes payable.

At the end of 1998 the Company had credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million (the "Revolving Loans"). The Term Loan bore interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or Eurodollar and was due and payable in full on March 1, 2001. At the end of the first quarter of 1999 the Company paid off the remaining balance on the Term Loan, $10.4 million, without penalty. Additionally, at the end of the first quarter of 1999, the Company elected to reduce the availability on its Revolving Loans from $45 million to $20 million. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or Eurodollar. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of July 3, 1999, $5.5 million was outstanding under the Revolving Loans, with an effective interest rate of 8.0%. The Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At July 3, 1999, the Company had working capital of approximately $23.9 million, an increase of $199,000 from working capital of $23.7 million at January 2, 1999. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $20.3 million in the first six months of 1999, primarily for the acquisition of the Coburg property and construction costs for the new Coburg manufacturing facilities. The Company anticipates that capital expenditures for all of 1999 will total approximately $25.0 to $26.0 million.* The Company's remaining capital expenditures for 1999 are expected to be for additional expansion in Coburg, Oregon for the existing high-end motor home line and purchase and initial building preparation for our new production space in Elkhart, Indiana that we recently reached an agreement to acquire. The Elkhart property is adjacent to our existing Elkart operations, and includes 30 acres and 250,000 square feet of additional production space which will be used to more than double our diesel motor home capacity in Indiana. The Company is expecting capital expenditures in 2000 to be approximately $10 to $12 million which includes finishing the expansion projects started in the second half of 1999 as well as $4 to $5 million of maintenance capital expenditures for computer system upgrades and additions as well as normal smaller scale plant remodeling projects or normal replacement of outdated or worn-out equipment.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the

Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At July 3, 1999, approximately $260.6 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 7.6% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.


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

MANUFACTURING EXPANSION The Company has significantly increased its manufacturing capacity over the last few years and recently announced plans for additional expansion of manufacturing facilities. In 1999 the Company is substantially expanding its existing Coburg, Oregon motorized facilities. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected building and production difficulties. In the past the Company experienced startup inefficiencies in manufacturing a new model and also has experienced difficulty in increasing production rates at a plant. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

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

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $260.6 million as of July 3, 1999, with approximately 7.6% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 6 of Notes to the Company's Condensed Consolidated Financial Statements.

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

DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis (Workhorse, Ford and Freightliner) for certain of its motorhome products. The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. In the second quarter of 1999, Ford announced a temporary reduction in the availability of a particular chassis that the Company uses in four of its models. Ford indicates that this will affect chassis shipments starting in the fourth quarter of 1999. The Company presently believes that its expected allocation of transmissions and chassis is sufficient to enable the unit volume increases that are planned for models using these components and does not foresee any operating difficulties with respect to this issue.* Nevertheless, there can be no assurance that Allison, Ford, or any of the other suppliers will be able to meet the Company's future requirements for transmissions or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

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

INTERNAL COMPUTER HARDWARE INFRASTRUCTURE

During the Company's acquisition of Holiday Rambler in 1996, the Company decided not to purchase the existing hardware or software that was being used by that operation. Instead, the Company decided to convert the operation to a client/server based hardware configuration which is Year 2000 compliant. Following the conversion in the

Wakarusa facilities to the new hardware configurations during 1996, the Company has continued to upgrade the hardware infrastructure at all other Company facilities in Indiana and Oregon. The upgrading of computer hardware is substantially complete with only one small plant location remaining to be upgraded in the first part of the fourth quarter. The certification and testing phase is ongoing as affected components are remediated and upgraded.

APPLICATION SOFTWARE

As part of the system conversion in Wakarusa in 1996, the Company decided to convert company-wide to a fully integrated financial and manufacturing software application. This Software implementation, which has made approximately 90 percent of the Company's business application software Year 2000 compliant, is substantially complete. Other application software that the Company uses has also been replaced or upgraded. The certification and testing phase of all application software is ongoing and is expected to be complete in the third quarter of 1999.*

IMBEDDED CHIP TECHNOLOGY

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

The third-party suppliers and customers category includes completing all phases of the Year 2000 project using a prioritized list of third-parties most critical to the Company's operations and communicating with them about their plans and progress toward addressing the Year 2000 problem. The most significant third-party relationships and dependencies exist with financial institutions, along with suppliers of materials, communication services, utilities, and supplies. The Company has assessed the most critical third-parties' state of readiness for Year 2000. The company is currently developing and implementing strategies and contingency plans for potential problems identified through this assessment, with completion expected early in the fourth quarter of this year.* Less critical third-party dependencies are in the assessment phase with contingency planning scheduled for completion by the latter part of 1999.*

COSTS

From the time the Company began its hardware infrastructure and application software upgrades in 1996, the Company has spent approximately $1,250,000 through July 3, 1999. No significant costs have been incurred in the categories of imbedded chip technology and third-party suppliers and customers. Total future costs related to all categories are estimated to be less than $200,000.*

RISKS

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders of the Company, held on May 19, 1999 in Wakarusa, Indiana, the Stockholders (i) elected three Class II directors to serve on the Company's Board of Directors, (ii) amended the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock to 50,000,000, (iii) approved the Company's Executive Variable Compensation Plan, and (iv) ratified the Company's appointment of PricewaterhouseCoopers L.L.P. as independent auditors.


                    Nominee                     For         Withheld
          ---------------------------------------------    ----------
          Carl E. Ring, Jr.                  11,559,979     118,377
          Richard A. Rouse                   11,559,979     118,377
          Roger A. Vandenberg                11,559,979     118,377


The vote for amending the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock to 50,000,000 was as follows:


                              For            Against        Abstained
                           ---------        ---------      -----------
                           10,598,995       1,076,530      2,831

The vote for approval of the Company's Executive Variable Compensation Plan was as follows:


                              For            Against        Abstained
                           ---------        ---------      -----------
                           11,298,404       365,516        14,436

The vote for ratifying the appointment of PricewaterhouseCoopers L.L.P. was as follows:


                              For            Against        Abstained
                           ---------        ---------      -----------
                           11,668,025       7,100          3,131

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

          3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Monaco Coach Corporation, filed with the office of the Secretary of State of Delaware on June 30, 1999.

         10.1 Executive Variable Compensation Plan, incorporated by reference to Exhibit A to the Registrant's definitive Schedule 14A filed with the Securities and Exchange Commission on April 19, 1999.

         27.1 Financial data schedule.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the quarter ended July 3, 1999, for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MONACO COACH CORPORATION


Dated:      August 17, 1999              /s/: John W. Nepute
       ---------------------------       --------------------------------
                                         John W. Nepute
                                         Vice President of Finance and
                                         Chief Financial Officer (Duly
                                         Authorized Officer and Principal
                                         Financial Officer)