Form 10-Q
period 1999-10-02
MONACO COACH CORP /DE/
filed 1999-11-16
CIK 910619

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

For the period ended:  October 2, 1999
                       ---------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

For the period from               to
                    -------------   ------------

Commission File Number:  1-14725
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

YES  X              NO
   ------             ------


         The number of shares outstanding of common stock, $.01 par value, as of October 2, 1999: 18,861,529

==============================================================================

                            MONACO COACH CORPORATION

                                    FORM 10-Q

                                 OCTOBER 2, 1999

                                      INDEX




                                                                                       Page
PART I - FINANCIAL INFORMATION                                                      Reference
                                                                                    ---------
     ITEM 1.  FINANCIAL STATEMENTS.

      Condensed Consolidated Balance Sheets as of                                        4
           January 2, 1999 and October 2, 1999.

      Condensed Consolidated Statements of Income                                        5
           for the quarters and nine-month periods ended
           October 3, 1998 and October 2, 1999.

      Condensed Consolidated Statements of Cash                                          6
           Flows for the nine-month periods ended
           October 3, 1998 and October 2, 1999.

      Notes to Condensed Consolidated Financial Statements.                            7 - 8


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.                                   9 - 15

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                15


PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                          16

     SIGNATURES                                                                          17


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            MONACO COACH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                                   JANUARY 2,        OCTOBER 2,
                                                                                      1999              1999
                                                                                ----------------  ----------------
ASSETS
Current assets:
   Trade receivables, net                                                       $         36,073  $         45,380
   Inventories                                                                            59,566            74,463
   Prepaid expenses                                                                          143               149
   Deferred income taxes                                                                  10,978            13,665
   Notes receivable                                                                          141
                                                                                ----------------  ----------------
            Total current assets                                                         106,901           133,657

Notes receivable, less current portion                                                       769
Property, plant and equipment, net                                                        61,655            87,837
Debt issuance costs, net of accumulated amortization
     of $1,184 and $1,976, respectively                                                      929               137
Goodwill, net of accumulated amortization of $3,384
     and $3,868, respectively                                                             19,873            19,389

                                                                                ----------------  ----------------
            Total assets                                                        $        190,127  $        241,020
                                                                                ================  ================

LIABILITIES
Current liabilities:
   Book overdraft                                                               $         10,519  $         13,666
   Line of credit                                                                          1,640             3,527
   Current portion of long-term note payable                                               5,000
   Accounts payable                                                                       28,498            43,686
   Income taxes payable                                                                    4,149             3,225
   Accrued expenses and other liabilities                                                 33,419            41,833
                                                                                ----------------  ----------------
            Total current liabilities                                                     83,225           105,937


Note payable, less current portion                                                         5,400
Deferred income tax liability                                                              3,309             3,563
                                                                                ----------------  ----------------
                                                                                          91,934           109,500
                                                                                ----------------  ----------------

Commitments and contingencies (Note 6)


STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares
     authorized, 12,481,095 and 18,861,529 issued
     and outstanding respectively                                                            125               189
Additional paid-in capital                                                                44,947            45,648
Retained earnings                                                                         53,121            85,683
                                                                                ----------------  ----------------
            Total stockholders' equity                                                    98,193           131,520
                                                                                ----------------  ----------------
            Total liabilities and stockholders' equity                          $        190,127  $        241,020
                                                                                ================  ================

See accompanying notes.

                            MONACO COACH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           QUARTER ENDED                  NINE MONTHS ENDED
                                                  --------------------------------- ------------------------------
                                                    OCTOBER 3,       OCTOBER 2,       OCTOBER 3,      OCTOBER 2,
                                                       1998             1999             1998            1999
                                                  --------------   ---------------  --------------  --------------

Net sales                                         $      153,223   $       196,694  $      425,078  $      589,073
Cost of sales                                            131,891           165,696         367,252         497,564
                                                  --------------   ---------------  --------------  --------------
            Gross profit                                  21,332            30,998          57,826          91,509

Selling, general and administrative expenses              10,401            12,464          30,783          36,433
Amortization of goodwill                                     161               161             484             484
                                                  --------------   ---------------  --------------  --------------
            Operating income                              10,770            18,373          26,559          54,592

Other income, net                                            540                24             638              89
Interest expense                                            (518)              (23)         (1,546)         (1,029)
                                                  --------------   ---------------  --------------  ---------------
            Income before income taxes                    10,792            18,374          25,651          53,652

Provision for income taxes                                 4,479             7,147          10,652          21,090
                                                  --------------   ---------------  --------------  --------------

            Net income                            $        6,313    $       11,227  $       14,999  $       32,562
                                                  ==============   ===============  ==============  ==============



Earnings per common share:
            Basic                                      $ .34             $ .60           $ .80          $ 1.73
            Diluted                                    $ .33             $ .58           $ .79          $ 1.68

Weighted average common shares outstanding:
            Basic                                     18,698,355        18,844,526      18,640,558      18,788,965
            Diluted                                   19,077,594        19,428,870      19,061,065      19,353,818



See accompanying notes.

                            MONACO COACH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED: DOLLARS IN THOUSANDS)



                                                                                         NINE MONTHS ENDED
                                                                                  ---------------------------------
                                                                                    OCTOBER 3,       OCTOBER 2,
                                                                                       1998             1999
                                                                                  ---------------  ----------------

INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                                     $        14,999  $        32,562
   Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
      Depreciation and amortization                                                         3,591            4,210
      Deferred income taxes                                                                (2,562)          (2,433)
      Changes in working capital accounts:
         Trade receivables, net                                                           (10,212)          (9,307)
         Inventories                                                                      (22,214)         (14,897)
         Prepaid expenses                                                                     928               (6)
         Accounts payable                                                                  12,956           15,188
         Income taxes payable                                                               3,324             (924)
         Accrued expenses and other liabilities                                             6,339            8,414
                                                                                  ---------------  ---------------
            Net cash provided by operating activities                                       7,149           32,807
                                                                                  ---------------  ---------------
Cash flows from investing activities:
   Additions to property, plant and equipment                                              (6,026)         (29,116)
   Proceeds from collections on notes receivable                                            1,774              910
                                                                                  --------------- ----------------
            Net cash used in investing activities                                          (4,252)         (28,206)
                                                                                  --------------- ----------------
Cash flows from financing activities:
   Book overdraft                                                                           3,774            3,147
   Borrowings (payments) on lines of credit, net                                           (2,954)           1,887
   Payments on long-term note payable                                                      (4,225)         (10,400)
   Issuance of common stock                                                                   508              765
                                                                                  ---------------  ---------------
            Net cash used in financing activities                                          (2,897)          (4,601)
                                                                                  ---------------  ---------------
Net change in cash                                                                              0                0
Cash at beginning of period                                                                     0                0
                                                                                  ---------------  ---------------
Cash at end of period                                                             $             0  $             0
                                                                                  ===============  ===============




See accompanying notes.

                            MONACO COACH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 2, 1999 and October 2, 1999, and the results of its operations for the quarters and nine-month periods ended October 3, 1998 and October 2, 1999, and cash flows of the Company for the nine-month periods ended October 3, 1998 and October 2, 1999. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 2, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 2, 1999.

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

2.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:


                                                                                (IN THOUSANDS)
                                                                         JANUARY 2,        OCTOBER 2,
                                                                           1999              1999
                                                                      ----------------- -----------------
        Raw materials                                                 $         34,207  $         41,167
        Work-in-process                                                         21,299            24,274
        Finished units                                                           4,060             9,022
                                                                      ----------------- -----------------
                                                                      $         59,566  $         74,463
                                                                      ================= =================

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

4.   LINE OF CREDIT

     The Company has a bank line of credit consisting of a revolving line of credit of up to $20.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. Outstanding borrowings under the line of credit were $3.5 million at October 2, 1999. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The Company has obtained a waiver from the lender for capital expenditures in 1999 that exceeded the restrictive covenant that was established in the 1996 credit agreement.

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


                                                       QUARTER ENDED                  NINE MONTHS ENDED
                                              --------------------------------  -------------------------------
                                                 OCTOBER 3,       OCTOBER 2,       OCTOBER 3,      OCTOBER 2,
                                                    1998             1999             1998            1999
                                              ---------------  ---------------  -------------- ----------------
BASIC
Issued and outstanding shares                    18,698,355       18,844,526       18,640,558      18,788,965
(weighted average)

EFFECT OF DILUTIVE SECURITIES
Stock Options                                       379,239          584,344          420,507         564,853
                                              ---------------  ---------------  -------------- ----------------
DILUTED                                          19,077,594       19,428,870       19,061,065      19,353,818
                                              ===============  ===============  ============== ================



6.   COMMITMENTS AND CONTINGENCIES

     REPURCHASE AGREEMENTS

     Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles. Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that, for varying periods of up to 15 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $254.7 million as of October 2, 1999, with approximately 6.5% concentrated with one dealer.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, those below that have been marked with an asterisk (*). In addition, the Company may from time to time make forward-looking statements through statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption "Factors That May Affect Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption "Factors That May Affect Future Operating Results". The Company cautions the reader, however, that these factors may not be exhaustive.

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

RESULTS OF OPERATIONS

QUARTER ENDED  OCTOBER 2, 1999 COMPARED TO QUARTER ENDED OCTOBER 3, 1998

Third quarter net sales increased 28.4% to $196.7 million compared to $153.2 million for the same period last year. Gross sales dollars on motorized products were up 25.4%, reflecting higher production rates in both the Coburg, Oregon and Wakarusa, Indiana motorized plants. The Company's gross towable sales were up 49.5% as both the Holiday Rambler and McKenzie towable operations reported strong increases. The Company's overall unit sales were up 34.7% in the third quarter of 1999 with motorized and towable unit sales being up 25.6% and 56.8% respectively. Results in the third quarter of 1999 reflect 12 weeks of production versus 13 weeks of production in the third quarter of 1998. The Company's average unit selling price decreased slightly in the third quarter of 1999 to $83,000 from $88,000 in the comparable 1998 quarter as the Company's continued ramp-up of its lower priced gasoline motor coaches and towable products offset the strong overall showing of the Company's motorized products. The Company's continued push into the less expensive gasoline motor coach market as well as the recent repositioning of some of its existing towable models into slightly lower price points are expected to keep the overall average selling price below $100,000.*

Gross profit for the third quarter of 1999 increased to $31.0 million, up $9.7 million, from $21.3 million in 1998, and gross margin increased from 13.9% in the third quarter of 1998 to 15.8% in the third quarter of 1999. Gross margin in the third quarter of 1999 benefited from a strong mix of motorized products and manufacturing efficiencies from an increase in production volume in all of the Company's manufacturing plants. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $2.1 million to $12.5 million in the third quarter of 1999 but decreased as a percentage of sales from 6.8% in 1998 to 6.3% in 1999. The decrease in selling, general, and administrative expenses as a percentage of sales reflects efficiencies arising from the Company's increased sales level.

Amortization of goodwill was $161,000 in both the third quarter of 1999 and the same period of 1998. At October 2, 1999, goodwill, net of accumulated amortization was $19.4 million.

Operating income was $18.4 million in the third quarter of 1999 compared to $10.8 million in the similar 1998 period. The Company's improvement in gross margin combined with the reduction of selling, general, and administrative expense as a percentage of sales resulted in an improvement in operating margin to 9.3% in the third quarter of 1999 compared to 7.0% in the third quarter of 1998.

Net interest expense was $23,000 in the third quarter of 1999 compared to $518,000 in the comparable 1998 period. The Company capitalized $144,000 of interest expense in the third quarter of 1999 relating to the construction in progress at our Coburg, Oregon facility. Third quarter interest expense included $23,000 in 1999 and $103,000 in 1998 related to the amortization of debt issuance costs related to the credit facilities.

The Company reported a provision for income taxes of $7.1 million, or an effective tax rate of 38.9% in the third quarter of 1999, compared to $4.5 million, or an effective tax rate of 41.5% for the comparable 1998 period.

Net income increased by $4.9 million, from $6.3 million in the third quarter of 1998 to $11.2 million in 1999 due to the increase in sales combined with an increase in operating margin and a decrease in interest expense.

NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 3,
1998.

Net sales increased $164.0 million, or 38.6%, to $589.1 million for the first nine months of 1999, compared to the similar year earlier period. Gross sales dollars on motorized and towable products were up 38.8% and 33.8%, respectively for the first nine months of 1999. Overall unit sales for the Company were up 44.8% in the first nine months of 1999 compared to the similar period in 1998 with motorized and towable unit sales up 43.1% and 48.4%, respectively. The Company's average unit selling price decreased in the first nine months of 1999 to $83,000 compared to $87,000 in the first nine months of 1998.

Gross profit for the nine-month period ended October 2, 1999 was up $33.7 million to $91.5 million and gross margin increased to 15.5% in 1999 from 13.6% in 1998. Gross margin in the first nine months of 1999 benefited from a strong mix of motorized products along with manufacturing efficiencies created from an increase in production volume in all of the Company's manufacturing plants. Gross margin for the first nine months of 1998 was dampened by lower gross margins in the three towable plants due to reduced production volumes in those plants. The Company consolidated its two Indiana-based towable plants into one Company-owned facility in Elkhart, Indiana in July of 1998 and expanded this facility in the second half of 1998.

Selling, general, and administrative expenses increased by $5.7 million to $36.4 million in the first nine months of 1999 but decreased as a percentage of sales from 7.2% in 1998 to 6.2% in 1999. Selling, general, and administrative expenses benefited in the first nine months of 1999 from a $1.75 million reduction in the estimated accrual for 1998 incentive based compensation. Without this benefit selling, general, and administrative expenses in the first nine months of 1999 would have increased by $7.4 million to $38.2 million or 6.5% of sales, still significantly less than the 7.2% in the first nine months of 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level.

Amortization of goodwill was $484,000 in both the first nine months of 1999 and the same period of 1998.

Operating income increased $28.0 million in the first nine months of 1999 to $54.6 million, compared to $26.6 million in the year earlier period. The Company's lower selling, general, and administrative expense as a percentage of sales combined with the improvement in the Company's gross margin, resulted in an increase in operating margin to 9.3% in the first nine months of 1999 compared to 6.2% in the first nine months of 1998. The Company's operating margin in the first nine months of 1999 was positively affected by the $1.75 million reduction of incentive based compensation accrued for 1998. Without this benefit operating margin in the first nine months of 1999 would have been 9.0%.

Net interest expense declined in the first nine months of 1999 to $1,029,000 from $1,546,000 in the comparable 1998 period. The Company capitalized $195,000 of interest expense in the first nine months of 1999 relating to the construction in progress in Coburg, Oregon and $44,000 in the first nine months of 1998 relating to the construction in progress in Indiana. The Company's interest expense included $153,000 in the first nine months of 1999 and $321,000 in the first nine months of 1998 related to the amortization of debt issuance costs recorded in conjunction with the Company's credit facilities. Additionally, interest expense in the first nine months of 1999 included $639,000 from accelerated amortization of debt issuance costs related to the credit facilities. The Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit. See "Liquidity and Capital Resources".

The Company reported a provision for income taxes of $21.0 million, or an effective tax rate of 39.3% for the first nine months of 1999, compared to $10.7 million, or an effective tax rate of 41.5% for the comparable 1998 period.

Net income increased to $32.6 million in the first nine months of 1999 from $15.0 million in the first nine months of 1998, due to the increase in net sales combined with an improvement in operating margin and a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first nine months of 1999, the Company had cash flows of $32.8 million from operating activities. The Company generated $36.8 million from net income and non-cash expenses such as depreciation and amortization. Additionally, increases in accounts payable and accrued expenses largely offset increases in trade receivables, inventories, and deferred taxes and a decrease in income taxes payable.

At the end of 1998 the Company had credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million ( the "Revolving Loans"). The Term Loan bore interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or Eurodollar and was due and payable in full on March 1, 2001. At the end of the first quarter of 1999 the Company paid off the remaining balance on the Term Loan, $10.4 million, without penalty. Additionally, at the end of the first quarter of 1999, the Company elected to reduce the availability on its Revolving Loans from $45 million to $20 million. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or Eurodollar. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of October 2, 1999, $3.5 million was outstanding under the Revolving Loans, with an effective interest rate of 8.25%. The Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At October 2, 1999, the Company had working capital of approximately $27.8 million, an increase of $4.1 million from working capital of $23.7 million at January 2, 1999. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $29.1 million in the first nine months of 1999, primarily for the acquisition of the Coburg property and construction costs for the new Coburg manufacturing facilities. The Company anticipates that capital expenditures for all of 1999 will total approximately $33 to $35 million.* The Company's remaining capital expenditures for 1999 are expected to be for additional expansion in Coburg, Oregon for the existing high-end motor home line and purchase and initial remodeling of an additional production facility in Elkhart, Indiana that we reached an agreement to acquire.* The Elkhart facility is adjacent to our existing Elkhart operations, and includes 30 acres and 250,000 square feet of additional production space which will be used to more than double our diesel motor home capacity in Indiana.* The Company is expecting capital expenditures in 2000 to be approximately $20 to $25 million which includes finishing the expansion projects started in the second half of 1999 as well as $4 to $5 million of maintenance capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At October 2, 1999, approximately $254.7 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.5% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

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

MANUFACTURING EXPANSION The Company has significantly increased its manufacturing capacity over the last few years and recently announced plans for additional expansion of manufacturing facilities. In 1999 the Company has substantially expanded its existing Coburg, Oregon motorized facilities. The integration of the

Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected building and production difficulties. In the past the Company experienced startup inefficiencies in manufacturing a new model and also has experienced difficulty in increasing production rates at a plant. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

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

CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 250 dealerships located primarily in the United States and Canada at the end of third quarter 1999, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers.* Although no single dealer accounted for as much as 10% of the Company's net sales during the first nine months of 1999, the top two dealers accounted for approximately 14.8% of the Company's net sales in that period. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $254.7 million as of October 2, 1999, with approximately 6.5% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 6 of Notes to the Company's Condensed Consolidated Financial Statements.

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

DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis (Workhorse, Ford and Freightliner) for certain of its motorhome products. The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses. The Company presently believes that its expected allocation of transmissions is sufficient to enable the unit volume increases that are planned for models using this component.* In the second quarter of 1999, Ford announced a temporary reduction, starting in the fourth quarter of 1999, in the availability of a particular gasoline chassis that the Company uses for five of its models. Recently, Ford announced further reductions of chassis shipments for the first quarter of 2000. Based on Ford's announcement, the Company intends to increase its use of Workhorse gasoline chassis for a portion of its gasoline models.* The Company believes that the increased use of Workhorse chassis, combined with the Ford chassis the Company expects to receive through the first quarter of 2000, and a planned ramp-up of the Company's new low-end diesel models, will enable the unit volume increases that are planned by the Company in the fourth quarter of 1999 and the first quarter of 2000.* Nevertheless, the reduction of Ford chassis shipments will mean a reduction in the number of gasoline units produced by the Company and the industry. Moreover, Allison, Ford, or any of the other suppliers may not be able to meet the Company's future requirements for transmissions, chassis, or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, result of operations and financial condition.

NEW PRODUCT INTRODUCTIONS The Company believes that the introduction of new features and new models will be critical to its future success. Delays in the introduction of new models or product features or a lack of market acceptance of new models or features and/or quality problems with new models or features could have a material adverse effect on the Company's business, results of operations and financial condition. For example, unexpected costs associated with model changes have adversely affected the Company's gross margin in the past. Future product introductions could divert revenues from existing models and adversely affect the Company's business, results of operations and financial condition.

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

YEAR 2000 READINESS DISCLOSURE

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

INTERNAL COMPUTER HARDWARE INFRASTRUCTURE

During the Company's acquisition of Holiday Rambler in 1996, the Company decided not to purchase the existing hardware or software that was being used by that operation. Instead, the Company decided to convert the operation to a client/server based hardware configuration which is Year 2000 compliant. Following the conversion in the Wakarusa facilities to the new hardware configurations during 1996, the Company has continued to upgrade the hardware infrastructure at all other Company facilities in Indiana and Oregon. The upgrading of computer hardware is substantially complete. The certification and testing phase is ongoing as affected components are remediated and upgraded.

APPLICATION SOFTWARE

As part of the system conversion in Wakarusa in 1996, the Company decided to convert company-wide to a fully integrated financial and manufacturing software application. This software implementation is substantially complete. Other application software that the Company uses has also been replaced or upgraded. The certification and testing phase of all application software is substantially complete.

IMBEDDED CHIP TECHNOLOGY

The Year 2000 risk also exists among other types of machinery and equipment that use imbedded computer chips or processors. For example: phone systems, security alarm systems, or other diagnostic equipment may contain computer chips that rely on date information to function properly. The Company began the assessment phase of this category during the fourth quarter of 1998. All phases of this category are substantially complete.

THIRD-PARTY SUPPLIERS AND CUSTOMERS

The third-party suppliers and customers category includes completing all phases of the Year 2000 project using a prioritized list of third-parties most critical to the Company's operations and communicating with them about their plans and progress toward addressing the Year 2000 problem. The most significant third-party relationships and dependencies exist with financial institutions, along with suppliers of materials, communication services, utilities, and supplies. The Company has assessed the most critical third-parties' state of readiness for Year 2000. The company is currently developing and implementing strategies and contingency plans for potential problems identified through this assessment, with completion expected early in the fourth quarter of 1999 .* Less critical third-party dependencies continue to be assessed with any necessary contingency planning scheduled for completion before the end of 1999.*

COSTS

From the time the Company began its hardware infrastructure and application software upgrades in 1996, the Company has spent approximately $1,300,000 through October 2, 1999, excluding internal payroll costs. No significant costs have been incurred in the categories of imbedded chip technology and third-party suppliers and customers. Total future costs related to all categories are estimated to be less than $50,000.*

RISKS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27.1  Financial data schedule.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the quarter ended October 2, 1999, for which this report is filed.

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MONACO COACH CORPORATION


Dated:      November 15, 1999               /s/:   John W. Nepute
      -----------------------------         ----------------------------------
                                            John W. Nepute
                                            Vice President of Finance and
                                            Chief Financial Officer (Duly
                                            Authorized Officer and Principal
                                            Financial Officer)