Form 10-K
period 2000-01-01
MONACO COACH CORP /DE/
filed 2000-03-31
CIK 910619

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-K

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                     For the fiscal year ended January 1, 2000
                                       OR
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from ___________ to
        ___________

                         Commission File Number: 1-14725
                     --------------------------------------
                            MONACO COACH CORPORATION
             (Exact Name of Registrant as specified in its charter)


              DELAWARE                                   35-1880244
   (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                          No.)

                              91320 INDUSTRIAL WAY
                              COBURG, OREGON 97408
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (541) 686-8011
                     --------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
        Title of each class:                                 Name of
                                             each exchange on which registered:
    Common Stock, par value $.01 per share                       New York Stock
                                                                       Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                               None
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 2000 as reported on the New York Stock Exchange, was approximately $301.1 million. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

      As of March 24, 2000, the Registrant had 18,893,397 shares of Common
                              Stock outstanding.
                    --------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2000 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated therein.
                     --------------------------------------

This document consists of 48 pages.  The Exhibit Index appears at page 48 .

                                      INDEX

                                      PART I
        ITEM 1.       BUSINESS                                                                        3
        ITEM 2.       PROPERTIES                                                                     11
        ITEM 3.       LEGAL PROCEEDINGS                                                              11
        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            12

                                     PART II

        ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS                                               12
        ITEM 6.       SELECTED FINANCIAL DATA                                                        13
        ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             15
        ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                      ABOUT MARKET RISK                                              21
        ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    22
        ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE                                       42

                                    PART III

        ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                                 43
        ITEM 11.      EXECUTIVE COMPENSATION                                                         43
        ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                                          43
        ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 43

                                     PART IV

        ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K                                                            44

        SIGNATURES                                                                                   46

                                     PART I

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation those below marked with an asterisk (*). In addition, the Company may from time to time make oral forward-looking statements through statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under "Factors That May Affect Future Operating Results" and "Impact of the Year 2000 Issue" within Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company cautions the reader, however, that these factors may not be exhaustive.

ITEM 1.  BUSINESS(1)

        Monaco Coach Corporation (the "Company") is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles. The Company's product line consists of sixteen models of motor coaches and nine models of towables (fifth wheel trailers and travel trailers) under the "Monaco", "Holiday Rambler", "Royale Coach", and "McKenzie Towables" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $70,000 to $900,000 for motor coaches and from $18,000 to $65,000 for towables. Based upon retail registrations in 1999, the Company believes it had a 23.6% share of the market for diesel Class A motor coaches, a 7.7% share of the market for mid-to-high end fifth wheel trailers (units with retail prices above $22,000) and a 29.0% share of the market for mid-to-high end travel trailers (units with retail prices above $18,000). The Company's products are sold through an extensive network of 294 dealerships located primarily in the United States and Canada.

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

PRODUCTS

        The Company currently manufactures sixteen motor coach and nine towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range. The Company's product offerings currently target three segments of the recreational vehicle market: Class A motor

-------------------------------------------------------------------------------
(1) A discussion of the following items can be found in the consolidated financial statements and the notes to the consolidated financial statements instead of in this Item 1: (a) revenue, profit and total assets for the fiscal years 1997, 1998 and 1999; and (b) research and development costs.

coaches, fifth wheel trailers and travel trailers. The Company does not currently compete in any other segment of the recreational vehicle industry. During the third quarter of 1999, the Company introduced the Monarch, a new gasoline powered model under the Monaco brand name. In December 1999, the Company introduced two low-end diesel motor coaches, the Knight, under the Monaco label, and the Admiral, under the Holiday Rambler brand. All three of these products were designed to bring customers into the Company's line of products at a lower price point giving the Company the opportunity to benefit as these customers trade-up through the Company's line of products. The following table highlights the Company's product offerings as of January 1, 2000:

                             COMPANY MOTOR COACH PRODUCTS

                                     CURRENT SUGGESTED RETAIL
MODEL                                PRICE RANGE                   BRAND
-----------------------------------  ---------------------------   --------------------
Royale Coach......................   $550,000-$900,000             Monaco

Signature Series..................   $380,000-$425,000             Monaco

Executive.........................   $265,000-$340,000             Monaco

Navigator.........................   $265,000-$340,000             Holiday Rambler

Dynasty...........................   $215,000-$265,000             Monaco

Imperial..........................   $215,000-$240,000             Holiday Rambler

Windsor...........................   $175,000-$215,000             Monaco

Endeavor-Diesel...................   $140,000-$165,000             Holiday Rambler

Diplomat..........................   $140,000-$150,000             Monaco

Knight............................   $115,000-$130,000             Monaco

Ambassador........................   $115,000-$130,000             Holiday Rambler

Endeavor-Gasoline.................   $ 85,000-$105,000             Holiday Rambler

Vacationer........................   $ 75,000-$ 95,000             Holiday Rambler

LaPalma...........................   $ 75,000-$ 95,000             Monaco

Admiral...........................   $ 70,000-$ 90,000             Holiday Rambler

Monarch...........................   $ 70,000-$ 90,000             Monaco


                               COMPANY TOWABLE PRODUCTS


                                     CURRENT SUGGESTED RETAIL
MODEL                                PRICE RANGE                  BRAND
----------------------------------   ---------------------------  ---------------------
Imperial Fifth Wheel.............    $ 50,000-$ 70,000            Holiday Rambler

Grand Medallion Fifth Wheel......    $ 55,000-$ 65,000            McKenzie

Aluma-Lite Fifth Wheel...........    $ 35,000-$ 50,000            Holiday Rambler

Medallion Fifth Wheel............    $ 35,000-$ 50,000            McKenzie

Lakota Fifth Wheel...............    $ 25,000-$ 35,000            McKenzie

Alumascape Fifth Wheel...........    $ 22,000-$ 32,000            Holiday Rambler

Aluma-Lite Travel Trailer........    $ 25,000-$ 35,000            Holiday Rambler

Medallion Travel Trailer.........    $ 22,000-$ 32,000            McKenzie

Alumascape Travel Trailer........    $ 18,000-$ 25,000            Holiday Rambler


        In 1999, the average unit wholesale selling prices of the Company's motor coaches, fifth wheel trailers and travel trailers were approximately $113,700, $27,500 and $20,300, respectively.

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

        Each of the Company's recreational vehicles comes fully equipped with a wide range of kitchen and bathroom appliances, audio and visual electronics, communication devices, and other amenities, including couches, dining tables, closets and storage spaces. All of the Company's recreational vehicles incorporate products from well-recognized suppliers, including: stereos, CD and cassette players, VCR's, DVD's and televisions from Quasar, Bose, Panasonic and Sony; microwave ovens from Sharp, Magic Chef, and General Electric; stoves and ranges from KitchenAid and Modern Maid; engines from Cummins; transmissions from Allison; and chassis from Ford and Workhorse. The Company's high end products offer top-of-the-line amenities, including 25" Sony stereo televisions, GPS systems from Carin, fully automatic DSS (satellite) systems, Corian and Wilsonart solid surface kitchen and bath countertops, imported ceramic tile and leather furniture, and Ralph Lauren and Martha Stewart fabrics.

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

SALES AND MARKETING

        DEALERS

        The Company expanded its dealer network over the past year from 263 dealerships at the beginning of 1999 to 294 dealerships primarily located in the United States and Canada at January 1, 2000. The Company's dealerships generally sell either Monaco motor coaches, the McKenzie Towables line, or Holiday Rambler motor coaches and towables. The Company intends to continue to expand its dealer network, primarily by adding additional motorized dealers to carry the Company's new lower priced gas and diesel units as well as towables-only dealers to carry the McKenzie Towables line.* The Company maintains an internal sales organization consisting of 43 account executives who service the Company's dealer network.

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

        The Company's web site also offers an extensive listing of the Company's models, floor plans, and features, including "virtual tours" of some models. A dealer locator feature identifies for customers the closest dealers to their location for the model(s) they are interested in purchasing. The Company's web site also provides information for upcoming rallies and club functions as well as links to other R.V. Lifestyle web sites of interest to existing or potential customers.

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

        The Company offers a warranty to all purchasers of its new vehicles. The Company's current warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (five years for the front and sidewall frame structure). In addition, customers are protected by the warranties of major component suppliers such as those of Cummins Engine Company, Inc. ("Cummins") (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation ("Dana") (axles), Allison Transmission Division of General Motors Corporation ("Allison") (transmissions), Workhorse (chassis), Ford Motor Company ("Ford") and Freightliner Custom Chassis Corporation ("Freightliner") (chassis). The Company's warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company's dealers or authorized service centers. As of January 1, 2000, the Company had 294 dealerships providing service to owners of the Company's products. In addition, owners of the Company's diesel products have access to the entire Cummins dealer network, which includes over 2,000 repair centers.

        The Company operates service centers in Coburg and Springfield, Oregon and Elkhart and Wakarusa, Indiana. The Company had approximately 332 employees in customer service at January 1, 2000. The Company maintains individualized production records and a computerized warranty tracking system which enable the Company's service personnel to identify problems quickly and to provide individualized customer service. While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center. The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company's customers and to quickly address their technical problems.

         The Company has expanded its on-line dealer support network to assist its service personnel and dealers in providing better service to the Company's customers. Service personnel and dealerships are able to access information relating to specific models and sales orders, file warranty claims and track their status, and view the status of existing parts orders. The Company is currently in the process of expanding its on-line dealer support network to include the ability of service personnel at dealerships to order parts through an electronic parts catalog.

MANUFACTURING

        The Company currently operates motorized manufacturing facilities in Coburg, Oregon, where it manufactures Signature Series, Executive, Dynasty, Navigator, Knight, Ambassador, and LaPalma motor coaches and in Wakarusa, Indiana, where it manufactures Imperial, Endeavor, Vacationer, Dynasty, Diplomat, La Palma, Admiral and Windsor motor coaches. The Company's towable manufacturing facilities are in Elkhart, Indiana, where it manufactures Holiday Rambler fifth wheel and travel trailers, and Coburg, Oregon, where it manufactures McKenzie fifth wheel and travel trailers. The Company also operates its Royale Coach bus conversion facility in Elkhart, Indiana.

        The Company completed an upgrade and expansion of its Coburg motorized facility in the third quarter of 1999 to allow increased production of its current mix of products as well as new capacity to build its low-end diesel and gasoline powered motor coaches. The Company is currently in the process of expanding its diesel chassis capacity in Elkhart, which will increase the Company's ability to build diesel powered coaches in Wakarusa. The Company believes this expansion will be completed by the second quarter of 2000.* The Company's motor coach production capacity at the end of 1999 was 14 units per day at its Coburg facility and 25 units per day at its Wakarusa facility. The Company believes that this expanded manufacturing capacity will free the Company from capacity constraints on its motor coaches and allow the Company to gradually increase its overall production volumes for motor coaches, consistent with anticipated market demand.*

        In the fourth quarter of 1999 the Company moved its McKenzie towable operation into the newly completed production facilty in Coburg. The company's current towables production capacity is a combined 22 units per day at its Coburg and Elkhart facilities.

        The Company believes that its manufacturing process is one of the most vertically integrated in the recreational vehicle industry. By manufacturing a variety of items, including the Roadmaster semi-monocoque diesel chassis, plastic components, some of its cabinetry and fiberglass parts, as well as many subcomponents, the Company maintains increased control over scheduling, component production and overall product quality. In addition, vertical integration enables the Company to be more responsive to market dynamics.

        Each facility has several stations for manufacturing, organized into four broad categories: chassis manufacturing, body manufacturing, painting and finishing. It takes from two weeks to two months to build each unit, depending on the product. The Company keeps a detailed log book during the manufacture of each product and inputs key information into its computerized service tracking system.

        Each unit is given an inspection during which its appliances and plumbing systems are thoroughly tested. As a final quality control check, each motor coach is given a road test. To further ensure both dealer and end-user satisfaction, the Company pays a unit fee per recreational vehicle to its dealers so that they will thoroughly inspect each product upon delivery and return a detailed report form.

        The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 750 vendors. These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle. The Company attempts to minimize its level of inventory by ordering most parts as it needs them. Certain key components that require longer purchasing lead times are ordered based on planned needs. Examples of these components are diesel engines, axles, transmissions, chassis and interior designer fabrics.
The Company has a variety of major suppliers, including Allison, Workhorse, Cummins, Dana, Ford and Freightliner. The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them. To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis and transmissions in stock or available at the suppliers' facilities and believes that, in an emergency, other suppliers could fill the Company's needs on an interim basis.* In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford indicated it might need to put its gasoline powered chassis on allocation. The Company presently believes that its allocation by suppliers of all components is sufficient to enable the unit volume increases that are planned for models, and the Company does not foresee any operating difficulties as a result of vendor supply issues.* Nevertheless, there can be no assurance that Allison, Ford, or any of the Company's other suppliers will be able to meet the Company's future requirements for transmissions, chassis, or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

BACKLOG

        The Company's products are generally manufactured against orders from the Company's dealers. As of January 1, 2000, the Company's backlog of orders was $205.7 million, compared to $233.2 million at January 2, 1999. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

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

        Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional laws and regulations will be applicable to the Company and its products in the future. Furthermore, no assurance can be given that any increase in personal income tax rates will not have a material adverse effect on the Company's business, operating results and financial condition by reducing demand for the Company's products.

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

        The Company does not currently anticipate that any additional air pollution control equipment will be required as a condition of receiving new air permits, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.*

        The Company is aware of the forthcoming adoption and implementation of new federal Maximum Achievable Control Technology ("MACT") regulations. The Company does not currently anticipate that compliance with the MACT regulations by the Company will require any material capital expenditures at its facilities beyond those which have already been incurred.* However, the specific content and interpretation of these regulations is uncertain and there can be no assurance that additional capital expenditures will not be required.

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

        REMEDIATION The Company is not currently involved in remediation activities at any of its facilities and none are in prospect. Nevertheless, there can be no assurances that the Company will not discover environmental problems or incur remediation costs in the future.

EMPLOYEES

        As of January 1, 2000, the Company had 3,763 employees, including 3,191 in production, 51 in sales, 332 in service and 189 in management and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues. The Company believes its relations with its employees are good.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following sets forth certain information with respect to the executive officers of the Company as of March 24, 2000:

NAME                                      AGE    POSITION WITH THE COMPANY
----                                      ---    -------------------------
Kay L. Toolson                            56     Chairman, Chief Executive Officer
                                                 and President
John W. Nepute                            48     Executive Vice President, Treasurer
                                                 and Chief Financial Officer
Richard E. Bond                           46     Senior Vice President, Secretary
                                                 and Chief Administrative Officer
Martin W. Garriott                        44     Vice President and Director of
                                                 Oregon Manufacturing
Irvin M. Yoder                            52     Vice President and Director of
                                                 Indiana Manufacturing
Patrick F. Carroll                        42     Vice President of Product
                                                 Development

        Mr. Toolson has served as Chief Executive Officer of the Company and the Predecessor since 1986 and as Chairman of the Company since July 1993. He has served as President of the Company since 1986 except for the periods from October 1995 to January 1997 and August 1998 to September 1999. From 1973 to 1986, Mr. Toolson held executive positions with two motor coach manufacturers.

        Mr. Nepute has served the Company as Executive Vice President, Treasurer and Chief Financial Officer since September 1999. Prior to that and from 1991 he served the Company and the Predecessor in the capacity of Vice President of Finance, Treasurer and Chief Financial Officer. From January 1988 until January 1991 he served the Predecessor as Controller.

        Mr. Bond has served as Senior Vice President, Secretary and Chief Administrative Officer of the Company since September 1999 and as Vice President, Secretary and Chief Administrative Officer beginning in August of

1998. Prior to that and from February 1997 he served the Company as Vice President, Secretary and General Counsel, having joined the Company in January 1997. From 1987 to December 1996 he held the position of Vice President, Secretary and General Counsel of Holiday Rambler, and originally joined Holiday Rambler as Vice President and Assistant General Counsel in 1984.

        Mr. Garriott has served the Company as Vice President and Director of Oregon Manufacturing since January 1997. He has been continuously employed by the Company or the Predecessor since November 1975 in various capacities, including Vice President of Corporate Purchasing from October 1994 until December 1996.

        Mr. Yoder has served the Company as Vice President and Director of Indiana Manufacturing since August 1998. Joining the Company upon the acquisition of Holiday Rambler in March 1996 as Director of Indiana Motorized Manufacturing, he served in that capacity through July 1998. Mr. Yoder began his employment with Holiday Rambler in 1969 and held a variety of production-related positions, serving as Area Manager of Motorized Production from 1980 until March 1996.

        Mr. Carroll has served as Vice President of Product Development since August 1998 and prior to that as Director of Product Development since joining the Company in October 1995. He has held a variety of marketing and product development positions with various recreational vehicle manufacturers since 1979.

ITEM 2.  PROPERTIES

        The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company's current and planned manufacturing facilities:

                                                        APPROXIMATE            PRODUCTS
MANUFACTURING FACILITY                OWNED/LEASED     SQUARE FOOTAGE         MANUFACTURED
---------------------------------     ------------     --------------    -----------------------
Coburg, Oregon.....................        Owned          754,000         Motor Coaches/Towables
Elkhart, Indiana...................        Owned          132,000         Motor Coaches/Towables
Elkhart, Indiana...................        Owned           30,000         Bus Conversions
Wakarusa, Indiana..................        Owned        1,154,000         Motor Coaches
Nappanee, Indiana..................        Owned          130,000         Wood Components
Springfield, Oregon................        Leased         100,000         Fiberglass components

        The Company believes that after the recent expansion of its motor coach and towable facilities in Oregon, its existing facilities, along with the future expansion in Indiana, will be sufficient to meet its production requirements for the foreseeable future.* Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company's foreseeable needs would be available on commercially reasonable terms.*

ITEM 3.  LEGAL PROCEEDINGS

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

                                      HIGH                LOW
1998
    First Quarter                    $11.85              $ 7.48
    Second Quarter                   $13.17              $10.45
    Third Quarter                    $13.05              $ 8.72
    Fourth Quarter                   $17.67              $ 9.50

1999
    First Quarter                    $21.54              $15.13
    Second Quarter                   $28.21              $16.25
    Third Quarter                    $30.94              $23.44
    Fourth Quarter                   $27.50              $19.31

        As of March 24, 2000, there were approximately 467 holders of record of the Company's Common Stock. The high and low closing sales prices listed above have been adjusted to reflect the stock splits approved by the Board on May 19, 1999, November 2, 1998 and March 16, 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The Consolidated Statements of Income Data set forth below with respect to fiscal years 1997, 1998 and 1999, and the Consolidated Balance Sheet Data at January 2, 1999 and January 1, 2000, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 1995 and 1996 and the Consolidated Balance Sheet Data at December 30, 1995, December 28, 1996 and January 3, 1998 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

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

                                                                          Fiscal Year
                                            ------------------------------------------------------------------------
                                                1995         1996 (1)       1997 (1)         1998           1999
                                            ------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net sales                                       $141,611      $365,638       $441,895       $594,802       $780,815
Cost of sales                                    124,592       317,909(2)     382,367        512,570        658,536
--------------------------------------------------------------------------------------------------------------------
     Gross profit                                 17,019        47,729         59,528         82,232        122,279
Selling, general and
     administrative expenses                       8,147        33,371         36,307         41,571         48,791
Amortization of goodwill                             517           617            594            645            645
--------------------------------------------------------------------------------------------------------------------
     Operating income                              8,355        13,741         22,627         40,016         72,843
Other expense (income), net                           40          (244)          (468)          (607)          (142)
Interest expense                                     298         3,914          2,379          1,861          1,143
Gain on sale of dealership assets                                                 539
--------------------------------------------------------------------------------------------------------------------
     Income before provision
          for income taxes                         8,017        10,071         21,255         38,762         71,842
Provision for income taxes                         3,119         4,162          8,819         16,093         28,081
--------------------------------------------------------------------------------------------------------------------
     Net income                                    4,898         5,909         12,436         22,669         43,761
Redeemable preferred stock dividends                               (75)
Accretion of redeemable preferred stock                            (84)          (317)
--------------------------------------------------------------------------------------------------------------------
Net income attributable to common stock         $  4,898      $  5,750       $ 12,119       $ 22,669       $ 43,761
--------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   Basic                                           $0.33         $0.39(3)       $0.72          $1.21          $2.33
   Diluted                                         $0.32         $0.38(3)       $0.71          $1.19          $2.26
Weighted average shares outstanding:
   Basic                                      14,874,727    14,924,880     16,865,842     18,658,003     18,808,963
   Diluted                                    15,097,666    15,743,665     17,545,464     19,081,984     19,366,969

CONSOLIDATED OPERATING DATA:
Units sold: (4)
     Motor coaches                                   982         2,733          3,347          4,768          6,233
     Towables                                                    1,977          2,397          2,217          3,269
Dealerships at end of period                          49           159            208            263            294

CONSOLIDATED BALANCE SHEET DATA:
Working capital                                   $3,795        $4,502        $10,412        $23,676        $38,888
Total assets                                      68,502       135,368        159,832        190,127        246,727
Long-term borrowings, less current portion         5,000        16,500         11,500          5,400
Redeemable preferred stock                                       2,687
Total stockholders' equity                        37,930        43,807         74,748         98,193        143,339

------------------
(1) Includes the operations of Holiday Rambler and the Holiday World Dealerships from March 4, 1996. The Holiday World Dealerships generated $25.0 million and $6.8 million in net sales in 1996 and 1997, respectively, which included the sale of 820 and 211 units in 1996 and 1997, respectively, that were either previously owned or not Holiday Rambler units, as well as service revenues. The Company sold seven Holiday World Dealerships in 1996 and the remaining three dealerships in 1997.
(2) Includes a $1.7 million increase in cost of sales resulting from the sale of inventory that was written up to fair value at the date of the Holiday Acquisition.
(3) Includes a one time charge of $0.07 per share, net of tax effect, related to the inventory write-up described in Note 2 above. Excluding this charge, diluted earnings per common share would have been $0.44 per share.
(4) Excludes units sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                   RESULTS OF OPERATIONS

OVERVIEW

        The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The Predecessor's management and the manufacturing of its High-Line Class A motor coaches were largely unaffected by the Predecessor Acquisition. However, the Company's consolidated financial statements for fiscal years 1997, 1998 and 1999 all contain Predecessor Acquisition-related expenses, consisting primarily of the amortization of goodwill.

        On March 4, 1996, the Company acquired from Harley-Davidson certain assets of Holiday Rambler (the "Holiday Acquisition") in exchange for $21.5 million in cash, 65,217 shares of the Company's Redeemable Preferred Stock (which was subsequently converted into 230,767 shares of the Company's Common Stock), and the assumption of most of the liabilities of Holiday Rambler. Concurrently, the Company acquired ten Holiday World Dealerships for $13.0 million, including a $12.0 million subordinated promissory note, and the assumption of certain liabilities. The Company sold seven Holiday World Dealerships in 1996, retired the $12.0 million note from the proceeds of these sales, and sold the remaining three dealerships in 1997. The Holiday Acquisition was accounted for using the purchase method of accounting.

        Beginning on March 4, 1996, the acquired operations were incorporated into the Company's consolidated financial statements. The Company's consolidated financial statements for the fiscal years ended January 3, 1998, January 2, 1999 and January 1, 2000 contain expenses related to the Holiday Acquisition, consisting of interest expense, the amortization of debt issuance costs and Holiday Acquisition goodwill.


RESULTS OF OPERATIONS

        1999 COMPARED WITH 1998

        Net sales increased 31.3% from $594.8 million in 1998 to $780.8 million in 1999. The Company's overall unit sales were up 36% from 6,985 in 1998 to 9,502 units in 1999. The Company's units sales were up 30.7% on the motorized side reflecting higher production rates in both the Coburg, Oregon and Wakarusa, Indiana motorized plants. The Company's 1999 sales of motorized units were helped by the introduction in December 1998 of two new motorized products which accounted for 923 of the 1,465 unit increase in 1999 motorized sales over 1998 motorized sales. The Company's 1998 sales of motorized units were helped by the introduction of three new motorized products in 1998 which accounted for 989 of the 1,439 units increase in 1998 motorized unit sales over 1997 unit sales. The Company's unit sales of towable products were up 47.5% from 1998 to 1999 as both the Holiday Rambler and McKenzie towable operations reported strong increases. The Company's sales of towable units had been dampened in 1998 by the consolidation of the two Indiana-based towable facilities into one Company-owned facility in Elkhart, Indiana. This consolidation slowed unit production volume in that facility in the second quarter of 1998, and production of towables in Indiana was constrained in the second half of 1998 while that plant was expanded and remodeled. The remodeling and expansion of the Elkhart facility was completed by the end of 1998 and Indiana towable production capacity returned to pre-consolidation levels in 1999. The Company's overall average unit selling price decreased slightly from $86,100 in 1998 to $82,900 in 1999 reflecting the strong sales growth of the Company's new lower priced motorized and towable products. The Company's continued push into the less expensive gasoline motor coach market as well as the repositioning of some of its existing towable models into slightly lower price points are expected to keep the overall average selling price below $100,000.*

        Gross profit increased by $40.1 million from $82.2 million in 1998 to $122.3 million in 1999 and gross margin increased from 13.8% in 1998 to 15.7% in 1999. In 1999 gross margin benefited from a strong mix of motorized products and manufacturing efficiencies from an increase in production volume in all of the Company's manufacturing plants. Gross margin in 1998 was dampened by lower gross margins in the three towable plants in the first half of 1998 due to reduced production volumes in those plants and by costs incurred in the second quarter of 1998 related to consolidation of the two Indiana-based towable plants into one Company-owned facility in Elkhart, Indiana. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

        Selling, general, and administrative expenses increased by $7.2 million from $41.6 million in 1998 to $48.8 million in 1999 and decreased as a percentage of sales from 7.0% in 1998 to 6.2% in 1999. Selling, general, and administrative expenses benefited in 1999 from a $1.75 million reduction in the estimated accrual for 1998 incentive based compensation. Without this benefit, selling, general, and administrative expenses in 1999 would have increased by $9.0 million to $50.5 million or 6.5% of sales, still significantly less than the 7.0% of sales in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales reflected efficiencies arising from the Company's increased sales level.

        Operating income increased $32.8 million from $40.0 million in 1998 to $72.8 million in 1999. The Company's lower selling, general, and administrative expense as a percentage of sales combined with the improvement in the Company's gross margin, resulted in an increase in operating margin to 9.3% in 1999 compared to 6.7% in 1998. The Company's operating margin in 1999 was positively affected by the $1.75 million reduction of incentive based compensation accrued for 1998. Without this benefit the Company's operating margin in 1999 would have been 9.1%.

        Net interest expense decreased $718,000 from $1.9 million in 1998 to $1.1 million in 1999. The Company capitalized $44,000 of interest expense in 1998 relating to the construction in Indiana and $195,000 in 1999 relating to the construction in Oregon. The Company's interest expense included $411,000 in 1998 and $176,000 in 1999 related to the amortization of debt issuance costs recorded in conjunction with the Company's credit facilities. Additionally, interest expense in 1999 included $639,000 from accelerated amortization of debt issuance costs related to the credit facilities. The Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit. See "Liquidity and Capital Resources".

        The Company reported a provision for income taxes of $16.1 million, or an effective tax rate of 41.5%, for 1998, compared to $28.1 million, or an effective tax rate of 39.1% for 1999.

        Net income increased by $21.1 million from $22.7 million in 1998 to $43.8 million in 1999, due to the increase in net sales combined with an improvement in operating margin and a decrease in interest expense.

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

        MANAGEMENT OF GROWTH Over the past four years the Company has experienced significant growth in the number of its employees and the scope of its business. This growth has resulted in the addition of new management personnel and increased responsibilities for existing management personnel, and has placed added pressure on the Company's operating, financial and management information systems. While management believes it has been successful in managing this expansion there can be no assurance that the Company will not encounter problems in the future associated with the continued growth of the Company. Failure to adequately support and manage the growth of its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 294 dealerships located primarily in the United States and Canada at the end of 1999, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10.0% of the Company's net sales in 1998, in 1999, concentration of sales was 10.0% for Lazy Days RV Center, Inc. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Sales and Marketing."

        POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $278.2 million as of January 1, 2000, with approximately

7.1% concentrated with one dealer. See "Liquidity and Capital Resources" and
Note 17 of Notes to the Company's Consolidated Financial Statements.

        AVAILABILITY AND COST OF FUEL An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could have a material adverse effect on the Company's business, results of operations and financial condition. Diesel fuel and gasoline have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of diesel fuel or gasoline will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on diesel fuel or gasoline, which have increased in price over the last few months, will not significantly increase in the future, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

        DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis (Workhorse, Ford and Freightliner) for certain of its motorhome products. The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 ford indicated it might need to put its gasoline powered chassis on allocation. The Company presently believes that its allocation by suppliers of all components is sufficient to enable the unit volume increases that are planned for models, and the Company does not foresee any operating difficulties as a result of vendor supply issues.* Nevertheless, there can be no assurance that Allison, Ford, or any of the Company's other suppliers will be able to meet the Company's future requirements for transmissions, chassis or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Changes."

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

        RISKS OF LITIGATION The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. Although the Company does not believe that the outcome of any pending litigation, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company, due to the inherent uncertainties associated with litigation there can be no assurance in this regard.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During 1999, the Company had cash flows of $32.2 million from operating activities. The Company generated $49.7 million from net income and non-cash expenses such as depreciation and amortization, which was partially offset by a net increase in the Company's working capital accounts caused by the higher level of net sales and increased production levels in the plants. Inventories increased by $28.0 million and deferred income taxes and income taxes payable declined by $4.2 million, which was more than the $15.4 million increase in accounts payable and accrued expenses.

        At the end of 1998 the Company had credit facilities consisting of a term loan of $20.0 million (the "Term Loan") and a revolving line of credit of up to $45.0 million (the "Revolving Loans"). The Term Loan bore interest at various rates based upon the prime lending rate announced from time to time by Banker's Trust Company (the "Prime Rate") or Eurodollar and was due and payable in full on March 1, 2001. At the end of the first quarter of 1999 the Company paid off the remaining balance on the Term Loan, $10.4 million, without penalty. Additionally, at the end of the first quarter of 1999, the Company elected to reduce the availability on its Revolving Loans from $45 million to $20 million. At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or Eurodollar. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. As of January 1, 2000, $7.9 million was outstanding under the Revolving Loans, with an effective interest rate of 8.5%. The Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

        The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At January 1, 2000, the Company had working capital of approximately $38.9 million, an increase of $15.2 million from working capital of $23.7 million at January 2, 1999. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

        The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $32.2 million in 1999, primarily for the acquisition of the Coburg property and construction costs for the new Coburg manufacturing facilities. In the second half of 1999 the Company reached an agreement to acquire an additional production facility in Elkhart, Indiana. The Elkhart facility is adjacent to the Company's existing Elkhart operations, and includes 30 acres and 250,000 square feet of additional production space which will be used to more than double the Company's diesel chassis capacity in Indiana.* The Company is expecting capital expenditures in 2000 to be approximately $20 to $25 million, which includes remodeling and upgrading of the new Elkhart facility, finishing expansion projects started in the second half of 1999, as well as $4 to $5 million of maintenance capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

        As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At January 1, 2000, approximately $278.2 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 7.1% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may have recognized a date using "00" as the year 1900, rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result, before the end of 1999, computer systems and/or software used by many companies may have needed upgrades to comply with such "Year 2000" requirements. Without upgrades, computer systems could fail or miscalculate causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

To date, the Company has not incurred material costs associated with Year 2000 compliance nor any disruption with vendors or operations. Furthermore, the Company believes that any future costs associated with Year 2000 compliance efforts will not be material.*

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Monaco Coach Corporation--Consolidated Financial Statements:
      Report of Independent Accountants..........................................................23
      Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000......................24
      Consolidated Statements of Income for the Fiscal Years Ended January 3, 1998
         January 2, 1999 and January 1, 2000.....................................................25
      Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
         January 3, 1998 January 2, 1999 and January 1, 2000.....................................26
      Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 1998
         January 2, 1999 and January 1, 2000.....................................................27
      Notes to Consolidated Financial Statements.................................................28

Schedule Included in Item 14(a):
      II Valuation and Qualifying Accounts.......................................................47

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Monaco Coach Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Monaco Coach Corporation and Subsidiaries (the Company) at January 2, 1999 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP



January 27, 2000

                            MONACO COACH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   JANUARY 2,        JANUARY 1,
                                                                                      1999              2000
                                                                                 ----------------  ----------------
ASSETS
Current assets:
   Trade receivables, net of $397 and $199, respectively                         $        36,073   $        36,538
   Inventories                                                                            59,566            87,596
   Prepaid expenses                                                                          143               322
   Deferred income taxes                                                                  10,978            13,490
   Notes receivable                                                                          141
                                                                                 ----------------  ----------------

            Total current assets                                                         106,901           137,946

Notes receivable, less current portion                                                       769
Property, plant and equipment, net                                                        61,655            89,439
Debt issuance costs, net of accumulated amortization
     of $1,184 and $1,999, respectively                                                      929               114
Goodwill, net of accumulated amortization of $3,384
     and $4,029, respectively                                                             19,873            19,228
                                                                                 ----------------  ----------------
            Total assets                                                         $       190,127   $       246,727
                                                                                 ----------------  ----------------
                                                                                 ----------------  ----------------

LIABILITIES
Current liabilities:
   Book overdraft                                                                $        10,519   $        12,478
   Line of credit                                                                          1,640             7,853
   Current portion of long-term note payable                                               5,000
   Accounts payable                                                                       28,498            36,912
   Income taxes payable                                                                    4,149             1,406
   Accrued expenses and other liabilities                                                 33,419            40,409
                                                                                 ----------------  ----------------
            Total current liabilities                                                     83,225            99,058


Note payable, less current portion                                                         5,400
Deferred income taxes                                                                      3,309             4,330
                                                                                 ----------------  ----------------
            Total liabilities                                                             91,934           103,388
                                                                                 ----------------  ----------------

Commitments and contingencies (Note 17)


STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares
     authorized, 12,481,095 and 18,871,084 issued
     and outstanding respectively                                                            125               189
Additional paid-in capital                                                                44,947            46,268
Retained earnings                                                                         53,121            96,882
                                                                                 ----------------  ----------------
            Total stockholders' equity                                                    98,193           143,339
                                                                                 ----------------  ----------------
            Total liabilities and stockholders' equity                           $       190,127   $       246,727
                                                                                 ----------------  ----------------
                                                                                 ----------------  ----------------




The accompanying notes are an integral part of these consolidated financial statements.

                           MONACO COACH CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME FOR
          THE YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY  1, 2000
             (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         1997             1998           1999
                                                                    ---------------   -------------  --------------
Net sales                                                           $      441,895    $    594,802   $     780,815
Cost of sales                                                              382,367         512,570         658,536
                                                                    ---------------   -------------  --------------
            Gross profit                                                    59,528          82,232         122,279

Selling, general and administrative expenses                                36,307          41,571          48,791
Amortization of goodwill                                                       594             645             645
                                                                    ---------------   -------------  --------------
            Operating income                                                22,627          40,016          72,843

Other income, net                                                              468             607             142
Interest expense                                                            (2,379)         (1,861)         (1,143)
Gain on sale of dealership assets                                              539
                                                                    ---------------   -------------  --------------
            Income before income taxes                                      21,255          38,762          71,842

Provision for income taxes                                                   8,819          16,093          28,081
                                                                    ---------------   -------------  --------------
            Net income                                                      12,436          22,669          43,761

Accretion of redeemable preferred stock                                       (317)
                                                                    ---------------   -------------  --------------
            Net income attributable to
                 common stock                                       $       12,119    $     22,669   $      43,761
                                                                    ---------------   -------------  --------------
                                                                    ---------------   -------------  --------------

Earnings per common share:
            Basic                                                        $ 0.72          $ 1.21          $ 2.33
            Diluted                                                      $ 0.71          $ 1.19          $ 2.26

Weighted average common shares outstanding:
            Basic                                                       16,865,842      18,658,003      18,808,963
            Diluted                                                     17,545,464      19,081,984      19,366,969



The accompanying notes are an integral part of these consolidated financial statements.

                            MONACO COACH CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                        Common Stock           Additional
                                                   ------------------------     Paid-in      Retained
                                                     Shares       Amount        Capital      Earnings       Total
                                                   ------------  ----------   -----------   ----------   ----------
Balances, December 28, 1996                          4,430,467   $      44     $  25,430     $ 18,333     $ 43,807
Issuance of common stock                               835,265           9        15,697                    15,706
Conversion of preferred stock                          230,767           2         2,997                     2,999
Tax benefit of stock options exercised                                               117                       117
Preferred stock accretion                                                                        (317)        (317)
Net income                                                                                     12,436       12,436
                                                   ------------  ----------   -----------   ----------   ----------

Balances, January 3, 1998                            5,496,499          55        44,241       30,452       74,748
Issuance of common stock                                72,420           1           590                       591
Tax benefit of stock options exercised                                               185                       185
Stock splits                                         6,912,176          69           (69)                        0
Net income                                                                                     22,669       22,669

                                                   ------------  ----------   -----------   ----------   ----------
Balances, January 2, 1999                           12,481,095         125        44,947       53,121       98,193
Issuance of common stock                               116,311           1           956                       957
Tax benefit of stock options exercised                                               428                       428
Stock split                                          6,273,678          63           (63)                        0
Net income                                                                                     43,761       43,761
                                                   ------------  ----------   -----------   ----------   ----------
Balances, January 1, 2000                           18,871,084   $     189     $  46,268     $ 96,882     $143,339
                                                   ------------  ----------   -----------   ----------   ----------
                                                   ------------  ----------   -----------   ----------   ----------


The accompanying notes are an integral part of these consolidated financial statements.

                             MONACO COACH CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR  THE YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND  JANUARY 1, 2000
             (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     1997               1998              1999
                                                               ------------------  ---------------   ---------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                  $          12,436   $       22,669    $       43,761
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
      Gain on sale of dealership assets                                     (539)
      Depreciation and amortization                                        3,641            4,947             5,904
      Loss (gain) on disposal of equipment                                                    (32)
      Deferred income taxes                                                 (167)          (2,011)           (1,491)
      Change in assets and liabilities, net of effects
            of business combination:
         Trade receivables, net                                          (10,423)         (10,764)             (465)
         Inventories                                                        (790)         (14,145)          (28,030)
         Prepaid expenses                                                    415              785              (179)
         Accounts payable                                                   (720)           5,000             8,414
         Income taxes payable                                             (6,357)           3,144            (2,743)
         Accrued expenses and other liabilities                            2,463            7,392             6,990
                                                               ------------------  ---------------   ---------------
            Net cash provided by (used in) operating
              activities                                                     (41)          16,985            32,161
                                                               ------------------  ---------------   ---------------

Cash flows from investing activities:
   Additions to property, plant and equipment                            (19,617)         (10,286)          (32,228)
   Proceeds from sale of equipment                                                            189
   Proceeds from sale of retail stores and collections
      on notes receivable, net of closing costs                            1,249            1,847               910
   Other                                                                       0              (80)
                                                               ------------------  ---------------   ---------------
            Net cash used in investing activities                        (18,368)          (8,330)          (31,318)
                                                               ------------------  ---------------   ---------------

Cash flows from financing activities:
   Book overdraft                                                          4,307            3,757             1,959
   Borrowings (payments) on line of credit, net                            5,564           (7,713)            6,213
   Borrowings (payments) on floor financing, net                          (4,650)
   Payments on long-term notes payable                                    (2,625)          (5,475)          (10,400)
   Issuance of common stock                                               16,351              591             1,385
   Cost to issue shares of common stock                                     (645)
   Other                                                                     107              185

                                                               ------------------  ---------------   ---------------
            Net cash provided by (used in) financing
              activities                                                  18,409           (8,655)             (843)
                                                               ------------------  ---------------   ---------------

Net change in cash                                                             0                0                 0
Cash at beginning of period                                                    0                0                 0

                                                               ------------------  ---------------   ---------------
Cash at end of period                                          $               0   $            0    $            0
                                                               ------------------  ---------------   ---------------
                                                               ------------------  ---------------   ---------------



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

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes a framework for segment reporting which includes interim reporting requirements of selected segment information.

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

          FISCAL PERIOD

      The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31. Interim periods also end on the Saturday closest to the calendar quarter end. Therefore 1997 was 53 weeks long, and 1998 and 1999 were each 52 weeks long. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

      STOCK SPLITS

      On May 18, 1999 the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on the Company's Common stock. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split. Share amounts presented in the Consolidated Statement of Stockholders' Equity reflect the actual share amounts outstanding for each period presented.


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

      CONCENTRATION OF CREDIT RISK - The Company distributes its products through an independent dealer network for recreational vehicles. Sales to one customer were approximately 9%, 6%, and 10% of net revenues for the fiscal years ended January 3, 1998, January 2, 1999, and January 1, 2000 respectively. No other individual dealers represented over 10% of net revenues in 1997 or 1998. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial results.

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

      RELIANCE ON KEY SUPPLIERS - The Company's production strategy relies on certain key suppliers' ability to deliver subassemblies and component parts in time to meet manufacturing schedules. The Company has a variety of key suppliers, including Allison, Workhorse, Cummins, Dana, Ford and Freightliner. The Company does not have any long-term contracts with these suppliers or their distributors. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford indicated it might need to put its gasoline powered chassis on allocation. In light of these dependencies, it is possible that failure of Allison, Ford or any of the other suppliers to meet the Company's future requirements for transmissions, chassis or other key components could have a material near-term impact on the Company's business, results of operations and financial condition.

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

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization. Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction. Capitalized interest was $643,000 in 1997, $44,000 in 1998 and $195,000 in 1999. Maintenance and
      repairs are charged to expense as incurred. Replacements and renewals are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

      The cost of plant and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. Buildings are generally depreciated over 39 years and equipment is depreciated over 3 to 10 years. Leasehold improvements are amortized under the straight-line method based on the shorter of the lease periods or the estimated useful lives.

      At each balance sheet date, management assesses whether there has been permanent impairment in the value of long-lived assets. The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

      Continued

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      GOODWILL AND DEBT ISSUANCE COSTS

      Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at January 1, 2000, the unamortized amount was $2.1 million. The goodwill arising from the Holiday Acquisition (as hereinafter defined) is being amortized on a straight-line basis over 20 years; at January 1, 2000, the unamortized amount was $17.1 million. At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill. The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

      Unamortized debt issuance costs of $929,000 at January 2, 1999 and $114,000 at January 1, 2000, arising from the Holiday Acquisition, are being amortized over the term of the loan.

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

      ADVERTISING COSTS

      The Company expenses advertising costs as incurred, except for prepaid show costs which are expensed when the event takes place. During 1999, approximately $6.4 million ($6.2 million in 1997 and $6.2 million in 1998) of advertising costs were expensed.

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are charged to expense as incurred and were $4.7 million for 1999 ($4.6 million in 1997 and $4.2 million for 1998).


      Continued

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      SUPPLEMENTAL CASH FLOW DISCLOSURES :

                                                                            (IN THOUSANDS)
                                                                1997              1998              1999
                                                          -----------------  ----------------  ---------------
      Cash paid during the period for:
        Interest, net of amount capitalized of $643 in
            1997, $44 in 1998 and $195 in 1999            $          2,064   $         1,994   $        1,131

        Income taxes                                                15,311            14,733           30,823

      Sale of retail stores:
        Notes receivable obtained from the sale of
          retail stores                                   $          2,038

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

      The ten acquired Holiday World retail store properties were classified as "assets held for sale". Eight of the stores were sold within one year of the acquisition date. The remaining two stores were sold for a gain of $539,000 in the third quarter of 1997 which was recognized in the determination of net income for the period. The Company's results of operations and cash flows include Holiday World since March 4, 1996, as the operating activities of Holiday World are not clearly distinguishable from other continuing operations. Net sales of Holiday World stores subsequent to the purchase and included in the fiscal year ended January 3, 1998 were $6.8 million.

3.    INVENTORIES:

      Inventories consist of the following:


                                                     (IN THOUSANDS)
                                              January 2,         January 1,
                                                  1999              2000
                                            ----------------   ---------------
          Raw materials                     $        34,207    $       48,300
          Work-in-process                            21,299            26,743
          Finished units                              4,060            12,553
                                            ----------------   ---------------
                                            $        59,566    $       87,596
                                            ================   ===============

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.    PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment consist of the following:

                                                                                           (IN THOUSANDS)
                                                                                      January 2,         January 1,
                                                                                          1999              2000
                                                                                    ----------------   ---------------
          Land                                                                      $         4,149    $        6,323
          Buildings                                                                          44,442            72,184
          Equipment                                                                          12,549            16,679
          Furniture and fixtures                                                              4,204             5,687
          Vehicles                                                                              942             1,028
          Leasehold improvements                                                                619               825
          Construction in progress                                                            4,161               567
                                                                                    ----------------   ---------------
                                                                                             71,066           103,293
          Less accumulated depreciation and amortization                                      9,411            13,854
                                                                                    ----------------   ---------------
                                                                                    $        61,655    $       89,439
                                                                                    ================   ===============

  5.  NOTES RECEIVABLE:

      The Company acquired notes receivable as consideration for the sale of certain Holiday World retail stores. As of the year ended January 1, 2000, there were no outstanding notes receivable balances.


  6.  ACCRUED EXPENSES AND OTHER LIABILITIES:


                                                                                             (IN THOUSANDS)
                                                                                      January 2,         January 1,
                                                                                          1999              2000
                                                                                    ----------------   ---------------
          Payroll, vacation and related accruals                                    $        11,200    $       11,652
          Payroll and property taxes                                                          1,381             1,815
          Reserve for warranty claims                                                        11,906            15,300
          Reserve for product liability claims                                                5,698             7,543
          Promotional and advertising                                                           946             1,085
          Other                                                                               2,288             3,014
                                                                                    ---------------    --------------
                                                                                    $        33,419    $       40,409
                                                                                    ===============    ===============


 7.   LINE OF CREDIT:

      The Company has a revolving line of credit up to $20 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at .375%. There were outstanding borrowings of $7.9 million at January 1, 2000 with an effective interest rate of 8.5%.

      The weighted average interest rate on the outstanding borrowings under the revolving line of credit was 8.4% and 8.0% for 1998 and 1999, respectively. Interest expense on the unused available portion of the line was $154,000 or 3.7% and $89,000 or 3.2% of weighted average outstanding borrowings for 1998 and 1999, respectively. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to EBITDA (earnings before interest, taxes, depreciation and amortization), interest coverage ratio, leverage ratio and capital expenditures.

8.    LONG-TERM BORROWINGS:

      In 1996, the Company obtained a term loan to finance the Holiday Acquisition, with interest payable monthly at various rates based on the Company's interest coverage ratio. During the first quarter of 1999, the Company paid the remaining portion of the term loan in full without penalty.


9.    PREFERRED STOCK:

      The Company has authorized "blank check" preferred stock (1,934,783 shares authorized, $.01 par value) ("Preferred Stock"), which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of the Preferred Stock. There were no shares of Preferred Stock outstanding as of January 2, 1999 or January 1, 2000.

      The Company had designated 100,000 shares of the original 2,000,000 shares authorized of Preferred Stock as Series A Convertible Preferred Stock ("Series A") at $.01 par value. The Company issued 65,217 shares of Series A in connection with the Holiday Acquisition. The outstanding shares of Series A were converted into 230,767 shares of Common Stock in conjunction with the Company's secondary public offering on June 23, 1997. None of the Series A remained authorized at January 1, 2000.

      The excess of redemption value over the carrying value of Series A was accreted by charges to retained earnings. For the year ended January 3, 1998 the accretion charge was $317,000.


10.   INCOME TAXES:

      The provision for income taxes is as follows:

                                                                                    (IN THOUSANDS)
                                                                       1997              1998               1999
                                                                 ----------------  ----------------   ----------------
          Current:
             Federal                                             $         7,349   $        14,985    $        24,439
             State                                                         1,637             3,119              5,133
                                                                 ----------------  ----------------   ----------------
                                                                           8,986            18,104             29,572
          Deferred:
             Federal                                                        (136)           (1,660)            (1,222)
             State                                                           (31)             (351)              (269)
                                                                 ----------------  ----------------   ----------------
                      Provision for income taxes                 $         8,819   $        16,093    $        28,081
                                                                 ----------------  ----------------   ----------------
                                                                 ----------------  ----------------   ----------------

      Continued
                                                                              34

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.   INCOME TAXES, CONTINUED:

      The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company's effective income tax rate is as follows:

                                                                                    (IN THOUSANDS)
                                                                       1997              1998               1999
                                                                 ----------------   ---------------   ----------------
          Expected U.S. federal income taxes at
               statutory rates                                   $         7,439    $       13,567    $        25,145
          State and local income taxes, net of
               federal benefit                                             1,106             1,799              3,162
          Other                                                              274               727               (226)
                                                                 ----------------   ---------------   ----------------
                                                                 $         8,819    $       16,093    $        28,081
                                                                 ----------------   ---------------   ----------------
                                                                 ----------------   ---------------   ----------------

      The components of the current net deferred tax asset and long-term net deferred tax liability are:

                                                                                             (IN THOUSANDS)
                                                                                      January 2,         January 1,
                                                                                          1999              2000
                                                                                    ----------------   ---------------
          Current deferred income tax assets:
             Warranty liability                                                     $         4,717    $        6,063
             Product liability                                                                2,374             2,989
             Inventory reserves                                                               1,134             2,443
             Payroll and related accruals                                                     1,549               973
             Other accruals                                                                   1,204             1,022
                                                                                    ----------------   ---------------
                                                                                    $        10,978    $       13,490
                                                                                    ----------------   ---------------
                                                                                    ----------------   ---------------
          Long-term deferred income tax liabilities:
             Depreciation                                                           $         1,301    $        2,194
             Amortization                                                                     2,008             2,136
                                                                                    ----------------   ---------------
                                                                                    $         3,309    $        4,330
                                                                                    ----------------   ---------------
                                                                                    ----------------   ---------------

      Management believes that the temporary differences which gave rise to the deferred income tax assets will be reversed in the foreseeable future and that the benefit thereof will be realized as a reduction in the provision for current income taxes.

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.   EARNINGS PER SHARE:

      EARNINGS PER SHARE

      Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator. The weighted average number of common shares used in the computation of earnings per common share for the years ended January 3, 1998, January 2, 1999 and January 1, 2000 are as follows:

                                                                       1997               1998              1999
                                                                 ----------------   ----------------  ----------------
          BASIC
          Issued and outstanding shares (weighted
               average)                                               16,865,842         18,658,003        18,808,963

          EFFECT OF DILUTIVE SECURITIES
          Stock options                                                  321,413            423,981           558,006
          Convertible preferred stock                                    358,209
                                                                 ----------------   ----------------  ----------------
          DILUTED                                                     17,545,464         19,081,984        19,366,969
                                                                 ----------------   ----------------  ----------------
                                                                 ----------------   ----------------  ----------------

12.   LEASES:

      The Company has commitments under certain noncancelable operating leases. Total rental expense for the fiscal years ended January 3, 1998, January 2, 1999, and January 1, 2000 related to operating leases amounted to approximately $1.1 million, $1.1 million, and $1.0 million respectively.

      Approximate future minimum rental commitments under these leases at January 1, 2000 are summarized as follows:

                         Fiscal Year                                                     (IN THOUSANDS)
                       -----------------
                             2000                                                                 $1,790
                             2001                                                                  1,645
                             2002                                                                    271
                             2003                                                                     31


13.    BONUS PLAN:

      The Company has a discretionary bonus plan for certain key employees. Bonus expense included in selling, general and administrative expenses for the years ended January 3, 1998, January 2, 1999 and January 1, 2000 was $4.3 million , $9.0 million and $8.0 million, respectively.

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



14.   STOCK OPTION PLANS:

      The Company has an Employee Stock Purchase Plan (the "Purchase Plan") - 1993, a Non-employee Director Stock Option Plan (the "Director Plan") - 1993, and an Incentive Stock Option Plan (the "Option Plan") - 1993:

      STOCK PURCHASE PLAN

      The Company's Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has reserved 455,625 shares of Common Stock for issuance under the Purchase Plan. During the years ended January 2, 1999 and January 1, 2000, 26,863 shares and 25,394 shares, respectively, were purchased under the Purchase Plan. The weighted-average fair value of purchase rights granted in 1998 and 1999 was $10.77 and $20.40, respectively. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

      DIRECTORS' OPTION PLAN

      Each non-employee director of the Company, other than directors affiliated with Liberty Investment Partners II, L.P. or Cariad Capital, Inc., is entitled to participate in the Company's "Director Plan". The Board of Directors and the stockholders have authorized a total of 135,000 shares of Common Stock for issuance pursuant to the Director Plan. Under the terms of the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the "Initial Option") on the later of the effective date of the Company's initial public offering or the date on which the optionee first becomes a director of the Company. Thereafter, each optionee is automatically granted an additional option to purchase 2,500 shares of Common Stock (a "Subsequent Option") on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months. Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant. Each Subsequent Option vests in full on the fifth anniversary of its date of grant. The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the New York Stock Exchange on the date of grant. As of January 1, 2000, 10,800 options had been exercised, and options to purchase 80,600 shares of common stock were outstanding.

      OPTION PLAN

      The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant to employees and consultants of the Company of nonstatutory stock options. A total of 1,771,875 shares of Common Stock have been reserved for issuance under the Option Plan. As of January 1, 2000, options to purchase 728,829 shares of Common Stock were outstanding. These options vest ratably over five years commencing with the date of grant.

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

      Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows (effected for all stock splits-- See Note 11):

                                                      Shares       Price
                                                    -----------  -----------
        Outstanding at December 28, 1996               672,633      $ 3.33
           Granted                                     229,253        5.40
           Exercised                                   (83,864)       2.41
           Forfeited                                   (63,382)       4.22
                                                    -----------  -----------

        Outstanding at January 3, 1998                 754,640        3.98
           Granted                                     188,335       11.60
           Exercised                                  (144,345)       2.86
           Forfeited                                   (17,116)       5.64
                                                    -----------  -----------

        Outstanding at January 2, 1999                 781,514        5.99
           Granted                                     155,151       15.66
           Exercised                                  (124,264)       5.22
           Forfeited                                    (2,972)       8.43
                                                    -----------  -----------

        Outstanding at January 1, 2000                 809,429      $ 7.95
                                                    -----------  -----------

      For various price ranges, weighted average characteristics of all outstanding stock options at January 1, 2000 were as follows:

                                 Options Outstanding           Options Exercisable
                         ------------------------------------ ----------------------

           Range of                  Remaining    Weighted-              Weighted-
           Exercise                    Life        Average                Average
            Prices        Shares      (years)       Price      Shares      Price
        ---------------  ---------- ------------  ----------- ---------- -----------
        $  0.98             83,601      3.2         $ 0.98       83,601    $ 0.98
        $  0.99 - 4.67     183,748      5.1           4.10      116,496      4.11
        $  4.68 - 7.55     211,150      6.3           5.37       70,941      4.97
        $  7.56 - 11.62    175,779      8.3          11.60       25,919     11.62
        $ 11.63 - 24.38    155,151      9.3          15.66         ---      ---
                         ----------                           ----------
                           809,429                              296,957
                         ----------                           ----------
                         ----------                           ----------

      Continued
                                                                              38

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.   STOCK OPTION PLAN CONTINUED:

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

                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                  1997         1998         1999
                                                                               -----------   ---------   -----------
          Net income - as reported                                             $   12,436    $ 22,669    $   43,761
          Net income - pro forma                                                   12,158      22,226        43,067

          Diluted earnings per share - as reported                             $      .71        1.19          2.26
          Diluted earnings per share - pro forma                               $      .69    $   1.17          2.22

      The pro forma effect on net income for 1997, 1998 and 1999 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                        1997        1998       1999
                                                                                      ---------   ---------  ---------
          Risk-free interest rate                                                       6.14%       5.57%      4.43%
          Expected life (in years)                                                      6.16        6.69        6.65
          Expected volatility                                                          56.07%      56.58%     55.65%
          Expected dividend yield                                                       0.00%       0.00%      0.00%

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The fair value of the Company's financial instruments are presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

      LINE OF CREDIT - The carrying amount outstanding on the revolving line of credit is $1.6 million and $7.9 million at January 2, 1999 and January 1, 2000, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.


16.   401(K) DEFINED CONTRIBUTION PLAN

      The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees. Company contributions to the plan totaled $571,000 in 1999, $439,000 in 1997 and $493,000 in 1998.

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

      No significant net losses were incurred during the years ended January 3, 1998, January 2, 1999 or January 1, 2000. The approximate amount subject to contingent repurchase obligations arising from these agreements at January 1, 2000 is $278.2 million. If the Company were obligated to repurchase a significant number of recreational vehicles in the future, losses and reduction in new recreational vehicle sales could result.

      PRODUCT LIABILITY

      The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company has from time to time been subject to product liability claims. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The terms of the policy contain a self-insured retention amount of $100,000 per occurrence, with a maximum annual aggregate self-insured retention of $1.0 million. Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $41.0 million for each occurrence and an annual aggregate of $42.0 million. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a materially adverse effect on the Company's business, results of operations and financial condition.

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

      OTHER COMMITMENTS

      In 1999, the Company began construction of additional office facilities in Oregon. The new facility is scheduled to be completed in 2000 at a total budgeted cost of $2.0 million. At January 1, 2000, the Company had incurred approximately $407,000 in expenditures related to construction in progress on the facility.

                            MONACO COACH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.    QUARTERLY RESULTS (UNAUDITED):

                                                             1st               2nd               3rd              4th
YEAR ENDED JANUARY 3, 1998                               Quarter           Quarter           Quarter          Quarter
                                                ----------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                               $109,024          $105,981          $105,796         $121,094
Gross profit                                              15,034            14,329            14,084           16,081
Operating income                                           5,391             5,341             5,361            6,534
Net income                                                 2,697             2,816             3,159            3,764
Net income attributable to common stock                    2,672             2,524             3,159            3,764
                                                ----------------------------------------------------------------------
Earnings per common share:
   Basic                                                   $0.18             $0.16             $0.17            $0.20
   Diluted                                                 $0.17             $0.16             $0.17            $0.20
                                                ----------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                                                             1st               2nd               3rd              4th
YEAR ENDED JANUARY 2, 1999                               Quarter           Quarter           Quarter          Quarter
                                                ----------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                               $137,176          $134,679          $153,223         $169,724
Gross profit                                              18,353            18,141            21,332           24,406
Operating income                                           7,616             8,173            10,770           13,457
Net income                                                 4,193             4,493             6,313            7,670
Net income attributable to common stock                    4,193             4,493             6,313            7,670
                                                ----------------------------------------------------------------------
Earnings per common share:
   Basic                                                   $0.23             $0.24             $0.34            $0.41
   Diluted                                                 $0.22             $0.24             $0.33            $0.40
                                                ----------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                                                             1st               2nd               3rd              4th
YEAR ENDED JANUARY 1, 2000                               Quarter           Quarter           Quarter          Quarter
                                                ----------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                               $193,201          $199,178          $196,694         $191,742
Gross profit                                              29,164            31,347            30,998           30,770
Operating income                                          17,300            18,919            18,373           18,251
Net income                                                 9,878            11,457            11,227           11,199
Net income attributable to common stock                    9,878            11,457            11,227           11,199
                                                ----------------------------------------------------------------------
Earnings per common share:
   Basic                                                   $0.53             $0.61             $0.60            $0.59
   Diluted                                                 $0.51             $0.59             $0.58            $0.58

                                                ----------------------------------------------------------------------

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

         2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Monaco Coach Corporation for the fiscal years ended January 3, 1998, January 2, 1999 and January 1, 2000 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Monaco Coach Corporation.

    SCHEDULE                                                              PAGE
       II             Valuation and Qualifying Accounts                    47

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

3.1               Amended and Restated Certificate of Incorporation of the
                  Registrant (Incorporated herein by reference to Exhibit (3.1) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994).

3.2               Certificate of Amendment of Amended & Restated Certificate of
                  Incorporation dated June 30, 1999.

3.3 Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit (3.2) to the Registrant's Annual
                  Report on Form 10-K for the year ended January 1, 1994).

10.1 Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant's Registration Statement on Form S-1 (Reg.
                  No. 33-67374) declared effective on September 23, 1993).

10.2+ 1993 Incentive Stock Option Plan and form of option agreement thereunder.

10.3+ 1993 Director Option Plan and form of subscription agreement thereunder.

10.4+ 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on
                  Form S-1 (Reg. No. 33-67374) declared effective on September
                  23, 1993).

10.5              Registration Agreement dated March 5, 1993 between the
                  Registrant, Liberty Investment Partners, II and SBA
                  (Incorporated herein by reference to Exhibit (10.10) to the Registrant's Registration Statement on Form S-1 (Reg. No.
                  33-67374) declared effective on September 23, 1993).

10.6              Registration Agreement dated March 5, 1993 among the
                  Registrant, Monaco Capital Partners, Tucker Anthony Holding
                  Corporation and certain other stockholders of the Registrant
                  (Incorporated herein by reference to Exhibit (10.11) to the Registrant's Registration Statement on Form S-1 (Reg. No.
                  33-67374) declared effective on September 23, 1993).

10.7              Credit Agreement dated as of March 5, 1996 among BT Commercial
                  Corporation, Deutsche



                  Financial Services Corporation, Nationsbank of Texas, N.A.,
                  LaSalle National Bank and Monaco Coach Corporation
                  (Incorporated herein by reference to Exhibit (10.1) filed in response to Item 7, "Financial Statements and Exhibits," of the Company's Current Report on Form 8-K dated March 4, 1996).

10.8              Registration Rights Agreement dated as of March 4, 1996 among
                  Holiday Rambler LLC and Monaco Coach Corporation (Incorporated herein by reference to Exhibit (10.2) filed in response to
                  Item 7, "Financial Statements and Exhibits," of the
                  Registrant's Current Report on Form 8-K dated March 4, 1996).

11.1 Computation of earnings per share (see Note 11 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1              Subsidiaries of Registrant.

23.1              Consent of Independent Accountants.

24.1              Power of Attorney (included on the signature pages hereof).

27                Financial Data Schedule

        ------------
+                 The item listed is a compensatory plan.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 1, 2000.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 30, 2000             MONACO COACH CORPORATION

                                     By: /s/ Kay L. Toolson
                                         ------------------
                                          Kay L. Toolson
                                          Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

                  Signature                                     Title                                   Date
---------------------------------------------------------------------------------------------------------------------

/s/ Kay L. Toolson                     Chairman of the Board and Chief Executive                March 30, 2000
------------------                     Officer (Principal Executive Officer)
(Kay L. Toolson)

/s/ John W. Nepute                     Vice   President  of  Finance  and  Chief   Financial    March 30, 2000
------------------                     Officer (Principal Financial and Accounting Officer)
(John W. Nepute)

/s/ Michael J. Kluger                  Director                                                 March 30, 2000
---------------------
(Michael J. Kluger)

/s/ Lee Posey                          Director                                                 March 30, 2000
-------------
(Lee Posey)

/s/ Carl E. Ring, Jr.                  Director                                                 March 30, 2000
---------------------
(Carl E. Ring, Jr.)

/s/ Richard A. Rouse                   Director                                                 March 30, 2000
--------------------
(Richard A. Rouse)

/s/ Roger A. Vandenberg                Director                                                 March 30, 200o
-----------------------
(Roger A. Vandenberg)


                            MONACO COACH CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                              BALANCE AT     CHARGE                   BALANCE AT
                                               BEGINNING       TO         CLAIMS       END OF
DESCRIPTION                                    OF PERIOD     EXPENSE       PAID        PERIOD
                                              ------------ ------------ ------------ ------------
Fiscal year ended January 3, 1998:
    Reserve for warranty claims...........      $8,791       $14,697      $13,507       $9,981
                                              ------------ ------------ ------------ ------------
                                              ------------ ------------ ------------ ------------
    Reserve for product liability.........      $4,507       $ 3,929      $ 3,177       $5,259
                                              ------------ ------------ ------------ ------------
                                              ------------ ------------ ------------ ------------

Fiscal year ended January 2, 1999:
    Reserve for warranty claims...........      $9,981       $12,726      $10,801      $11,906
                                              ------------ ------------ ------------ ------------
                                              ------------ ------------ ------------ ------------
    Reserve for product liability.........      $5,259       $ 3,872      $ 3,433       $5,698
                                              ------------ ------------ ------------ ------------
                                              ------------ ------------ ------------ ------------

Fiscal year ended January 1, 2000:
    Reserve for warranty claims...........     $11,906       $14,881      $11,487      $15,300
                                              ------------ ------------ ------------ ------------
                                              ------------ ------------ ------------ ------------
    Reserve for product liability.........      $5,698        $5,625       $3,780       $7,543
                                              ------------ ------------ ------------ ------------
                                              ------------ ------------ ------------ ------------

                                EXHIBIT INDEX

Exhibit No.                                              Exhibit
-----------       -------------------------------------------------------------
 3.1              Amended and Restated Certificate of Incorporation of the
                  Registrant (Incorporated herein by reference to Exhibit (3.1)
                  to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994).

 3.2              Certificate of Amendment of Amended & Restated Certificate of
                  Incorporation dated June 30, 1999.

 3.3 Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit (3.2) to the Registrant's Annual
                  Report on Form 10-K for the year ended January 1, 1994).

10.1 Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant's Registration Statement on Form S-1 (Reg.
                  No. 33-67374) declared effective on September 23, 1993).

10.2+ 1993 Incentive Stock Option Plan and form of option agreement thereunder.

10.3+ 1993 Director Option Plan and form of subscription agreement thereunder.

10.4+ 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on
                  Form S-1 (Reg. No. 33-67374) declared effective on September
                  23, 1993).

10.5              Registration Agreement dated March 5, 1993 between the
                  Registrant, Liberty Investment Partners, II and SBA
                  (Incorporated herein by reference to Exhibit (10.10) to the Registrant's Registration Statement on Form S-1 (Reg. No.
                  33-67374) declared effective on September 23, 1993).

10.6              Registration Agreement dated March 5, 1993 among the
                  Registrant, Monaco Capital Partners, Tucker Anthony Holding
                  Corporation and certain other stockholders of the Registrant
                  (Incorporated herein by reference to Exhibit (10.11) to the Registrant's Registration Statement on Form S-1 (Reg. No.
                  33-67374) declared effective on September 23, 1993).

10.7              Credit Agreement dated as of March 5, 1996 among BT Commercial
                  Corporation, Deutsche Financial Services Corporation,
                  Nationsbank of Texas, N.A., LaSalle National Bank and Monaco
                  Coach Corporation (Incorporated herein by reference to Exhibit
                  (10.1) filed in response to Item 7, "Financial Statements and Exhibits," of the Company's Current Report on Form 8-K dated
                  March 4, 1996).

10.8              Registration Rights Agreement dated as of March 4, 1996 among
                  Holiday Rambler LLC and Monaco Coach Corporation (Incorporated herein by reference to Exhibit (10.2) filed in response to
                  Item 7, "Financial Statements and Exhibits," of the
                  Registrant's Current Report on Form 8-K dated March 4, 1996).

11.1 Computation of earnings per share (see Note 11 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1              Subsidiaries of Registrant.

23.1              Consent of Independent Accountants.

24.1              Power of Attorney (included on the signature pages hereof).

27                Financial Data Schedule

        ------------
+     The item listed is a compensatory plan..