Form 10-Q
period 2000-04-01
MONACO COACH CORP /DE/
filed 2000-05-16
CIK 910619

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: April 1, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from                to

Commission File Number: 1-14725

MONACO COACH CORPORATION

Delaware (State of Incorporation)	35-1880244 (I.R.S. Employer Identification No.)

91320 Industrial Way
Coburg, Oregon 97408
(Address of principal executive offices)

Registrant's telephone number, including area code (541) 686-8011

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    The number of shares outstanding of common stock, $.01 par value, as of April 1, 2000: 18,896,772

MONACO COACH CORPORATION
FORM 10-Q
April 1, 2000

INDEX

Page Reference
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets as of January 1, 2000 and April 1, 2000	4
Condensed Consolidated Statements of Income for the quarter ended April 3, 1999 and April 1, 2000.	5
Condensed Consolidated Statements of Cash Flows for the quarter ended April 3, 1999 and April 1, 2000.	6
Notes to Condensed Consolidated Financial Statements.	7 - 8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.	15
Signatures	16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands)

	January 1, 2000	April 1, 2000
ASSETS
Current assets:
Cash		$6,877
Trade receivables, net	$36,538	50,644
Inventories	87,596	100,801
Prepaid expenses	322	536
Deferred income taxes	13,490	14,740

Total current assets	137,946	173,598
Property, plant and equipment, net	89,439	91,207
Debt issuance costs, net of accumulated amortization of $1,999 and $2,022, respectively	114	91
Goodwill, net of accumulated amortization of $4,029 and $4,191, respectively	19,228	19,066

Total assets	$246,727	$283,962

LIABILITIES
Current liabilities:
Book overdraft	$12,478
Line of credit	7,853
Accounts payable	36,912	$70,852
Income taxes payable	1,406	9,929
Accrued expenses and other liabilities	40,409	41,957

Total current liabilities	99,058	122,738
Deferred income taxes	4,330	4,694

	103,388	127,432

Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 18,871,084 and 18,896,772 issued and outstanding respectively	189	189
Additional paid-in capital	46,268	46,541
Retained earnings	96,882	109,800

Total stockholders' equity	143,339	156,530

Total liabilities and stockholders' equity	$246,727	$283,962

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended
	April 3, 1999	April 1, 2000
Net sales	$193,201	$237,983
Cost of sales	164,037	200,669

Gross profit	29,164	37,314
Selling, general and administrative expenses	11,703	15,778
Amortization of goodwill	161	161

Operating income	17,300	21,375
Other income, net	9	1
Interest expense	(983)	(112)

Income before income taxes	16,326	21,264
Provision for income taxes	6,448	8,346

Net income	$9,878	$12,918

Earnings per common share:
Basic	$.53	$.68
Diluted	$.51	$.67
Weighted average common shares outstanding:
Basic	18,737,077	18,886,646
Diluted	19,285,713	19,368,145

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Quarter Ended
	April 3, 1999	April 1, 2000
Increase (Decrease) in Cash:
Cash flows from operating activities:
Net income	$9,878	$12,918
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,843	1,516
Deferred income taxes	(415)	(886)
Changes in working capital accounts:
Trade receivables, net	(7,908)	(14,106)
Inventories	(5,655)	(13,205)
Prepaid expenses	143	(214)
Accounts payable	15,448	33,940
Income taxes payable	4,630	8,523
Accrued expenses and other liabilities	2,267	1,548

Net cash provided by operating activities	20,231	30,034

Cash flows from investing activities:
Additions to property, plant and equipment	(8,603)	(3,099)
Proceeds from collections on notes receivable	188

Net cash used in investing activities	(8,415)	(3,099)

Cash flows from financing activities:
Book overdraft	176	(12,478)
Payments on lines of credit, net	(1,640)	(7,853)
Payments on long-term note payable	(10,400)
Issuance of common stock	48	273

Net cash used in financing activities	(11,816)	(20,058)

Net change in cash	0	6,877
Cash at beginning of period	0	0

Cash at end of period	$0	$6,877

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

    The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 1, 2000 and April 1, 2000, and the results of its operations and its cash flows for the quarters ended April 3, 1999 and April 1, 2000. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 1, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 1, 2000.

2. Inventories

    Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	(in thousands)
	January 1, 2000	April 1, 2000
Raw materials	$48,300	$50,418
Work-in-process	26,743	32,268
Finished units	12,553	18,115

	$87,596	$100,801

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

4. Line of Credit

    The Company has a bank line of credit consisting of a revolving line of credit of up to $20.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. There were no outstanding borrowings under the line of credit at April 1, 2000. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company.

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

	April 3, 1999	April 1, 2000
Basic
Issued and outstanding shares (weighted average)	18,737,077	18,886,646
Effect of Dilutive Securities
Stock options	548,636	481,499

Diluted	19,285,713	19,368,145

6. Commitments and Contingencies

  Repurchase Agreements

    Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles. Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that, for varying periods of up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $323.5 million as of April 1, 2000, with approximately 8.0% concentrated with one dealer.

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

7. New Accounting Pronouncements

    In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101—Revenue Recognition in Financial Statements (SAB 101), was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. In March 2000, SAB 101A was issued to defer the implementation date to the second quarter of 2000. The Company is currently reviewing the requirements of SAB 101 and 101A and assessing the impact on the financial statements.

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

GENERAL

    Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables"). The Company's product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the "Monaco", "Holiday Rambler", "Royale Coach", and "McKenzie Towables" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $70,000 to $900,000 for motor coaches and from $18,000 to $70,000 for towables.

RESULTS OF OPERATIONS

Quarter ended April 3, 1999 Compared to Quarter ended April 1, 2000

    First quarter net sales increased 23.2% to $238.0 million compared to $193.2 million for the same period last year. Gross sales dollars on motorized products were up 22.7%, as the Company benefited from a strong showing by the Company's high-end diesel models as well as sales from three new motorized products introduced in late 1999. The Company's gross towable sales were up 24.2% as both the Holiday Rambler and McKenzie towable operations reported strong increases. The Company's overall unit sales were up 18.1% in the first quarter of 2000 with motorized and towable unit sales being up 14.2% and 26.0% respectively. The Company's average unit selling price increased slightly in the first quarter of 2000 to $86,000 from $82,000 in the comparable 1999 quarter as the Company's strong mix of diesel motor coaches offset the increases in lower priced gasoline motor coaches and towable products. The Company's continued push into the less expensive diesel and gasoline motor coach market is expected to keep the overall average selling price below $100,000.*

    Gross profit for the first quarter of 2000 increased to $37.3 million, up $8.1 million, from $29.2 million in 1999, and gross margin increased from 15.1% in the first quarter of 1999 to 15.7% in the first quarter of 2000. Gross margin in the first quarter of 2000 benefited from a strong mix of motorized products and manufacturing efficiencies from an increase in production volume in the Company's manufacturing plants. This benefit was partially dampened by the ramp up of the Company's new production facility in Oregon. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

    Selling, general, and administrative expenses increased by $4.1 million from $11.7 million in the first quarter of 1999 to $15.8 million in the first quarter of 2000 and increased as a percentage of sales from 6.1% in 1999 to 6.6% in 2000. Selling, general and administrative expenses benefited in the first quarter of 1999 from a $1.75 million adjustment in the estimated accrual for 1998 incentive based compensation. Without this benefit, selling, general and administrative expenses in the first quarter of 1999 would have been $13.5 million or 7.0% of sales. Factoring out this one-time benefit, the decrease in selling, general, and administrative expenses as a percentage of sales reflects efficiencies arising from the Company's increased sales level.

    Operating income was $21.4 million in the first quarter of 2000 compared to $17.3 million in the similar 1999 period. The Company's operating margin was 9.0% in both the first quarter of 1999 and 2000. The Company's operating margin in the first quarter of 1999 was positively affected by the $1.75 million adjustment of incentive based compensation accrued for 1998. Without this benefit, operating margin in the first quarter of 1999 would have been 8.0%. The Company's operating margin of 9.0% in the first quarter of 2000 reflects improvement in gross margin combined with the reduction of selling, general, and administrative expense as a percentage of sales.

    Net interest expense was $112,000 in the first quarter of 2000 compared to $983,000 in the comparable 1999 period. First quarter interest expense included $23,000 in 2000 and $103,000 in 1999 related to the amortization of debt issuance costs related to the credit facilities. Additionally, interest expense in the first quarter of 1999 included $639,000 from accelerated amortization of debt issuance costs related to the credit facilities. The Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit.

    The Company reported a provision for income taxes of $8.3 million, or an effective tax rate of 39.25% in the first quarter of 2000, compared to $6.4 million, or an effective tax rate of 39.5% for the comparable 1999 period.

    Net income increased by $3.0 million, from $9.9 million in the first quarter of 1999 to $12.9 million in 2000 due to the increase in sales combined with an increase in operating margin and a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first quarter of 2000, the Company had cash flows of $30.0 million from operating activities. The Company generated $14.4 million from net income and non-cash expenses such as depreciation and amortization. The balance of operating cash flow resulted from increases in accounts payable, income taxes payable and accrued expenses which more than offset increases in trade receivables, inventories and deferred taxes.

    The Company has credit facilities consisting of a revolving line of credit of up to $20.0 million (the "Revolving Loans"). At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or Eurodollar. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. There were no outstanding borrowings under the Revolving Loans at April 1, 2000. The Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

    The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At April 1, 2000, the Company had working capital of approximately $50.9 million, an increase of $12.0 million from working capital of $38.9 million at January 1, 2000. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

    The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $3.1 million in the first quarter of 2000, primarily for the expansion of facilities which began in late 1999. The Company anticipates that capital expenditures for all of 2000 will be approximately $20 million, which includes purchasing and remodeling the production facility in Elkhart, Indiana the Company agreed to acquire last year, expansion and upgrading our service and warranty facilities, as well as $4 to $5 million of maintenance capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

    As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $323.5 million as of April 1, 2000, with approximately 8.0% concentrated with one dealer.

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

    CONCENTRATION OF SALES TO CERTAIN DEALERS  Although the Company's products were offered by 294 dealerships located primarily in the United States and Canada at the end of 1999, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10.0% of the Company's net sales in 1998, in 1999, concentration of sales was 10.0% for one of the Company's dealers. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

    POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS  As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $323.5 million as of April 1, 2000, with approximately 8.0% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 6 of Notes to the Company's Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  27.1 Financial data schedule.

  (b)
  Reports on Form 8-K

  No reports on Form 8-K were required to be filed during the quarter ended April 1, 2000, for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION
Dated:	May 16, 2000	/s/: John W. Nepute
John W. Nepute Executive Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

MONACO COACH CORPORATION FORM 10-Q April 1, 2000
INDEX
PART I - FINANCIAL INFORMATION Item 1. Financial Statement
PART II—OTHER INFORMATION
SIGNATURES