Form 10-Q
period 2000-07-01
MONACO COACH CORP /DE/
filed 2000-08-15
CIK 910619

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

For the period ended:  July 1, 2000
                     --------------
                                       or

[   ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

For the period from ____________________ to _______________.


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


         The number of shares outstanding of common stock, $.01 par value, as of July 1, 2000: 18,913,863

================================================================================
================================================================================

                            MONACO COACH CORPORATION

                                    FORM 10-Q

                                  JULY 1, 2000

                                      INDEX





                                                                                             Page
PART I - FINANCIAL INFORMATION                                                             Reference
------------------------------                                                             ---------
     ITEM 1.  FINANCIAL STATEMENTS.

      Condensed Consolidated Balance Sheets as of
           January 1, 2000 and July 1, 2000.                                                   4

      Condensed Consolidated Statements of Income
           for the quarters and six-month periods ended
           July 3, 1999 and July 1, 2000.                                                      5

      Condensed Consolidated Statements of Cash
           Flows for the six-month periods ended
           July 3, 1999 and July 1, 2000.                                                      6

      Notes to Condensed Consolidated Financial Statements.                                  7 - 8


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.                                    9 - 14

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                      14


PART II - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                             15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                15


     SIGNATURES                                                                                16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            MONACO COACH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED: DOLLARS IN THOUSANDS)


                                                                                   JANUARY 1,         JULY 1,
                                                                                      2000              2000
                                                                                ----------------- -----------------
ASSETS
Current assets:
   Trade receivables, net                                                       $         36,538  $         59,634
   Inventories                                                                            87,596           104,821
   Prepaid expenses                                                                          322             2,655
   Deferred income taxes                                                                  13,490            13,087
                                                                                ----------------- -----------------
            Total current assets                                                         137,946           180,197

Property, plant and equipment, net                                                        89,439            95,950
Debt issuance costs, net of accumulated amortization
     of $1,999 and $2,045, respectively                                                      114                68
Goodwill, net of accumulated amortization of $4,029
     and $4,352, respectively                                                             19,228            18,905
                                                                                ----------------- -----------------
            Total assets                                                        $        246,727  $        295,120
                                                                                ================= =================

LIABILITIES
Current liabilities:
   Book overdraft                                                               $         12,478  $          6,727
   Line of credit                                                                          7,853            11,579
   Accounts payable                                                                       36,912            62,648
   Income taxes payable                                                                    1,406
   Accrued expenses and other liabilities                                                 40,409            40,671
                                                                                ----------------- -----------------
            Total current liabilities                                                     99,058           121,625


Deferred income taxes                                                                      4,330             5,736
                                                                                ----------------- -----------------
                                                                                         103,388           127,361
                                                                                ----------------- -----------------

Commitments and contingencies (Note 6)


STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares
     authorized, 18,871,084 and 18,913,863 issued
     and outstanding respectively                                                            189               189
Additional paid-in capital                                                                46,268            46,622
Retained earnings                                                                         96,882           120,948
                                                                                ----------------- -----------------
            Total stockholders' equity                                                   143,339           167,759
                                                                                ----------------- -----------------
            Total liabilities and stockholders' equity                          $        246,727  $        295,120
                                                                                ================= =================


See accompanying notes.

                            MONACO COACH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                           QUARTER ENDED                   SIX MONTHS ENDED
                                                  --------------------------------- -------------------------------
                                                     JULY 3,           JULY 1,         JULY 3,         JULY 1,
                                                       1999             2000             1999            2000
                                                  ---------------  ---------------- --------------- ---------------
Net sales                                         $      199,178   $       226,091  $      392,379  $      464,074
Cost of sales                                            167,831           193,974         331,868         394,643
                                                  ---------------  ---------------- --------------- ---------------
            Gross profit                                  31,347            32,117          60,511          69,431

Selling, general and administrative expenses              12,266            13,738          23,969          29,516
Amortization of goodwill                                     162               162             323             323
                                                  ---------------  ---------------- --------------- ---------------
            Operating income                              18,919            18,217          36,219          39,592

Other income, net                                             56                62              65              63
Interest expense                                             (23)             (127)         (1,006)           (239)
                                                  ---------------  ---------------- --------------- ---------------
            Income before income taxes                    18,952            18,152          35,278          39,416

Provision for income taxes                                 7,495             7,004          13,943          15,350
                                                  ---------------  ---------------- --------------- ---------------

            Net income                            $       11,457    $       11,148  $       21,335  $       24,066
                                                  ===============  ================ =============== ===============


Earnings per common share:
            Basic                                      $ .61             $ .59           $ 1.14         $ 1.27
            Diluted                                    $ .59             $ .58           $ 1.10         $ 1.25

Weighted average common shares outstanding:
            Basic                                   18,785,290        18,902,592       18,791,185     18,894,620
            Diluted                                 19,346,131        19,276,722       19,316,293     19,322,434



See accompanying notes.

                            MONACO COACH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED: DOLLARS IN THOUSANDS)




                                                                                          SIX MONTHS ENDED
                                                                                  ---------------------------------
                                                                                      JULY 3,          JULY 1,
                                                                                       1999             2000
                                                                                  ---------------- ----------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                                     $        21,335  $        24,066
   Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
      Depreciation and amortization                                                         2,989            3,056
      Deferred income taxes                                                                (1,797)           1,809
      Changes in working capital accounts:
         Trade receivables, net                                                           (13,313)         (23,096)
         Inventories                                                                       (8,976)         (17,225)
         Prepaid expenses                                                                      48           (2,333)
         Accounts payable                                                                  19,410           25,736
         Income taxes payable                                                              (2,601)             262
         Accrued expenses and other liabilities                                             6,657           (1,406)
                                                                                  ---------------- ----------------
            Net cash provided by operating activities                                      23,752           10,869
                                                                                  ---------------- ----------------
Cash flows from investing activities:
   Additions to property, plant and equipment                                             (20,279)          (9,198)
   Proceeds from collections on notes receivable                                              910
                                                                                  ---------------- ----------------
            Net cash used in investing activities                                         (19,369)          (9,198)
                                                                                  ---------------- ----------------
 Cash flows from financing activities:
   Book overdraft                                                                           1,567           (5,751)
   Borrowings (payments) on lines of credit, net                                            3,856            3,726
   Payments on long-term note payable                                                     (10,400)
   Issuance of common stock                                                                   594              354
                                                                                  ---------------- ----------------
            Net cash used in financing activities                                          (4,383)          (1,671)
                                                                                  ---------------- ----------------
Net change in cash                                                                              0                0
Cash at beginning of period                                                                     0                0
                                                                                  ---------------- ----------------
Cash at end of period                                                             $             0  $             0
                                                                                  ================ ================


See accompanying notes.

                            MONACO COACH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 1, 2000 and July 1, 2000, and the results of its operations for the quarters and six-month periods ended July 3, 1999 and July 1, 1999, and cash flows of the Company for the six-month periods ended July 3, 1999 and July 1, 2000. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 1, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 1, 2000.

2.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

                                                                                          (IN THOUSANDS)
                                                                                   JANUARY 1,         JULY 1,
                                                                                     2000              2000
                                                                                ----------------- -----------------
        Raw materials                                                           $         48,300  $         45,828
        Work-in-process                                                                   26,743            38,444
        Finished units                                                                    12,553            20,549
                                                                                ----------------- -----------------
                                                                                $         87,596  $        104,821
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

4.   LINE OF CREDIT

     The Company has a bank line of credit consisting of a revolving line of credit of up to $20.0 million, with interest payable monthly at varying rates based on the Company's interest coverage ratio and interest payable monthly on the unused available portion of the line at 0.375%. Outstanding borrowings under the line of credit were $11.6 million at July 1, 2000. The revolving line of credit expires March 1, 2001 and is collateralized by all the assets of the Company. The Company has received a waiver from the lender for capital expenditures in 2000 that exceeded the restrictive covenant that was established in the 1996 credit agreement.

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

                                                       QUARTER ENDED                   SIX MONTHS ENDED
                                              --------------------------------  -------------------------------
                                                 JULY 3,          JULY 1,          JULY 3,         JULY 1,
                                                   1999             2000            1999            2000
                                              ---------------  ---------------  -------------- ----------------
BASIC
Issued and outstanding shares                     18,785,290       18,902,592      18,791,185       18,894,620
(weighted average)

EFFECT OF DILUTIVE SECURITIES
Stock Options                                        560,841          374,130         525,108          427,814
                                              ---------------  ---------------  -------------- ----------------
DILUTED                                           19,346,131       19,276,722      19,316,293       19,322,434
                                              ===============  ===============  ============== ================



6.   COMMITMENTS AND CONTINGENCIES

     REPURCHASE AGREEMENTS

     Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles. Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that, for varying periods of up to 15 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $294.5 million as of July 1, 2000, with approximately 6.2% concentrated with one dealer.


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


7.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial Statements (SAB 101), was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. In March 2000, SAB 101A was issued to defer the implementation date to the second quarter of 2000. In June 2000, SAB 101B was issued to defer the implementation date to the fourth quarter of 2000. The Company is currently reviewing the requirements of SAB 101 and assessing the impact on the financial statements.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

QUARTER ENDED JULY 1, 2000 COMPARED TO QUARTER ENDED JULY 3, 1999

Second quarter net sales increased 13.5% to $226.1 million compared to $199.2 million for the same period last year. Gross sales dollars on motorized products were up 13.5%, reflecting a strong showing by the Company's Monaco brand high-end diesel models as well as sales from three new motorized products produced in late 1999. The Company's gross towable sales were up 18.3% as both the Holiday Rambler and McKenzie towable operations reported increases. The Company's overall unit sales were up 8.0% in the second quarter of 2000 with motorized and towable unit sales being up 5.0% and 14.0% respectively. The Company's average unit selling price increased slightly in the second quarter of 2000 to $87,000 from $82,000 in the comparable 1999 quarter as the Company's strong mix of diesel motor coaches offset the increases in the lower priced towable products. The Company's continued push into the less expensive diesel and gasoline motor coach market as well as the recent repositioning of some of its existing towable models into slightly lower price points are expected to keep the overall average selling price below $100,000.*

Gross profit for the second quarter of 2000 increased to $32.1 million, up $770,000, from $31.3 million in 1999, and gross margin decreased from 15.7% in the second quarter of 1999 to 14.2% in the second quarter of 2000. Gross margin declined in the second quarter of 2000 due to a combination of factors. Above normal sales discounts, which net against gross sales, accounted for roughly half the decrease as the combination of a challenging market and the need to sell through the remaining 2000 model year products prior to model change put the Company in a position to offer additional incentives to get dealers to take this product. A shift in the mix of our products, as well as shifting volume among production lines in the plants accounted for about a quarter of the decrease, with the remainder due to a combination of extra costs in our plants related partly to model change and partly to adding features and floor plans to end of the model year units to make them more attractive to our dealers. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $1.5 million to $13.7 million in the second quarter of 2000 but decreased as a percentage of sales from 6.2% in 1999 to 6.1% in 2000. The Company's selling, general, and administrative expense may increase in future periods if the Company is forced to increase its selling and promotional expenses as a result of difficult market conditions or competitive pressures.

Amortization of goodwill was $162,000 in both the second quarter of 2000 and the same period of 1999. At July 1, 2000, goodwill, net of accumulated amortization was $18.9 million.

Operating income was $18.2 million in the second quarter of 2000 compared to $18.9 million in the similar 1999 period. The Company's operating margin was negatively impacted by the decline in gross margin resulting in a reduction in operating margin to 8.1% in the second quarter of 2000 compared to 9.5% in the second quarter of 1999.

Net interest expense was $127,000 in the second quarter of 2000 compared to $23,000 in the comparable 1999 period. The Company capitalized $51,000 of interest expense in the second quarter of 1999 relating to the construction in progress at our Coburg, Oregon facility. Second quarter interest expense included $23,000 in 2000 and 1999 related to the amortization of debt issuance costs associated with the credit facilities.

The Company reported a provision for income taxes of $7.0 million, or an effective tax rate of 38.6% in the third quarter of 2000, compared to $7.5 million, or an effective tax rate of 39.5% for the comparable 1999 period.

Net income declined slightly from $11.5 million in the second quarter of 1999 to $11.1 million in 2000 due to the increase in sales being more than offset by the decline in gross margin.

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JULY 3, 1999

Net sales increased $71.7 million, or 18.3%, to $464.1 million for the first six months of 2000, compared to the similar year earlier period. Gross sales dollars on motorized and towable products were up 18.0% and 21.3%, respectively for the first six months of 2000. Overall unit sales for the Company were up 13.0% in the first six months of 2000 compared to the similar period in 1999 with motorized and towable unit sales up 9.5% and 19.9%, respectively. The Company's average unit selling price increased in the first six months of 2000 to $86,000 compared to $82,000 in the first six months of 1999.

Gross profit for the six-month period ended July 1, 2000 was up $8.9 million to $69.4 million and gross margin decreased to 15.0% in 2000 from 15.4% in 1999. Gross margin in the first six months of 2000 was negatively impacted by the discounting, product mix, and model change issues discussed in the second quarter comparison. Gross margin for the first six months of 1999 benefited from a strong mix of motorized products along with manufacturing efficiencies created from an increase in production volume in all of the Company's manufacturing plants.

Selling, general, and administrative expenses increased by $5.5 million to $29.5 million in the first six months of 2000 and increased as a percentage of sales from 6.1% in 1999 to 6.4% in 2000. Selling, general, and administrative expenses benefited in the first six months of 1999 from a $1.75 million reduction in the estimated accrual for 1998 incentive based compensation. Without this benefit selling, general, and administrative expenses in the first nine months of 1999 would have been 6.6% of sales.

Amortization of goodwill was $323,000 in both the first six months of 2000 and the same period of 1999.

Operating income increased $3.4 million in the first six months of 2000 to $39.6 million, compared to $36.2 million in the year earlier period. The Company's higher selling, general, and administrative expense as a percentage of sales combined with the decline in the Company's gross margin, resulted in a decrease in operating margin to 8.5% in the first six months of 2000 compared to 9.2% in the first six months of 1999. The Company's operating margin in the first six months of 1999 was positively affected by the $1.75 million reduction of incentive based compensation accrued for 1998. Without this benefit operating margin in the first six months of 1999 would have been 8.8%.

Net interest expense declined in the first six months of 2000 to $239,000 from $1,006,000 in the comparable 1999 period. The Company capitalized $51,000 of interest expense in the first six months of 1999 relating to the construction in progress in Coburg, Oregon. The Company's interest expense included $46,000 in the first six months of 2000 and $130,000 in the first six months of 1999 related to the amortization of debt issuance costs recorded in conjunction with the Company's credit facilities. Additionally, interest expense in the first six months of 1999 included $639,000 from accelerated amortization of debt issuance costs related to the credit facilities. The

Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit. See "Liquidity and Capital Resources".

The Company reported a provision for income taxes of $15.4 million, or an effective tax rate of 38.9% for the first six months of 2000, compared to $13.9 million, or an effective tax rate of 39.5% for the comparable 1999 period.

Net income increased to $24.1 million in the first six months of 2000 from $21.3 million in the first six months of 1999, due to the increase in net sales and reduction in interest expense more than compensating for the decline in operating margin.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first six months of 2000, the Company had cash flows of $10.9 million from operating activities. The Company generated $27.1 million from net income and non-cash expenses such as depreciation and amortization. This was reduced by increases to accounts receivable and inventories which were not completely offset by an increase in accounts payable.

The Company has credit facilities consisting of a revolving line of credit of up to $20.0 million (the "Revolving Loans"). At the election of the Company, the Revolving Loans bear interest at variable interest rates based on the Prime Rate or Eurodollar. The Revolving Loans are due and payable in full on March 1, 2001, and require monthly interest payments. The balance outstanding under the Revolving Loans at July 1, 2000 was $11.6 million. The Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At July 1, 2000, the Company had working capital of approximately $58.6 million, an increase of $19.7 million from working capital of $38.9 million at January 1, 2000. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $9.2 million in the first half of 2000, primarily for the expansion of facilities which began in late 1999 including the new diesel manufacturing facility in Elkhart, Indiana. The Company anticipates that capital expenditures for all of 2000 will be approximately $20 million, which includes expansion and upgrading our service and warranty facilities in both Oregon and Indiana as well as a new service center in Florida, as well as $4 to $5 million of maintenance capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $294.5 million as of July 1, 2000, with approximately 6.2% concentrated with one dealer.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        POTENTIAL FLUCTUATIONS IN OPERATING RESULTS The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter. Demand in the overall recreational vehicle industry generally declines during the winter months, while sales and revenues are generally higher during the spring and summer months.* With the broader range of recreational vehicles now offered by the Company, seasonal factors could have a significant impact on the Company's operating results in the future. In addition, unusually severe weather conditions in certain markets could delay the timing of shipments from one quarter to another.

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

        POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $294.5 million as of July 1, 2000, with approximately 6.2% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 6 of Notes to the Company's Condensed Consolidated Financial Statements.

        AVAILABILITY AND COST OF FUEL An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could have a material adverse effect on the Company's business, results of operations and financial condition. Diesel fuel and gasoline have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of diesel fuel or gasoline will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on diesel fuel or gasoline, which have recently increased in price, will not significantly increase in the future, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        RISKS OF LITIGATION The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. Although the Company does not believe that the outcome of any pending litigation, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company, due to the inherent uncertainties associated with litigation there can be no assurance in this regard.*

        To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company's current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $41.0 million for each occurrence and $42.0 million in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, results of operations and financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company, held on May 18, 2000 in Coburg, Oregon, the Stockholders (i) elected three Class I directors to serve on the Company's Board of Directors, (ii) amended the Company's Director Option Plan to (a) set initial option grants at 8,000 shares, (b) remove current limitation on certain directors from participating in the plan, and (c) provide that a stock split will not result in an adjustment of the number of shares subject to automatic option grants occurring after the date of the stock split, and (iii) ratified the Company's appointment of PricewaterhouseCoopers L.L.P. as independent auditors.

                               Nominee                             For                    Withheld
                    -------------------------------           --------------            -------------
                    Kay L. Toolson                               17,071,888                  129,357
                    Michael J. Kluger                            16,846,230                  355,015
                    Lee Posey                                    17,068,755                  132,490

     The vote for amending the Company's Director Option Plan was as follows:

                                          For                    Against                 Abstained
                                     --------------           --------------            -------------
                                        15,983,858                1,046,748                  170,639

     The vote for ratifying the appointment of PricewaterhouseCoopers L.L.P. was as follows:

                                          For                    Against                 Abstained
                                     --------------           --------------            -------------
                                        17,173,061                   13,770                   14,414



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             27.1  Financial data schedule.

     (b)     Reports on Form 8-K

             No reports on Form 8-K were required to be filed during the quarter ended July 1, 2000, for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MONACO COACH CORPORATION



Dated:       August 15, 2000                    /s/:   John W. Nepute
      -----------------------------             -----------------------------
                                                John W. Nepute
                                                Vice President of Finance and
                                                Chief Financial Officer (Duly
                                                Authorized Officer and Principal
                                                Financial Officer)