Form 10-Q
period 2000-09-30
MONACO COACH CORP /DE/
filed 2000-11-14
CIK 910619

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

For the period ended:  September 30, 2000

                                       or

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

For the period from _______________ to _________________

Commission File Number:  1-14725

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

YES  X              NO
    ---                 ---

         The number of shares outstanding of common stock, $.01 par value, as of September 30, 2000: 18,943,076

===============================================================================

                            MONACO COACH CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX


                                                                                  PAGE
PART I - FINANCIAL INFORMATION                                                  REFERENCE
     ITEM 1.  FINANCIAL STATEMENTS.

      Condensed Consolidated Balance Sheets as of                                   4
            January 1, 2000 and September 30, 2000.

      Condensed Consolidated Statements of Income                                   5
           for the quarters and nine-month periods ended
           October 2, 1999 and September 30, 2000.

      Condensed Consolidated Statements of Cash                                     6
           Flows for the nine-month periods ended
           October 2, 1999 and September 30, 2000.

      Notes to Condensed Consolidated Financial Statements.                       7 - 8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.                         9 - 14

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.           14

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                     15

     SIGNATURES                                                                     16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            MONACO COACH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                 JANUARY 1,       SEPTEMBER 30,
                                                                    2000              2000
                                                               ----------------  ----------------
ASSETS
Current assets:
   Trade receivables, net                                      $        36,538   $        71,209
   Inventories                                                          87,596           106,181
   Prepaid expenses                                                        322             1,171
   Deferred income taxes                                                13,490            12,986
                                                               ----------------  ----------------
            Total current assets                                       137,946           191,547

Note Receivable                                                                            2,800
Property, plant and equipment, net                                      89,439            99,955
Debt issuance costs, net of accumulated amortization
     of $1,999 and $2,113, respectively                                    114                 0
Goodwill, net of accumulated amortization of $4,029
     and $4,514, respectively                                           19,228            18,743
                                                               ----------------  ----------------
            Total assets                                       $       246,727   $       313,045
                                                               ----------------  ----------------
                                                               ----------------  ----------------

LIABILITIES
Current liabilities:
   Book overdraft                                              $        12,478   $        15,895
   Line of credit                                                        7,853            19,742
   Accounts payable                                                     36,912            51,876
   Income taxes payable                                                  1,406             1,277
   Accrued expenses and other liabilities                               40,409            39,933
                                                               ----------------  ----------------
            Total current liabilities                                   99,058           128,723

Deferred income taxes                                                    4,330             6,439
                                                               ----------------  ----------------
                                                                       103,388           135,162
                                                               ----------------  ----------------
Commitments and contingencies (Note 6)


STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares
     authorized, 18,871,084 and 18,943,076 issued
     and outstanding respectively                                          189               189
Additional paid-in capital                                              46,268            46,939
Retained earnings                                                       96,882           130,755
                                                               ----------------  ----------------
            Total stockholders' equity                                 143,339           177,883
                                                               ----------------  ----------------
            Total liabilities and stockholders' equity         $       246,727   $       313,045
                                                               ----------------  ----------------
                                                               ----------------  ----------------

See accompanying notes.

                            MONACO COACH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED: DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           QUARTER ENDED                   NINE MONTHS ENDED
                                                  --------------------------------   ------------------------------
                                                   OCTOBER 2,      SEPTEMBER 30,      OCTOBER 2,    SEPTEMBER 30,
                                                      1999              2000             1999            2000
                                                  --------------   ---------------   -------------  ---------------
Net sales                                         $     196,694    $      226,393    $    589,073   $      690,468
Cost of sales                                           165,696           195,485         497,564          590,129
                                                  --------------   ---------------   -------------  ---------------
            Gross profit                                 30,998            30,908          91,509          100,339

Selling, general and administrative expenses             12,464            14,604          36,433           44,120
Amortization of goodwill                                    161               161             484              484
                                                  --------------   ---------------   -------------  ---------------
            Operating income                             18,373            16,143          54,592           55,735

Other income, net                                            24                 2              89               64
Interest expense                                            (23)             (220)         (1,029)            (458)
                                                  --------------   ---------------   -------------  ---------------
            Income before income taxes                   18,374            15,925          53,652           55,341

Provision for income taxes                                7,147             6,118          21,090           21,468
                                                  --------------   ---------------   -------------  ---------------

            Net income                            $      11,227    $        9,807    $     32,562   $       33,873
                                                  --------------   ---------------   -------------  ---------------
                                                  --------------   ---------------   -------------  ---------------

Earnings per common share:
            Basic                                     $ .60             $ .52           $ 1.73          $ 1.79
            Diluted                                   $ .58             $ .51           $ 1.68          $ 1.75

Weighted average common shares outstanding:
            Basic                                   18,844,526       18,935,345       18,788,965      18,908,194
            Diluted                                 19,428,870       19,307,026       19,353,818      19,317,297


See accompanying notes.

                            MONACO COACH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED: DOLLARS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                   --------------------------------
                                                                                     OCTOBER 2,     SEPTEMBER 30,
                                                                                        1999             2000
                                                                                   ---------------  ---------------
INCREASE (DECREASE) IN CASH:

Cash flows from operating activities:
   Net income                                                                      $       32,562   $       33,873
   Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
      Depreciation and amortization                                                         4,210            4,664
      Deferred income taxes                                                                (2,433)           2,613
      Changes in working capital accounts:
         Trade receivables, net                                                            (9,307)         (34,671)
         Inventories                                                                      (14,897)         (18,585)
         Prepaid expenses                                                                      (6)            (849)
         Accounts payable                                                                  15,188           14,964
         Income taxes payable                                                                (924)            (476)
         Accrued expenses and other liabilities                                             8,414             (129)
                                                                                   ---------------  ---------------
            Net cash provided by operating activities                                      32,807            1,404
                                                                                   ---------------  ---------------
Cash flows from investing activities:
   Issuance of Note Receivable                                                                              (2,800)
   Additions to property, plant and equipment                                             (29,116)         (14,581)
   Proceeds from collections on notes receivable                                              910
                                                                                   ---------------  ---------------
            Net cash used in investing activities                                         (28,206)         (17,381)
                                                                                   ---------------  ---------------
Cash flows from financing activities:
   Book overdraft                                                                           3,147            3,417
   Borrowings (payments) on lines of credit, net                                            1,887           11,889
   Payments on long-term note payable                                                     (10,400)
   Issuance of common stock                                                                   765              671
                                                                                   ---------------  ---------------
            Net cash provided by (used in) financing activities                            (4,601)          15,977
                                                                                   ---------------  ---------------
Net change in cash                                                                              0                0
Cash at beginning of period                                                                     0                0
                                                                                   ---------------  ---------------
Cash at end of period                                                              $            0   $            0
                                                                                   ---------------  ---------------
                                                                                   ---------------  ---------------

See accompanying notes.

                            MONACO COACH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 1, 2000 and September 30, 2000, and the results of its operations for the quarters and nine-month periods ended October 2, 1999 and September 30, 2000, and cash flows of the Company for the nine-month periods ended October 2, 1999 and September 30, 2000. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 1, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended January 1, 2000.

2.    INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

                                                                                          (IN THOUSANDS)
                                                                                   JANUARY 1,       SEPTEMBER 30,
                                                                                      2000              2000
                                                                                 ----------------  ----------------
         Raw materials                                                           $        48,300   $        49,559
         Work-in-process                                                                  26,743            31,837
         Finished units                                                                   12,553            24,785
                                                                                 ----------------  ----------------
                                                                                 $        87,596   $       106,181
                                                                                 ----------------  ----------------
                                                                                 ----------------  ----------------

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

4.    LINE OF CREDIT

     During the third quarter of 2000, the Company paid off its revolving line of credit and obtained a commitment from another lender for financing. As part of the transition between credit facilities, the Company's new lender issued the Company a temporary revolving line of credit of up to $40 million (the "Temporary Revolving Loans") which is due and payable on November 30, 2000. The Company's new permanent credit facilities will consist of a revolving line of credit of up to $50.0 million (the "Revolving Loans"). At the election of the Company, the Temporary Revolving Loans and the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans will be due and payable in full on April 30, 2003, and require monthly interest payments. The balance outstanding under the Temporary Revolving Loans at September 30, 2000 was $19.7 million. The Temporary Revolving Loans and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants.

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

                                                           QUARTER ENDED                   NINE MONTHS ENDED
                                                  --------------------------------   ------------------------------
                                                   OCTOBER 2,      SEPTEMBER 30,      OCTOBER 2,    SEPTEMBER 30,
                                                      1999              2000             1999            2000
                                                  --------------   ---------------   -------------  ---------------
     BASIC
     Issued and outstanding shares                   18,844,526        18,935,345      18,788,965       18,908,194
     (weighted average)

     EFFECT OF DILUTIVE SECURITIES
     Stock Options                                      584,344           371,681         564,853          409,103
                                                  --------------   ---------------   -------------  ---------------
     DILUTED                                         19,428,870        19,307,026      19,353,818       19,317,297
                                                  --------------   ---------------   -------------  ---------------
                                                  --------------   ---------------   -------------  ---------------

6.  COMMITMENTS AND CONTINGENCIES

     REPURCHASE AGREEMENTS

     Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery. However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles. Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement. These agreements provide that, for varying periods of up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $306.6 million as of September 30, 2000, with approximately 7.3% concentrated with one dealer.

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

RESULTS OF OPERATIONS

QUARTER ENDED  SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED OCTOBER 2, 1999

Third quarter net sales increased 15.1% to $226.4 million compared to $196.7 million for the same period last year. Gross sales dollars on motorized products were up 19.4%, reflecting a strong showing by the Company's Monaco brand high-end diesel models as well as sales from three new motorized products produced in late 1999. The Company's gross towable sales were up 3.4% as the McKenzie towable operations reported increases that more than offset decreases on the Holiday Rambler towable sales. The Company's overall unit sales were up 2.8% in the third quarter of 2000 with motorized unit sales up 5.9% to 1,652 units, and towable unit sales off by 3.1% to 778 units. The Company's average unit selling prices increased in the third quarter of 2000 to $128,000 from $114,000 for motorized and to $25,500 from $24,000 for towables. The Company's total average unit selling price increased to $95,500 from $83,500 in the same period last year. The Company's continued push into the less expensive diesel and gasoline motor coach market as well as the recent repositioning of some of its existing towable models into slightly lower price points are expected to keep the overall average selling price below $100,000.*

Gross profit for the third quarter of 2000 decreased slightly to $30.9 million, down $90,000, from $31.0 million in 1999, and gross margin decreased from 15.8% in the third quarter of 1999 to 13.7% in the third quarter of 2000. Gross margin declined in the third quarter of 2000 due to a combination of factors. Above normal sales discounts, which net against gross sales, accounted for two-thirds of the decrease. Despite the Company's strong retail numbers the challenging retail environment for our industry coupled with our dealers' desire to maintain lower inventory levels on their lots has made for a very competitive wholesale market. This situation has forced the Company to offer above normal incentives to maintain Company branded product on dealer lots. The Company does not see this competitive environment changing in the fourth quarter of 2000.* The remainder of the difference in gross margin was a result of production inefficiencies created from shifting our volume among production lines in the plants as well as shifting the mix of products on those lines. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures. *

Selling, general, and administrative expenses increased by $2.1 million to $14.6 million in the third quarter of 2000 but only slightly increased as a percentage of sales from 6.3% in 1999 to 6.5% in 2000. The Company's selling, general, and administrative expense may increase in future periods if the Company is forced to increase its selling and promotional expenses as a result of difficult market conditions or competitive pressures.*

Amortization of goodwill was $161,000 in both the third quarter of 2000 and the same period of 1999. At September 30, 2000, goodwill, net of accumulated amortization was $18.7 million.

Operating income was $16.1 million in the third quarter of 2000 compared to $18.4 million in the similar 1999 period. The Company's operating margin was negatively impacted by the decline in gross margin resulting in a reduction in operating margin to 7.1% in the third quarter of 2000 compared to 9.3% in the third quarter of 1999.

Net interest expense was $220,000 in the third quarter of 2000 compared to $23,000 in the comparable 1999 period. The Company capitalized $133,000 of interest expense in the third quarter of 2000 relating to the construction in progress in Indiana which compared to $144,000 capitalized in the third quarter of 1999 related to construction in progress in Oregon. Third quarter interest expense included $68,000 in 2000 and $23,000 in 1999 related to the amortization and subsequent write-off of debt issuance costs associated with the Company's credit facilities which were paid off in the third quarter of 2000.

The Company reported a provision for income taxes of $6.1 million, or an effective tax rate of 38.4% in the third quarter of 2000, compared to $7.1 million, or an effective tax rate of 38.9% for the comparable 1999 period.

Net income for the third quarter of 2000 was $9.8 million compared to $11.2 million in 1999 due to the increase in sales being more than offset by the decline in gross margin.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 2,
1999

Net sales increased $101.4 million, or 17.2%, to $690.5 million for the first nine months of 2000, compared to the similar year earlier period. Gross sales dollars on motorized and towable products were up 18.5% and 15.3%, respectively for the first nine months of 2000. Overall unit sales for the Company were up 9.6% in the first nine months of 2000 compared to the similar period in 1999 with motorized unit sales up 8.4% to 5,187 units and towable unit sales up 12.2% to 2,702. The Company's average unit selling prices increased in the first nine months of 2000 compared to the similar 1999 period to $122,500 from $112,000 for motorized and to $24,500 from $24,000 for towables.

Gross profit for the nine-month period ended September 30, 2000 was up $8.8 million to $100.3 million and gross margin decreased to 14.5% in 2000 from 15.5% in 1999. Gross margin in the first nine months of 2000 was negatively impacted by the discounting, product mix, and model change issues discussed in the second and third quarter comparisons. Gross margin for the first nine months of 1999 benefited from a strong mix of motorized products along with manufacturing efficiencies created from an increase in production volume in all of the Company's manufacturing plants.

Selling, general, and administrative expenses increased by $7.7 million to $44.1 million in the first nine months of 2000 and increased as a percentage of sales from 6.2% in 1999 to 6.4% in 2000. Selling, general, and administrative expenses benefited in the first nine months of 1999 from a $1.75 million reduction in the estimated accrual for 1998 incentive based compensation. Without this benefit selling, general, and administrative expenses in the first nine months of 1999 would have been 6.5% of sales.

Amortization of goodwill was $484,000 in both the first nine months of 2000 and the same period of 1999.

Operating income increased $1.1 million in the first nine months of 2000 to $55.7 million, compared to $54.6 million in the year earlier period. The Company's higher selling, general, and administrative expense as a percentage of sales combined with the decline in the Company's gross margin, resulted in a decrease in operating margin to 8.1% in the first nine months of 2000 compared to 9.3% in the first nine months of 1999. The Company's operating margin in the first nine months of 1999 was positively affected by the $1.75 million reduction of incentive based compensation accrued for 1998. Without this benefit operating margin in the first nine months of 1999 would have been 9.0%.

Net interest expense declined in the first nine months of 2000 to $458,000 from $1,029,000 in the comparable 1999 period. The Company capitalized $133,000 of interest expense in the first nine months of 2000 relating to the construction in progress in Indiana which compared to $195,000 capitalized in the first nine months of 1999 related to construction in progress in Oregon. The Company's interest expense included $61,300 in the first nine months of 2000 and $153,000 in the first nine months of 1999 related to the amortization of debt issuance costs recorded in conjunction with the Company's credit facilities. Additionally, interest expense in the first nine months of 2000 and 1999 included $52,700 and $639,000, respectively, from accelerated amortization of debt issuance costs related to the credit facilities. The Company paid off its revolving credit facility in the third quarter of 2000 and obtained financing from another lender. The Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit. See "Liquidity and Capital Resources".

The Company reported a provision for income taxes of $21.5 million, or an effective tax rate of 38.8% for the first nine months of 2000, compared to $21.1 million, or an effective tax rate of 39.3% for the comparable 1999 period.

Net income increased to $33.9 million in the first nine months of 2000 from $32.6 million in the first nine months of 1999, due to the increase in net sales and reduction in interest expense more than compensating for the decline in operating margin.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first nine months of 2000, the Company had cash flows of $1.4 million from operating activities. The Company generated $38.5 million from net income and non-cash expenses such as depreciation and amortization. This was reduced by increases to accounts receivable and inventories which were not completely offset by an increase in accounts payable.

During the third quarter of 2000, the Company paid off its revolving line of credit and obtained a commitment from another lender for financing. As part of the transition between credit facilities, the Company's new lender issued the Company a temporary revolving line of credit of up to $40 million (the "Temporary Revolving Loans") which is due and payable on November 30, 2000. The Company's new permanent credit facilities will consist of a revolving line of credit of up to $50.0 million (the "Revolving Loans"). At the election of the Company, the Temporary Revolving Loans and the Revolving Loans bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loans will be due and payable in full on April 30, 2003, and require monthly interest payments. The balance outstanding under the Temporary Revolving Loans at September 30, 2000 was $19.7 million. The Temporary Revolving Loans and the Revolving Loans are collateralized by a security interest in all of the assets of the Company and include various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At September 30, 2000, the Company had working capital of approximately $62.8 million, an increase of $23.9 million from working capital of $38.9 million at January 1, 2000. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $14.6 million in the first nine months of 2000, primarily for the expansion of facilities which began in late 1999 including the new diesel chassis manufacturing facility in Elkhart, Indiana. The Company anticipates that capital expenditures for all of 2000 will be approximately $20 million, which includes expansion and upgrading our service and warranty facilities in both Oregon and Indiana as well as a new service center in Florida, and an additional $4 to $5 million of maintenance capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.* The Company expects capital expenditures in 2001 to be between $12 to $15 million, which includes finishing up the Company's warranty and service center projects and minor modifications of our existing manufacturing facilities.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company further expands its operations to address greater than anticipated growth in the market for its products. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $306.6 million as of September 30, 2000, with approximately 7.3% concentrated with one dealer.



FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        POTENTIAL FLUCTUATIONS IN OPERATING RESULTS The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, levels of sales incentives, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter. Demand in the overall recreational vehicle industry generally declines during the winter months, while sales and revenues are generally higher during the spring and summer months.* With the broader range of recreational vehicles now offered by the Company, seasonal factors could have a significant impact on the Company's operating results in the future. In addition, unusually severe weather conditions in certain markets could delay the timing of shipments from one quarter to another.

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

        MANUFACTURING EXPANSION The Company has significantly increased its manufacturing capacity over the last few years and recently completed expansion of its chassis manufacturing facilities. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected building and production difficulties. In the past the Company experienced startup inefficiencies in manufacturing a new model and also has experienced difficulty in increasing production rates at a plant. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

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

        CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 339 dealerships located primarily in the United States and Canada at the end of third quarter of 2000, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Although no single dealer accounted for as much as 10.0% of the Company's net sales in 1998, in 1999, concentration of sales at the end of the third quarter 2000 was 11.5% for one of the Company's dealers. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

        POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $306.6 million as of September 30, 2000, with approximately 7.3% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 6 of Notes to the Company's Condensed Consolidated Financial Statements.

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

        DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches and chassis (Workhorse and Ford) for its gas motorhome products. The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford indicated it might need to put its gasoline powered chassis on allocation. The Company presently believes that its allocation by suppliers of all components is sufficient to enable the unit volume increases that are planned for models, and the Company does not foresee any operating difficulties as a result of vendor supply issues.* Nevertheless, there can be no assurance that Allison, Ford, or any of the Company's other suppliers will be able to meet the Company's future requirements for transmissions, chassis or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

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

PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

              10.1 Credit Agreement dated as of August 25, 2000 with U.S. Bank National Association.

              27.1  Financial data schedule.


     (b)     Reports on Form 8-K

              No reports on Form 8-K were required to be filed during the quarter ended September 30, 2000, for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MONACO COACH CORPORATION



Dated:   November 14, 2000                   /s/:   P. Martin Daley
       ------------------------           -------------------------------------
                                          P. Martin Daley
                                          Vice President and
                                          Chief Financial Officer (Duly
                                          Authorized Officer and Principal
                                          Financial Officer)