Form 10-K
period 2000-12-30
MONACO COACH CORP /DE/
filed 2001-03-30
CIK 910619

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2000

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 1-14725

MONACO COACH CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware	35-1880244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
 None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 23, 2001 as reported on the New York Stock Exchange, was approximately $228.4 million. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 23, 2001, the Registrant had 18,985,217 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2001 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

   This document consists of 47 pages. The Exhibit Index appears at page 45.

PART I

    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation those below marked with an asterisk (*). In addition, the Company may from time to time make oral forward-looking statements through statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under "Factors That May Affect Future Operating Results" within Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company cautions the reader, however, that these factors may not be exhaustive.

ITEM 1. BUSINESS

    Monaco Coach Corporation (the "Company") is a leading manufacturer of premium Class A motor coaches, Class C motor coaches and towable recreational vehicles. The Company's product line consists of nineteen models of motor coaches and eight models of towables (fifth wheel trailers and travel trailers) under the "Monaco", "Holiday Rambler", "Royale Coach", and "McKenzie Towables" brand names. The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $1.2 million for motor coaches and from $24,000 to $80,000 for towables. Based upon retail registrations in 2000, the Company believes it had a 26.9% share of the market for diesel Class A motor coaches, an 11% share of the market for mid-to-high end fifth wheel trailers (units with retail prices above $20,000) and a 32% share of the market for mid-to-high end travel trailers (units with retail prices above $17,000). The Company's products are sold through an extensive network of 338 dealerships located primarily in the United States and Canada.

    The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring all the assets and liabilities of its predecessor company (the "Predecessor Acquisition"). Prior to March 1996, the Company's product line consisted exclusively of High-Line Class A motor coaches. In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. ("Holiday Rambler"), a manufacturer of a full line of Class A motor coaches and towables (the "Holiday Acquisition"). The Company believes that developing relationships with a broad base of first-time buyers, coupled with the Company's strong emphasis on quality, customer service and design innovation, will foster brand loyalty and increase the likelihood that, over time, more customers will trade-up through the Company's line of products. Attracting larger numbers of first-time buyers is important to the Company because of the Company's belief that many recreational vehicle customers purchase multiple recreational vehicles during their lifetime.

PRODUCTS

    The Company currently manufactures nineteen motor coach and eight towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range. The Company's product offerings currently target four product types within the recreational vehicle market: Class A motor coaches, Class C motor coaches, fifth wheel trailers and travel trailers. The Company does not currently compete in any other product categories of the recreational vehicle industry. During the third quarter of 2000, the Company introduced the Diplomat LE, a new luxury edition of the Monaco brand diesel motor coach. In December 2000, the Company introduced the Scepter, a new diesel motor coach, and its first Class C motor coach, the Atlantis, both under the Holiday Rambler brand name. These products were designed to fill a retail price point previously without a product offering from the Company.

    The following table highlights the Company's product offerings as of January 1, 2000:

COMPANY MOTOR COACH PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Class A
Royale Coach	$695,000-$1.2 million	Monaco
Signature Series	$403,000-$475,000	Monaco
Navigator	$289,000-$385,000	Holiday Rambler
Executive	$278,000-$385,000	Monaco
Dynasty	$228,000-$326,000	Monaco
Imperial	$229,000-$281,000	Holiday Rambler
Windsor	$196,000-$267,000	Monaco
Diplomat LE	$187,000-$229,000	Monaco
Scepter	$182,000-$220,000	Holiday Rambler
Endeavor-Diesel	$151,000-$196,000	Holiday Rambler
Diplomat	$147,000-$195,000	Monaco
Knight	$121,000-$162,000	Monaco
Ambassador	$121,000-$162,000	Holiday Rambler
Endeavor-Gasoline	$99,000-$119,000	Holiday Rambler
LaPalma	$87,000-$120,000	Monaco
Vacationer	$80,000-$110,000	Holiday Rambler
Monarch	$75,000-$110,000	Monaco
Admiral	$73,000-$110,000	Holiday Rambler
Class C
Atlantis	$60,000-$70,000	Holiday Rambler

COMPANY TOWABLE PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Grand Medallion Fifth Wheel	$60,000-$79,000	McKenzie
Medallion Fifth Wheel	$39,000-$65,000	McKenzie
Presidential Fifth Wheel	$38,000-$47,000	Holiday Rambler
Lakota Fifth Wheel	$29,000-$49,000	McKenzie
Alumascape Fifth Wheel	$28,000-$37,000	Holiday Rambler
Aluma-Lite Travel Trailer	$31,000-$36,000	Holiday Rambler
Medallion Travel Trailer	$26,000-$37,000	McKenzie
Alumascape Travel Trailer	$24,000-$30,000	Holiday Rambler

    In 2000, the average unit wholesale selling prices of the Company's motor coaches, fifth wheel trailers and travel trailers were approximately $125,700, $27,400 and $21,700, respectively. The Company's motor coach products generated 89.6%, 88.8% and 89.1% of total revenues for the fiscal years 2000, 1999 and 1998, respectively.

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

    The Company expensed $5.1 million, $4.7 million and $4.2 million for research and development in the fiscal years 2000, 1999 and 1998, respectively.

SALES AND MARKETING

    DEALERS

    The Company expanded its dealer network over the past year from 294 dealerships at the beginning of 2000 to 338 dealerships primarily located in the United States and Canada at December 30, 2000. Revenue generated from shipments to dealerships located outside the United States were approximately 4.3%, 4.0% and 4.3% of total sales for the fiscal years 2000, 1999 and 1998, respectively. The Company's dealerships generally sell either Monaco motor coaches, the McKenzie Towables line, or Holiday Rambler motor coaches and towables. The Company intends to continue to expand its dealer network, primarily by adding additional motorized dealers to carry the Company's new lower priced gas and diesel units as well as towables-only dealers to carry the McKenzie Towables line.* The Company maintains an internal sales organization consisting of 32 account executives who service the Company's dealer network.

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

    Dealers typically finance their inventory through revolving credit facilities established with asset-based lending institutions, including specialized finance companies and banks. It is industry practice that such "floor plan" lenders require recreational vehicle manufacturers to agree to repurchase (for a period of 12 to 18 months from the date of the dealer's purchase) motor coaches and towables previously sold to the dealer in the event the dealer defaults on its financing agreements. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources", and Note 14 of Notes to the Company's Consolidated Financial Statements.

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

    The Company attempts to encourage and reinforce customer loyalty through clubs for the owners of its products so that they may share experiences and communicate with each other. The Company's clubs currently have more than 17,000 members. The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company's new models and obtain maintenance and service guidance. Attendance at Company-sponsored rallies can be as high as 2,100 recreational vehicles per year. The Company frequently receives support from its dealers and suppliers to host these rallies.

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

    The Company offers a warranty to all purchasers of its new vehicles. The Company's current warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (five years for the front and sidewall frame structure). In addition, customers are protected by the warranties of major component suppliers such as those of Cummins Engine Company, Inc. ("Cummins") (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation ("Dana") (axles), Allison Transmission Division of General Motors Corporation ("Allison") (transmissions), Workhorse (chassis), and Ford Motor Company ("Ford"). The Company's warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company's dealers or authorized service centers. As of December 30, 2000, the Company had 338 dealerships providing service to owners of the Company's products. In addition, owners of the Company's diesel products have access to the entire Cummins dealer network, which includes over 2,000 repair centers.

    The Company operates service centers in Coburg, Oregon, Elkhart, Indiana and Leesburg, Florida. The Company had approximately 416 employees in customer service at December 30, 2000. The Company maintains individualized production records and a computerized warranty tracking system which enable the Company's service personnel to identify problems quickly and to provide individualized customer service. While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center. The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company's customers and to quickly address their technical problems.

    The Company has expanded its on-line dealer support network to assist its service personnel and dealers in providing better service to the Company's customers. Service personnel and dealerships are able to access information relating to specific models and sales orders, file warranty claims and track their status, and view the status of existing parts orders. The Company's on-line dealer support network gives service personnel at dealerships the ability to order parts through an electronic parts catalog.

MANUFACTURING

    The Company currently operates motorized manufacturing facilities in Coburg, Oregon and in Wakarusa, Indiana. The Company's towable manufacturing facilities are in Elkhart, Indiana and Coburg, Oregon. The Company also operates its Royale Coach bus conversion facility in Elkhart, Indiana.

    During fiscal year 2000, the Company completed the expansion of its diesel chassis manufacturing facilities in Elkhart. With this increase, the Company is currently able to produce all the chassis required for its diesel motor coach production. The Company's motor coach production capacity at the end of 2000 was 14 units per day at its Coburg facility and 25 units per day at its Wakarusa facility. The Company believes that this manufacturing capacity will position the Company to take advantage of future growth potential of the company's products within the RV market.* The company's current towables production capacity is a combined 25 units per day between its Coburg and Elkhart facilities.

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

    The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 750 vendors. These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle. The Company attempts to minimize its level of inventory by ordering most parts as it needs them. Certain key components that require longer purchasing lead times are ordered based on planned needs. Examples of these components are diesel engines, axles, transmissions, chassis and interior designer fabrics. The Company has a variety of major suppliers, including Allison, Workhorse, Cummins, Dana and Ford. The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them. To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis and transmissions in stock or available at the suppliers' facilities and believes that, in an emergency, other suppliers could fill the Company's needs on an interim basis.* In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford put one of its gasoline powered chassis on allocation. The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.* Nevertheless, there can be no assurance that Allison, Ford, or any of the Company's other suppliers will be able to meet the Company's future requirements for transmissions, chassis, or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

BACKLOG

    The Company's products are generally manufactured against orders from the Company's dealers. As of December 30, 2000, the Company's backlog of orders was $80.6 million, compared to $205.7 million at January 1, 2000. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales. The Company expects to fill all backlog orders.*

COMPETITION

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

    The Company believes that its products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards.* Amendments to any of the foregoing regulations and the implementation of new regulations could significantly increase the cost of manufacturing, purchasing, operating or selling the Company's products and could materially and adversely affect the Company's net sales and operating results. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or cessation of operations.

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

    While the Company has in the past provided notice to the relevant state agencies that air permit violations have occurred at its facilities, the Company has resolved all such issues with those agencies, and the Company believes that there are no ongoing violations of any of its existing air permits at any of its owned or leased facilities at this time.* However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

    REMEDIATION The Company is not currently involved in remediation activities at any of its facilities and none are in prospect. Nevertheless, there can be no assurance that the Company will not discover environmental problems or incur remediation costs in the future.

EMPLOYEES

    As of December 30, 2000, the Company had 3,973 employees, including 3,175 in production, 74 in sales, 416 in service and 308 in management and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues. The Company believes its relations with its employees are good.

DEPENDENCE ON KEY PERSONNEL

    The Company's future prospects depend upon its key management personnel, including Kay L. Toolson, the Company's Chief Executive Officer and John W. Nepute, the Company's President. The loss of one or more of these key management personnel could adversely affect the Company's business. The prospects of the Company also depend in part on its ability to attract and retain qualified technical, manufacturing, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth certain information with respect to the executive officers of the Company as of March 23, 2001:

Name	Age	Position with the Company
Kay L. Toolson	57	Chairman and Chief Executive Officer
John W. Nepute	49	President
Richard E. Bond	47	Senior Vice President, Secretary and Chief Administrative Officer
Martin W. Garriott	45	Vice President and Director of Oregon Manufacturing
Irvin M. Yoder	53	Vice President and Director of Indiana Manufacturing
Patrick F. Carroll	43	Vice President of Product Development
P. Martin Daley	36	Vice President and Chief Financial Officer

    Mr. Toolson has served as Chief Executive Officer of the Company and the Predecessor since 1986 and as Chairman of the Company since July 1993. He served as President of the Company from 1986 to October 2000, except for the periods from October 1995 to January 1997 and August 1998 to September 1999. From 1973 to 1986, Mr. Toolson held executive positions with two motor coach manufacturers.

    Mr. Nepute has served the Company as President since October 2000. He served as Executive Vice President, Treasurer and Chief Financial Officer from September 1999 to October 2000. Prior to that and from 1991 he served the Company and the Predecessor in the capacity of Vice President of Finance, Treasurer and Chief Financial Officer. From January 1988 until January 1991 he served the Predecessor as Controller.

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

    Mr. Daley has served as Vice President and Chief Financial Officer since October 2000. He served as Corporate Controller from March 1996 to October 2000. Prior to that he served as the Oregon Controller since joining the Company in November 1994.

ITEM 2. PROPERTIES

    The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company's current and planned facilities:

FACILITY	OWNED/ LEASED	APPROXIMATE SQ FOOTAGE	ACTIVITY
Coburg, Oregon	Owned	822,000	Service & Motor Coaches/Towables/Chassis prod.
Coburg, Oregon	Leased	38,000	Service
Elkhart, Indiana	Owned	382,000	Service & Towables/Chassis production
Elkhart, Indiana	Leased	30,000	Bus Conversions production
Wakarusa, Indiana	Owned	1,154,000	Motor Coaches production
Nappanee, Indiana	Owned	130,000	Wood Components production
Springfield, Oregon	Leased	100,000	Fiberglass components production
Leesburg, Florida	Owned	22,000	Service

    The Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future.* Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company's foreseeable needs would be available on commercially reasonable terms.*

ITEM 3. LEGAL PROCEEDINGS

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

	High	Low
2000
First Quarter	$25.00	$15.69
Second Quarter	$19.38	$11.06
Third Quarter	$18.13	$12.25
Fourth Quarter	$18.38	$13.94
1999
First Quarter	$21.54	$15.13
Second Quarter	$28.21	$16.25
Third Quarter	$30.94	$23.44
Fourth Quarter	$27.50	$19.31

    As of March 23, 2001, there were approximately 607 holders of record of the Company's Common Stock. The high and low closing sales prices listed above have been adjusted to reflect the stock splits approved by the Board on May 19, 1999, November 2, 1998 and March 16, 1998.

    The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's existing loan agreements limit the payment of dividends on the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The Consolidated Statements of Income Data set forth below with respect to fiscal years 1998, 1999 and 2000, and the Consolidated Balance Sheet Data at January 1, 2000 and December 30, 2000, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 1996 and 1997 and the Consolidated Balance Sheet Data at December 28, 1996, January 3, 1998 and January 2, 1999 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

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

	Fiscal Year
	1996 (1)	1997 (1)	1998	1999	2000
Consolidated Statements of Income Data:
Net sales	$365,638	$441,895	$594,802	$780,815	$901,890
Cost of sales	317,909(2)	382,367	512,570	658,536	772,240

Gross profit	47,729	59,528	82,232	122,279	129,650
Selling, general and administrative expenses	33,371	36,307	41,571	48,791	59,175
Amortization of goodwill	617	594	645	645	645

Operating income	13,741	22,627	40,016	72,843	69,830
Other income, net	(244)	(468)	(607)	(142)	(182)
Interest expense	3,914	2,379	1,861	1,143	632
Gain on sale of dealership assets	—	539	—	—	—

Income before provision for income taxes	10,071	21,255	38,762	71,842	69,380
Provision for income taxes	4,162	8,819	16,093	28,081	26,859

Net income	5,909	12,436	22,669	43,761	42,521
Redeemable preferred stock dividends	(75)	—	—	—	—
Accretion of redeemable preferred stock	(84)	(317)	—	—	—

Net income attributable to common stock	5,750	12,119	22,669	43,761	42,521

Earnings per common share:
Basic	$0.39(3)	$0.72	$1.21	$2.33	$2.25
Diluted	$0.38(3)	$0.71	$1.19	$2.26	$2.20
Weighted average shares outstanding:
Basic	14,924,880	16,865,842	18,658,003	18,808,963	18,918,082
Diluted	15,743,665	17,545,464	19,081,984	19,366,969	19,318,843
Consolidated Operating Data:
Units sold: (4)
Motor coaches	2,733	3,347	4,768	6,233	6,632
Towables	1,977	2,397	2,217	3,269	3,377
Dealerships at end of period	159	208	263	294	338
Consolidated Balance Sheet Data:
Working capital	$4,502	$10,412	$23,676	$38,888	$69,299
Total assets	135,368	159,832	190,127	246,727	321,610
Long-term borrowings, less current portion	16,500	11,500	5,400	—	—
Redeemable preferred stock	2,687	—	—	—	—
Total stockholders' equity	43,807	74,748	98,193	143,339	186,625

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The Predecessor's management and the manufacturing of its High-Line Class A motor coaches were largely unaffected by the Predecessor Acquisition. However, the Company's consolidated financial statements for fiscal years 1998, 1999 and 2000 all contain Predecessor Acquisition-related expenses, consisting primarily of the amortization of goodwill.

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

    Beginning on March 4, 1996, the acquired operations were incorporated into the Company's consolidated financial statements. The Company's consolidated financial statements for the fiscal years 1998, 1999 and 2000 contain expenses related to the Holiday Acquisition, consisting of interest expense, the amortization of debt issuance costs and Holiday Acquisition goodwill.

RESULTS OF OPERATIONS

    2000 COMPARED WITH 1999

    Net sales increased 15.5% from $780.8 million in 1999 to $901.9 million in 2000. The Company's overall unit sales were up 5.3% from 9,502 in 1999 to 10,009 units in 2000. The Company's units sales were up 6.4% on the motorized side reflecting a full year of production in the facilities expanded in third quarter of 1999 in Coburg, Oregon, combined with slightly higher production rates in the other existing motorized facilities in both Coburg, Oregon and Wakarusa, Indiana. Motorized gross sales were up 17.6% reflecting the shift in sales from the Company's gas units to diesel unit sales. The Company's fiscal year 2000 sales of motorized units were helped by the introduction in late 1999 of one new gas and two new diesel motorized products which accounted for 1,344 of the 6,632 motorized units sold in 2000. The Company's 1999 sales of motorized units were helped by the introduction of two new motorized products introduced in 1998 which accounted for 1,643 of the 6,233 motorized units sold in 1999. The Company's unit sales of towable products were up 3.3% from 1999 to 2000 as McKenzie towable operations reported strong increases. The Company's overall average unit selling price increased from $82,900 in 1999 to $91,800 in 2000 reflecting the strong sales growth of the Company's higher priced diesel motorized products. The Company's broad range of product offerings which include several in the less expensive gasoline motor coach market as well as the towable market is expected to keep the overall average selling price below $100,000.*

    Gross profit increased by $7.4 million from $122.3 million in 1999 to $129.7 million in 2000 and gross margin decreased from 15.7% in 1999 to 14.4% in 2000. The decrease in gross margin in 2000 was due to a combination of factors resulting from competitive pressures in the market. In the second half of 2000 the Company found it necessary to offer above normal discounts to maintain sales to dealers. In addition, in efforts to match production to the models that were selling well in the market, the Company experienced some production inefficiencies resulting from shifting volume among production lines as well as changing the mix of models produced on those lines. The Company's overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

    Selling, general, and administrative expenses increased by $10.4 million from $48.8 million in 1999 to $59.2 million in 2000 and increased as a percentage of sales from 6.2% in 1999 to 6.6% in 2000. Selling, general, and administrative expenses benefited in 1999 from a $1.75 million reduction in the estimated accrual for 1998 incentive based compensation. Without this benefit, selling, general, and administrative expenses in 1999 would have been $50.5 million or 6.5% of sales, only slightly lower than the 6.6% of sales in 2000.

    Operating income decreased $3.0 million from $72.8 million in 1999 to $69.8 million in 2000. The Company's static level of selling, general, and administrative expense as a percentage of sales combined with the reduction in the Company's gross margin, resulted in a decrease in operating margin to 7.7% in 2000 compared to 9.3% in 1999. The Company's operating margin in 1999 was positively affected by the $1.75 million reduction of incentive based compensation accrued for 1998. Without this benefit the Company's operating margin in 1999 would have been 9.1%.

    Net interest expense decreased $511,000 from $1.1 million in 1999 to $632,000 in 2000. The Company capitalized $195,000 of interest expense in 1999 relating to the construction in Oregon and $192,000 in 2000 relating to the construction in Indiana. The Company's interest expense included $176,000 in 1999 and $61,300 in 2000 related to the amortization of debt issuance costs recorded in conjunction with the Company's credit facilities. Additionally, interest expense in 1999 and 2000 included $639,000 and $52,700, respectively, from accelerated amortization of debt issuance costs related to the credit facilities. The Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit. The Company also paid off its revolving credit facility in the third quarter of 2000 and obtained financing from another lender. See "Liquidity and Capital Resources".

    The Company reported a provision for income taxes of $28.1 million, or an effective tax rate of 39.1%, for 1999, compared to $26.9 million, or an effective tax rate of 38.7% for 2000.

    Net income decreased by $1.3 million from $43.8 million in 1999 to $42.5 million in 2000, due to the increase in net sales being offset with a lower operating margin.

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

    CYCLICALITY The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles (excluding conversion vehicles) reached a peak of approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996. The industry peaked again in 1999 at approximately 321,000 units and began declining thereafter as unit sales in 2000 were approximately 300,000 units. Furthermore, the Company offers a broad range of recreational vehicle products and is susceptible to the cyclicality inherent in the recreational vehicle industry. Factors affecting cyclicality in the recreational vehicle industry include fuel availability and fuel prices, prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence. In particular, the decline in consumer confidence and/or a slowing of the overall economy has had a material adverse effect on the recreational vehicle market. An extended continuance of these conditions could have a material adverse effect on the Company's business, results of operations and financial condition.

    MANAGEMENT OF GROWTH Over the past several years the Company has experienced significant growth in the number of its employees and the scope of its business. This growth has resulted in the addition of new management personnel and increased responsibilities for existing management personnel, and has placed added pressure on the Company's operating, financial and management information systems. While management believes it has been successful in managing this expansion there can be no assurance that the Company will not encounter problems in the future associated with the continued growth of the Company. Failure to adequately support and manage the growth of its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    CONCENTRATION OF SALES TO CERTAIN DEALERS Although the Company's products were offered by 338 dealerships located primarily in the United States and Canada at the end of 2000, a significant percentage of the Company's sales have been and will continue to be concentrated among a relatively small number of independent dealers. Sales to Lazy Days RV Center, Inc. accounted for 10.0% of the Company's sales in 1999 and 12.1% in 2000. The Company's 10 largest dealers, including Lazy Days RV Center, Inc., accounted for a combined 33.0% of sales in 1999 and 36.0% in 2000. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business—Sales and Marketing."

    POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $320.1 million as of December 30, 2000, with approximately 7.5% concentrated with one dealer. See "Liquidity and Capital Resources" and Note 14 of Notes to the Company's Consolidated Financial Statements.

    AVAILABILITY AND COST OF FUEL An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could have a material adverse effect on the Company's business, results of operations and financial condition. Diesel fuel and gasoline have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of diesel fuel or gasoline will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on diesel fuel or gasoline, which have increased in price in the past year, will not significantly increase in the future, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON CERTAIN SUPPLIERS A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches and chassis (Workhorse and Ford) for certain of its motorhome products. The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company's future requirements for these components. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford put one of its gasoline powered chassis on allocation. The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.* Nevertheless, there can be no assurance that Allison, Ford, or any of the Company's other suppliers will be able to meet the Company's future requirements for transmissions, chassis or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business—Changes."

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

    RISKS OF LITIGATION The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry. Although the Company does not believe that the outcome of any pending litigation, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company, due to the inherent uncertainties associated with litigation there can be no assurance in this regard.*

    To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company's current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $65.0 million for each occurrence and $66.0 million in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During 2000, the Company had cash flows of $6.4 million from operating activities. The Company generated $48.9 million from net income and non-cash expenses such as depreciation and amortization, which was offset by a net increase in the Company's working capital accounts. Accounts receivable increased $31.5 million related to significant shipments during the final two weeks of the year. Inventories increased by $26.8 million reflecting the Company's plan to carry higher than normal finished goods levels to keep efficient production run rates. These increases were only partially offset by the $16.2 million increase in accounts payable.

    During the third quarter of 2000, the Company paid off its revolving line of credit and obtained a commitment from another lender for financing. As part of the transition between credit facilities, the Company's new lender issued the Company a temporary revolving line of credit of up to $40 million (the "Temporary Revolving Loan") which was paid on January 18, 2001. The Company's new permanent credit facility consists of a revolving line of credit of up to $50.0 million (the "Revolving Loan"). At the election of the Company, the Revolving Loan bears interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loan is due and payable in full on April 30, 2003, and requires monthly interest payments. The balance outstanding under the Temporary Revolving Loan at December 30, 2000 was $20.6 million. The Revolving Loan is collateralized by all of the assets of the Company and includes various restrictions and financial covenants. The Company utilizes "zero balance" bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company's positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

    The Company's principal working capital requirements are for purchases of inventory and financing of trade receivables. The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below. At December 30, 2000, the Company had working capital of approximately $69.3 million, an increase of $30.4 million from working capital of $38.9 million at January 1, 2000. The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

    The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $19.8 million in 2000, primarily for the expansion of facilities which began in late 1999 including the new diesel chassis manufacturing facility in Elkhart, Indiana and upgrading the service and warranty facilities in both Oregon and Indiana as well as a new service center in Florida. In the fiscal year 2000, the Company also spent about $4 to $5 million on routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment. The Company is expecting capital expenditures in 2001 to be approximately $12 to $15 million, which includes completing the Company's warranty and service center projects and minor modifications to existing manufacturing facilities.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

    As is typical in the recreational vehicle industry, many of the Company's retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company's products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company's contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company's obligations under these repurchase agreements vary from period to period. At December 30, 2000, approximately $320.1 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 7.5% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133, as amended, will be effective for fiscal years beginning after June 15, 2000. The Company has adopted the provisions of FASB No. 133. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of FASB No. 133 has not had a significant effect on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Stockholders and Board of Directors of Monaco Coach Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Monaco Coach Corporation and Subsidiaries (the Company) at January 1, 2000 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements and are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
January 27, 2001

MONACO COACH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

	January 1, 2000	December 30, 2000
ASSETS
Current assets:
Trade receivables, net of $199 and $164 respectively	$36,538	$67,998
Inventories	87,596	114,397
Prepaid expenses	322	1,046
Deferred income taxes	13,490	13,197

Total current assets	137,946	196,638
Notes receivable, less current portion		2,800
Property, plant and equipment, net	89,439	103,590
Debt issuance costs, net of accumulated amortization of $1,999 and $2,113 respectively	114	0
Goodwill, net of accumulated amortization of $4,029 and $4,675 respectively	19,228	18,582

Total assets	$246,727	$321,610

LIABILITIES
Current liabilities:
Book overdraft	$12,478	$15,178
Line of credit	7,853	20,585
Accounts payable	36,912	53,098
Income taxes payable	1,406	0
Accrued expenses and other liabilities	40,409	38,478

Total current liabilities	99,058	127,339
Deferred income taxes	4,330	7,646

Total liabilities	103,388	134,985

Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 18,871,084 and 18,952,107 issued and outstanding respectively	189	190
Additional paid-in capital	46,268	47,032
Retained earnings	96,882	139,403

Total stockholders' equity	143,339	186,625

Total liabilities and stockholders' equity	$246,727	$321,610

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended January 2, 1999, January 1, 2000 and December 30, 2000

(in thousands of dollars, except share and per share data)

	1998	1999	2000
Net sales	$594,802	$780,815	$901,890
Cost of sales	512,570	658,536	772,240

Gross profit	82,232	122,279	129,650
Selling, general and administrative expenses	41,571	48,791	59,175
Amortization of goodwill	645	645	645

Operating income	40,016	72,843	69,830
Other income, net	607	142	182
Interest expense	(1,861)	(1,143)	(632)

Income before income taxes	38,762	71,842	69,380
Provision for income taxes	16,093	28,081	26,859

Net income	$22,669	$43,761	$42,521

Earnings per common share:
Basic	$1.21	$2.33	$2.25
Diluted	$1.19	$2.26	$2.20
Weighted average common shares outstanding:
Basic	18,658,003	18,808,963	18,918,082
Diluted	19,081,984	19,366,969	19,318,843

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the years ended January 2, 1999, January 1, 2000 and December 30, 2000

(in thousands of dollars, except share data)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balances, January 3, 1998	5,496,499	55	44,241	30,452	74,748
Issuance of common stock	72,420	1	590		591
Tax benefit of stock options exercised			185		185
Stock splits	6,912,176	69	(69)		0
Net income				22,669	22,669

Balances, January 2, 1999	12,481,095	125	44,947	53,121	98,193
Issuance of common stock	116,311	1	956		957
Tax benefit of stock options exercised			428		428
Stock split	6,273,678	63	(63)		0
Net income				43,761	43,761

Balances, January 1, 2000	18,871,084	189	46,268	96,882	143,339
Issuance of common stock	81,023	1	727		728
Tax benefit of stock options exercised			37		37
Net income				42,521	42,521

Balances, December 30, 2000	18,952,107	$190	$47,032	$139,403	$186,625

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended January 2, 1999, January 1, 2000 and December 30, 2000

(in thousands of dollars)

	1998	1999	2000
Increase (Decrease) in Cash:
Cash flows from operating activities:
Net income	$22,669	$43,761	$42,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,947	5,904	6,359
Gain on disposal of equipment	(32)
Deferred income taxes	(2,011)	(1,491)	3,609
Change in assets and liabilities:
Trade receivables, net	(10,764)	(465)	(31,460)
Inventories	(14,145)	(28,030)	(26,801)
Prepaid expenses	785	(179)	(724)
Accounts payable	5,000	8,414	16,186
Income taxes payable	3,144	(2,743)	(1,406)
Accrued expenses and other liabilities	7,392	6,990	(1,931)

Net cash provided by operating activities	16,985	32,161	6,353

Cash flows from investing activities:
Additions to property, plant and equipment	(10,286)	(32,228)	(19,750)
Proceeds from sale of equipment	189
Collections on notes receivable	1,847	910
Issuance of notes receivable	(80)		(2,800)

Net cash used in investing activities	(8,330)	(31,318)	(22,550)

Cash flows from financing activities:
Book overdraft	3,757	1,959	2,700
(Payments) borrowings on line of credit, net	(7,713)	6,213	12,732
Payments on long-term notes payable	(5,475)	(10,400)
Issuance of common stock	591	1,385	765
Other	185

Net cash (used in) provided by financing activities	(8,655)	(843)	16,197

Net change in cash	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

    Monaco Coach Corporation and its subsidiaries (the "Company") manufacture premium motor coaches, bus conversions and towable recreational vehicles at manufacturing facilities in Oregon and Indiana. These products are sold primarily to independent dealers throughout the United States and Canada.

    Pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997, the Company has determined that it has a single reportable operating segment consisting of the design, manufacture, and sale (wholesale) of recreational vehicles including motor coaches and towable fifth wheel and travel trailers. These product lines have similar economic characteristics and are similar in the nature of products, manufacturing processes, customer characteristics, and distribution methods.

Consolidation Policy

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Fiscal Period

    The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31. Interim periods also end on the Saturday closest to the calendar quarter end. For 1998, 1999, and 2000, all fiscal periods were 52 weeks long. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Estimates and Industry Factors

    Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Concentration of Credit Risk—The Company distributes its products through an independent dealer network for recreational vehicles. Sales to one customer were approximately 6%, 10%, and 12% of net revenues for the fiscal years ended January 2, 1999, January 1, 2000, and December 30, 2000 respectively. No other individual dealers represented over 10% of net revenues in 1998, 1999, or 2000. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial results.

    Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 14), primarily for the Company's largest dealers. The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

    Reliance on Key Suppliers—The Company's production strategy relies on certain key suppliers' ability to deliver subassemblies and component parts in time to meet manufacturing schedules. The

Company has a variety of key suppliers, including Allison, Workhorse, Cummins, Dana, and Ford. The Company does not have any long-term contracts with these suppliers or their distributors. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford put one of its gasoline powered chassis on allocation. In light of these dependencies, it is possible that failure of Allison, Ford or any of the other suppliers to meet the Company's future requirements for transmissions, chassis or other key components could have a material near-term impact on the Company's business, results of operations and financial condition.

    Warranty Claims—Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure).

Inventories

    Inventories consist of raw materials, work-in-process and finished recreational vehicles and are stated at the lower of cost (first-in, first-out) or market. Cost of work-in-process and finished recreational vehicles includes material, labor and manufacturing overhead costs.

Property, Plant and Equipment

    Property, plant and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization. Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction. Capitalized interest was $44,000 in 1998, $195,000 in 1999 and $192,000 in 2000. Maintenance and repairs are charged to expense as incurred. Replacements and renewals are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Goodwill and Debt Issuance Costs

    Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The Company is the successor to a company formed in 1968 (the "Predecessor") and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. The goodwill arising from the acquisition of the assets and operations of the Company's Predecessor in March 1993 is being amortized on a straight-line basis over 40 years and, at December 30, 2000, the unamortized amount was $16.6 million. In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. ("Holiday Rambler"). The goodwill arising from the acquisition of Holiday Rambler is being amortized on a straight-line basis over 20 years; at December 30, 2000, the unamortized amount was $1.9 million. At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill. The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

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

Revenue Recognition

    The Company recognizes revenue from the sale of recreational vehicles upon shipment.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company has complied with the guidance provided by SAB No. 101 for the fiscal years 1998, 1999 and 2000.

Advertising Costs

    The Company expenses advertising costs as incurred, except for prepaid show costs which are expensed when the event takes place. During 2000, approximately $7.8 million ($6.2 million in 1998 and $6.4 million in 1999) of advertising costs were expensed.

Research and Development Costs

    Research and development costs are charged to expense as incurred and were $5.1 million for 2000 ($4.2 million in 1998 and $4.7 million for 1999).

Supplemental Cash Flow Disclosures:

	1998	1999	2000
	(in thousands)
Cash paid during the period for:
Interest, net of amount capitalized of $44 in 1998, $195 in 1999 and $192 in 2000	$1,994	$1,131	$632
Income taxes	14,733	30,823	28,226

2. INVENTORIES:

    Inventories consist of the following:

	January 1, 2000	December 30, 2000
	(in thousands)
Raw materials	$48,300	$45,187
Work-in-process	26,743	31,739
Finished units	12,553	37,471

	$87,596	$114,397

3. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consist of the following:

	January 1, 2000	December 30, 2000
	(in thousands)
Land	$6,323	$6,687
Buildings	72,184	83,564
Equipment	16,679	20,559
Furniture and fixtures	5,687	6,644
Vehicles	1,028	1,232
Leasehold improvements	825	854
Construction in progress	567	3,504

	103,293	123,044
Less accumulated depreciation and amortization	13,854	19,454

	$89,439	$103,590

4. ACCRUED EXPENSES AND OTHER LIABILITIES:

	January 1, 2000	December 30, 2000
	(in thousands)
Payroll, vacation and related accruals	$11,652	$11,371
Payroll and property taxes	1,815	1,491
Reserve for warranty claims	15,300	15,479
Reserve for product liability claims	7,543	6,391
Promotional and advertising	1,085	1,271
Other	3,014	2,475

	$40,409	$38,478

5. LINE OF CREDIT:

    During the third quarter of 2000, the Company paid off its revolving line of credit and obtained a commitment from another lender for financing. As part of the transition between credit facilities, the

Company's new lender issued the Company a temporary revolving line of credit of up to $40 million (the "Temporary Revolving Loan") which was paid on January 18, 2001. The Company's new permanent credit facility consists of a revolving line of credit of up to $50.0 million (the "Revolving Loan"). At the election of the Company, the Temporary Revolving Loan and the Revolving Loan bear interest at variable interest rates based on the Prime Rate or LIBOR. The Revolving Loan is due and payable in full on April 30, 2003, and requires monthly interest payments. The balance outstanding under the Temporary Revolving Loan at December 30, 2000 was $20.6 million. The Temporary Revolving Loan and the Revolving Loan are collateralized by all of the assets of the Company, and include various restrictions and financial covenants.

    The weighted average interest rate on the outstanding borrowings under the revolving line of credit was 8.0% and 8.9% for 1999 and 2000, respectively. Interest expense on the unused available portion of the line was $89,000 or .32% and $34,000 or .4% of weighted average outstanding borrowings for 1999 and 2000, respectively. The revolving line of credit is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to the Company's leverage ratio, current ratio, fixed charge coverage ratio and tangible net worth.

6. PREFERRED STOCK:

    The Company has authorized "blank check" preferred stock (1,934,783 shares authorized, $.01 par value) ("Preferred Stock"), which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of the Preferred Stock. There were no shares of Preferred Stock outstanding as of January 1, 2000 or December 30, 2000.

    The Company had designated 100,000 shares of the original 2,000,000 shares authorized of Preferred Stock as Series A Convertible Preferred Stock ("Series A") at $.01 par value. The Company issued 65,217 shares of Series A in connection with the Holiday Acquisition. The outstanding shares of Series A were converted into 230,767 shares of Common Stock in conjunction with the Company's secondary public offering on June 23, 1997. None of the Series A remained authorized at December 30, 2000.

7. INCOME TAXES:

    The provision for income taxes is as follows:

	1998	1999	2000
	(in thousands)
Current:
Federal	$14,985	$24,439	$19,120
State	3,119	5,133	4,130

	18,104	29,572	23,250
Deferred:
Federal	(1,660)	(1,222)	2,945
State	(351)	(269)	664

Provision for income taxes	$16,093	$28,081	$26,859

    The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company's effective income tax rate is as follows:

	1998	1999	2000
	(in thousands)
Expected U.S. federal income taxes at statutory rates	$13,567	$25,145	$24,283
State and local income taxes, net of federal benefit	1,799	3,162	3,116
Other	727	(226)	(539)

	$16,093	$28,081	$26,860

    The components of the current net deferred tax asset and long-term net deferred tax liability are:

	January 1, 2000	December 30, 2000
	(in thousands)
Current deferred income tax assets:
Warranty liability	$6,063	$6,121
Product liability	2,989	2,527
Inventory reserves	2,443	1,853
Payroll and related accruals	973	958
Other accruals	1,022	1,738

	$13,490	$13,197

Long-term deferred income tax liabilities:
Depreciation	$2,194	$5,197
Amortization	2,136	2,449

	$4,330	$7,646

    Management believes that the temporary differences which gave rise to the deferred income tax assets will be reversed in the foreseeable future and that the benefit thereof will be realized as a reduction in the provision for current income taxes.

8. EARNINGS PER SHARE:

Earnings per share

    Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator. The weighted average number of common shares used in the computation of earnings per common share for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 are as follows:

	1998	1999	2000
Basic
Issued and outstanding shares (weighted average)	18,658,003	18,808,963	18,918,082
Effect of Dilutive Securities
Stock options	423,981	558,006	400,761

Diluted	19,081,984	19,366,969	19,318,843

9. LEASES:

    The Company has commitments under certain noncancelable operating leases. Total rental expense for the fiscal years ended January 2, 1999, January 1, 2000, and December 30, 2000 related to operating leases amounted to approximately $1.1 million, $1.0 million, and $2.4 million, respectively.

    Approximate future minimum rental commitments under these leases at January 1, 2000 are summarized as follows:

Fiscal Year	(in thousands)
2001	1,645
2002	271
2003	31

10. BONUS PLAN:

    The Company has a discretionary bonus plan for certain key employees. Bonus expense included in selling, general and administrative expenses for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 was $9.0 million, $8.0 million and $9.0 million, respectively.

11. STOCK OPTION PLANS:

    The Company has an Employee Stock Purchase Plan (the "Purchase Plan")—1993, a Non-employee Director Stock Option Plan (the "Director Plan")—1993, and an Incentive Stock Option Plan (the "Option Plan")—1993:

  Stock Purchase Plan

    The Company's Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has reserved 455,625 shares of Common Stock for issuance under the Purchase Plan. During the years ended January 1, 2000 and December 30, 2000, 25,394 shares and 46,390 shares, respectively, were purchased under the Purchase Plan. The weighted-average fair value of purchase rights granted in 1999 and 2000 was $20.40 and $18.60, respectively. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

Directors' Option Plan

    Each non-employee director of the Company is entitled to participate in the Company's "Director Plan". The Board of Directors and the stockholders have authorized a total of 135,000 shares of Common Stock for issuance pursuant to the Director Plan. Under the terms of the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the "Initial Option") on the later of the effective date of the Company's initial public offering or the date on which the optionee first becomes a director of the Company. Thereafter, each optionee is automatically granted an additional option to purchase 3,500 shares of Common Stock (a "Subsequent Option") on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months. Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant. Each Subsequent Option vests in full on the fifth anniversary of its date of grant. The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the New York Stock Exchange on the date of grant. As of December 30, 2000, 16,200 options had been exercised, and options to purchase 92,700 shares of common stock were outstanding.

Option Plan

    The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant to employees and consultants of the Company of nonstatutory stock options. A total of 1,771,875 shares of Common Stock have been reserved for issuance under the Option Plan. As of December 30, 2000, options to purchase 891,683 shares of Common Stock were outstanding. These options vest ratably over five years commencing with the date of grant.

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

    Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at January 3, 1998	754,640	$3.98
Granted	188,335	11.60
Exercised	(144,345)	2.86
Forfeited	(17,116)	5.64

Outstanding at January 2, 1999	781,514	5.99
Granted	155,151	15.66
Exercised	(124,264)	5.22
Forfeited	(2,972)	8.43

Outstanding at January 1, 2000	809,429	7.95
Granted	137,900	18.64
Exercised	(45,873)	4.87
Forfeited	(9,773)	11.89

Outstanding at December 30, 2000	891,683	$9.72

    For various price ranges, weighted average characteristics of all outstanding stock options at December 30, 2000 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Life (years)	Weighted- Average Price	Shares	Weighted- Average Price
$0.98	75,601	2.2	$0.98	75,601	$0.98
$2.45-4.88	220,287	4.2	4.24	187,060	4.26
$4.89-7.31	127,310	5.9	5.40	59,936	5.32
$7.32-9.75	10,800	6.6	7.55	—	—
$9.76-12.19	169,434	7.3	11.59	58,391	11.62
$12.20-17.06	165,351	8.4	15.51	29,070	15.37
$17.07-19.50	117,900	9.2	19.00	—	—
$19.51-24.38	5,000	8.8	24.38	—	—

	891,683			410,058

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

	1998	1999	2000
	(In thousands, except per share data)
Net income — as reported	$22,669	$43,761	$42,521
Net income — pro forma	22,226	43,067	41,743
Diluted earnings per share — as reported	$1.19	$2.26	$2.20
Diluted earnings per share — pro forma	1.17	2.22	2.16

    The pro forma effect on net income for 1998, 1999 and 2000 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	1998	1999	2000
Risk-free interest rate	5.57%	5.29%	6.27%
Expected life (in years)	6.69	6.65	5.68
Expected volatility	56.58%	55.65%	54.63%
Expected dividend yield	0.00%	0.00%	0.00%

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The fair value of the Company's financial instruments are presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

    Line of Credit—The carrying amount outstanding on the revolving line of credit is $7.9 million and $20.6 million at January 1, 2000 and December 30, 2000, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

13. 401(K) DEFINED CONTRIBUTION PLAN:

    The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees. Company contributions to the plan totaled $493,000 in 1998, $571,000 in 1999 and $593,000 in 2000.

14. COMMITMENTS AND CONTINGENCIES:

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

    No significant net losses were incurred during the years ended January 2, 1999, January 1, 2000 or December 30, 2000. The approximate amount subject to contingent repurchase obligations arising from these agreements at December 30, 2000 is $320.1 million. If the Company were obligated to repurchase a significant number of recreational vehicles in the future, losses and reduction in new recreational vehicle sales could result.

Product Liability

    The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company has from time to time been subject to product liability claims. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The terms of the policy contain a self-insured retention amount of $100,000 per occurrence, with a maximum annual aggregate self-insured retention of $1.0 million. Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $65.0 million for each occurrence and an annual aggregate of $66.0 million. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Debt Guarantee

    In 2000, the Company loaned $2.8 million to Outdoor Resorts of Las Vegas ("ORLV") for the purpose of constructing a luxury motor coach resort in Las Vegas, Nevada. As part of the financing structure for the new resort, the Company also agreed to act as co-guarantor with ORLV's parent company, Outdoor Resorts of America ("ORA"), on an $11.2 million construction loan. In return for the Company's loan and guarantee commitment, ORLV has agreed to pay interest and income participation to the Company. At December 30, 2000 ORLV had drawn $5.5 million on the construction loan.

15. QUARTERLY RESULTS (UNAUDITED):

Year ended January 2, 1999	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Net sales	$137,176	$134,679	$153,223	$169,724
Gross profit	18,353	18,141	21,332	24,406
Operating income	7,616	8,173	10,770	13,457
Net income	4,193	4,493	6,313	7,670

Earnings per common share:
Basic	$0.23	$0.24	$0.34	$0.41
Diluted	$0.22	$0.24	$0.33	$0.40

Year ended January 1, 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Net sales	$193,201	$199,178	$196,694	$191,742
Gross profit	29,164	31,347	30,998	30,770
Operating income	17,300	18,919	18,373	18,251
Net income	9,878	11,457	11,227	11,199

Earnings per common share:
Basic	$0.53	$0.61	$0.60	$0.59
Diluted	$0.51	$0.59	$0.58	$0.58

Year ended December 30, 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Net sales	$237,983	$226,091	$226,393	$211,423
Gross profit	37,314	32,117	30,908	29,311
Operating income	21,375	18,217	16,143	14,095
Net income	12,918	11,148	9,807	8,648

Earnings per common share:
Basic	$0.68	$0.59	$0.52	$0.46
Diluted	$0.67	$0.58	$0.51	$0.45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information required by this Item regarding directors and executive officers set forth under the captions "Proposal 1—Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Registrant's definitive Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item regarding compensation of the Registrant's directors and executive officers set forth under the captions "Proposal 1—Election of Directors—Compensation of Directors" and "Additional Information—Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item regarding certain relationships and related transactions with management set forth under the caption "Additional Information—Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Report on Form 10-K:

    1.  Financial Statements. The Consolidated Financial Statements of Monaco Coach Corporation and the Report of Independent Accountants are filed in Item 8 within this Annual Report on Form 10-K.

    2.  Financial Statement Schedule. The following financial statement schedule of Monaco Coach Corporation for the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Monaco Coach Corporation.

Schedule		Page
II	Valuation and Qualifying Accounts	44

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

    3.  EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit (3.1) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994).
3.2	Certificate of Amendment of Amended & Restated Certificate of Incorporation dated June 30, 1999 (Incorporated herein by reference to Exhibit (3.2) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2000).
3.3	Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit (3.2) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994).
10.1	Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).
10.2†	1993 Incentive Stock Option Plan and form of option agreement thereunder (Incorporated herein by reference to Exhibit (3.2) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2000).
10.3†	1993 Director Option Plan and form of subscription agreement thereunder.
10.4†	1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).
10.5	Temporary Credit Agreement dated August 25, 2000 with U.S. Bank National Association (Incorporated herein by reference to Exhibit (10.1) to the Registrant's quarterly report on Form 10-Q filed November 14, 2000).
10.6	Temporary Credit Agreement dated November 30, 2000 with U.S. Bank National Association.
10.7†	Executive Variable Compensation Plan (Incorporated herein by reference to Exhibit A to the Registrant's definitive Proxy Statement filed with the Securities and Exchange Commission on April 19, 1999).
11.1	Computation of earnings per share (see Note 8 of Notes to Consolidated Financial Statements included in Item 8 hereto).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (included on the signature pages hereof).

†
The item listed is a compensatory plan.

(b)
REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the year ended December 30, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001	MONACO COACH CORPORATION
	By:	/s/ KAY L. TOOLSON Kay L. Toolson Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kay L. Toolson and P. Martin Daley, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KAY L. TOOLSON (Kay L. Toolson)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ P. MARTIN DALEY (P. Martin Daley)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ MICHAEL J. KLUGER (Michael J. Kluger)	Director	March 30, 2001
/s/ CARL E. RING, JR. (Carl E. Ring, Jr.)	Director	March 30, 2001
/s/ RICHARD A. ROUSE (Richard A. Rouse)	Director	March 30, 2001
/s/ ROGER A. VANDENBERG (Roger A. Vandenberg)	Director	March 30, 2001

MONACO COACH CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charge to Expense	Claims Paid	Balance at End of Period
Fiscal year ended January 2, 1999:
Reserve for warranty claims	$9,981	$12,726	$10,801	$11,906

Reserve for product liability	$5,259	$3,872	$3,433	$5,698

Fiscal year ended January 1, 2000:
Reserve for warranty claims	$11,906	$14,881	$11,487	$15,300

Reserve for product liability	$5,698	$5,625	$3,780	$7,543

Fiscal year ended December 30, 2000:
Reserve for warranty claims	$15,300	$17,474	$17,295	$15,479

Reserve for product liability	$7,543	$5,489	$6,641	$6,391

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit (3.1) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994).
3.2	Certificate of Amendment of Amended & Restated Certificate of Incorporation dated June 30, 1999 (Incorporated herein by reference to Exhibit (3.2) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2000).
3.3	Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit (3.2) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994).
10.1	Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).
10.2†	1993 Incentive Stock Option Plan and form of option agreement thereunder (Incorporated herein by reference to Exhibit (3.2) to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2000).
10.3†	1993 Director Option Plan and form of subscription agreement thereunder.
10.4†	1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).
10.5	Temporary Credit Agreement dated August 25, 2000 with U.S. Bank National Association (Incorporated herein by reference to Exhibit (10.1) to the Registrant's quarterly report on Form 10-Q filed November 14, 2000).
10.6	Temporary Credit Agreement dated November 30, 2000 with U.S. Bank National Association.
10.7†	Executive Variable Compensation Plan (Incorporated herein by reference to Exhibit A to the Registrant's definitive Proxy Statement filed with the Securities and Exchange Commission on April 19, 1999).
11.1	Computation of earnings per share (see Note 8 of Notes to Consolidated Financial Statements included in Item 8 hereto).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (included on the signature pages hereof).

†
The item listed is a compensatory plan.

QuickLinks

  PART I
  ITEM 1. BUSINESS
COMPANY MOTOR COACH PRODUCTS
COMPANY TOWABLE PRODUCTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX