Form 10-Q
period 2001-03-31
MONACO COACH CORP /DE/
filed 2001-05-15
CIK 910619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: March 31, 2001
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period from________ to ________
Commission File Number: 1-14725

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

YES  ☒       NO  ☐

             The number of shares outstanding of common stock, $.01 par value, as of March 31, 2001: 18,990,111

MONACO COACH CORPORATION

FORM 10-Q

March 31, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited: dollars in thousands)

	December 30, 2000	March 31, 2001
ASSETS
Current assets:
Trade receivables, net	$67,998	$76,770
Inventories	114,397	115,280
Prepaid expenses	1,046	1,146
Deferred income taxes	13,197	13,535
Total current assets	196,638	206,731

Notes receivable	2,800	7,010
Property, plant and equipment, net	103,590	104,186
Goodwill, net of accumulated amortization of $4,675 and $4,836, respectively	18,582	18,421

Total assets	$321,610	$336,348

LIABILITIES
Current liabilities:
Book overdraft	$15,178	$21,189
Line of credit	20,585	21,733
Accounts payable	53,098	53,635
Income taxes payable	0	2,632
Accrued expenses and other liabilities	38,478	36,936
Total current liabilities	127,339	136,125

Deferred income taxes	7,646	8,320
Total liabilities	134,985	144,445

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 18,952,107 and 18,990,111 issued and outstanding respectively	190	190
Additional paid-in capital	47,032	47,113
Retained earnings	139,403	144,600
Total stockholders' equity	186,625	191,903
Total liabilities and stockholders' equity	$321,610	$336,348

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended
	April 1, 2000	March 31, 2001

Net sales	$237,983	$211,228
Cost of sales	200,669	185,740
Gross profit	37,314	25,488

Selling, general and administrative expenses	15,778	16,239
Amortization of goodwill	161	161
Operating income	21,375	9,088

Other income, net	1	116
Interest expense	(112)	(684)
Income before income taxes	21,264	8,520

Provision for income taxes	8,346	3,323

Net income	$12,918	$5,197

Earnings per common share:
Basic	$.68	$.27
Diluted	$.67	$.27

Weighted average common shares outstanding:
Basic	18,886,646	18,976,877
Diluted	19,368,145	19,421,519

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: dollars in thousands)

	Quarter Ended
	April 1, 2000	March 31, 2001

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$12,918	$5,197
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,516	1,641
Deferred income taxes	(886)	336
Changes in working capital accounts:
Trade receivables, net	(14,106)	(8,772)
Inventories	(13,205)	(883)
Prepaid expenses	(214)	(100)
Accounts payable	33,940	537
Income taxes payable	8,523	2,632
Accrued expenses and other liabilities	1,548	(1,542)
Net cash provided (used) by operating activities	30,034	(954)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,099)	(2,076)
Issuance of notes receivable		(4,210)

Net cash used in investing activities	(3,099)	(6,286)

Cash flows from financing activities:
Book overdraft	(12,478)	6,011
(Payments) borrowings on lines of credit, net	(7,853)	1,148
Issuance of common stock	273	81
Net cash (used) provided by financing activities	(20,058)	7,240
Net change in cash	6,877	0
Cash at beginning of period	0	0
Cash at end of period	$6,877	$0

See accompanying notes.

MONACO COACH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 30, 2000 and March 31, 2001, and the results of its operations and its cash flows for the quarters ended April 1, 2000 and March 31, 2001.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 30, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 30, 2000.

2.          Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 30, 2000	March 31, 2001
	(in thousands)
Raw materials	$45,187	$47,150
Work-in-process	31,739	31,578
Finished units	37,471	36,552
	$114,397	$115,280

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

4.          Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $50.0 million.  At the election of the Company, the line of credit bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company's leverage ratio.  The Company also pays interest monthly on the unused available portion of the line at varying rates, determined by the Company’s leverage ratio.  The revolving line of credit is due and payable in full on April 30, 2003, and requires monthly interest payments.  The balance outstanding under the line of credit at  March 31, 2001 was $21.7 million.  The line of credit is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

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
	April 1, 2000	March 31, 2001
Basic
Issued and outstanding shares (weighted average)	18,886,646	18,976,877

Effect of Dilutive Securities
Stock options	481,499	444,642
Diluted	19,368,145	19,421,519

6.          Commitments and Contingencies

Repurchase Agreements

Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery.  However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles.  Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement.  These agreements provide that, for varying periods of up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default.  The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased.  The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $321 million as of March 31, 2001, with approximately  8.3% concentrated with one dealer.

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

Debt Guarantee

In 2000, the Company entered into an agreement with Outdoor Resorts of Las Vegas (“ORLV”) and ORLV’s parent company Outdoor Resorts of America (“ORA”), for the purpose of constructing a luxury motor coach resort in Las Vegas, Nevada.  In the first quarter of 2001, two additional projects, one in Naples, Florida, and the other in Indio, California, were added.  As of March 31, 2001, the Company had advanced $7.0 million in the form of a long term note receivable from ORA and its respective subsidiaries.  As part of the financing structure for the projects, the Company also agreed to act as co-guarantor with ORLV’s parent company, ORA, on an $11.2 million construction loan for the Las Vegas resort.  At March 31, 2001, ORLV and ORA had drawn approximately $8.9 million on the construction loan.  In return for the Company’s loans and guarantee commitment, ORLV and ORA has agreed to pay interest and income participation to the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include, but are not limited to, those below that have been marked with an asterisk (*).  In addition, the Company may from time to time make forward-looking statements through statements that include the words “believes”, “expects”, “anticipates” or similar expressions.  Such forward-looking statements involve known and  unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.  The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption “Factors That May Affect Future Operating Results".  The Company cautions the reader, however, that these factors may not be exhaustive.

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables").  The Company’s product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco”, “Holiday Rambler”, “Royale Coach”, and “McKenzie Towables” brand names.  The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $1.2 million for motor coaches and from $24,000 to $49,000 for towables.

RESULTS OF OPERATIONS

Quarter ended  April 1, 2000 Compared to Quarter ended March 31, 2001
First quarter net sales decreased 11.2% to $211.2 million compared to $238.0 million for the same period last year. Gross sales dollars on motorized products were down 10.9%, as increases in the Company’s products that were newly introduced in 2000 were more than offset by decreases in other motorized products.  The Company’s gross towable sales were down only 2.7% as the McKenzie towable operations reported strong increases which nearly offset decreases on the Holiday Rambler towable products.  The Company’s overall unit sales were down 18.3% in the first quarter of 2001 with motorized and towable unit sales being down 21.1% and 13.0% respectively.  The Company’s average unit gross selling price increased in the first quarter of 2001 to $94,000 from $86,000 in the comparable 2000 quarter due to the Company’s strong mix of diesel motor coaches.  The Company’s continued mix of less expensive diesel and gasoline motor coaches is expected to keep the overall average selling price below $100,000.*

Gross profit for the first quarter of 2001 decreased to $25.5 million, down from $37.3 million in 2000, and gross margin decreased from 15.7% in the first quarter of 2000 to 12.1% in the first quarter of 2001.  Gross margin in the first quarter of 2001 was significantly impacted by above normal sales discounts, which net against gross sales.  Other major contributors to the change in gross margin include production inefficiencies created from reduced production, shifting the volume among the production lines in the plants, and shifting the mix of products on those lines.  The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $461,000 from $15.8 million in the first quarter of 2000 to $16.2 million in the first quarter of 2001, and increased as a percentage of sales from 6.6% in 2000 to 7.7% in 2001.  Selling, general and administrative expenses in the first quarter of 2001 included significant increases in spending related to retail promotion efforts.  In addition,  the lower sales volume in first quarter 2001 increased selling, general and administrative costs as a percentage of sales.

Operating income was $9.1 million, or 4.3% of sales in the first quarter of 2001 compared to $21.4 million, or 9.0% of sales in the similar 2000 period.  The decrease in operating margins reflect the lower gross profit combined with higher selling, general and administrative costs.

Net interest expense was $684,000 in the first quarter of 2001 compared to $112,000 in the comparable 2000 period, reflecting a higher level of borrowing during the first quarter of 2001.

The Company reported a provision for income taxes of $3.3 million, or an effective tax rate of 39.0% in the first quarter of 2001, compared to $8.3 million, or an effective tax rate of 39.25% for the comparable 2000 period.

Net income was $5.2 million in the first quarter of 2001 compared to $12.9 million in the first quarter of 2000 due to the decrease in sales combined with a lower operating margin and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first quarter of 2001, the Company used cash flows of $1.0 million from operating activities.  The Company generated $6.8 million from net income and non-cash expenses such as depreciation and amortization. The increase in income taxes payable added to this cash flow, however, the combined cash flow was more than offset by an increase in accounts receivable combined with a decrease in accrued liabilities.

The Company has credit facilities consisting of a revolving line of credit of up to $50.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company's leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on April 30, 2003, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at  March 31, 2001 was $21.7 million.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables.  The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below.  At March 31, 2001, the Company had working capital of approximately $70.6 million, an increase of $1.3 million from working capital of $69.3 million at December 30, 2000.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.*  The Company's capital expenditures were $2.1 million in the first quarter of 2001, primarily for completing the Company’s warranty and service center projects.  The Company anticipates that capital expenditures for all of 2001 will be approximately $12 to $15 million, which includes $4 to $5 million of routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $321 million as of March 31, 2001, with approximately 8.3% concentrated with one dealer.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

             POTENTIAL FLUCTUATIONS IN OPERATING RESULTS  The Company’s net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company’s overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter. Demand in the overall recreational vehicle industry generally declines during the winter months, while sales and revenues are generally higher during the spring and summer months. With the broader range of recreational vehicles now offered by the Company, seasonal factors could have a significant impact on the Company's operating results in the future. In addition, unusually severe weather conditions in certain markets could delay the timing of shipments from one quarter to another.

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

             MANUFACTURING EXPANSION  The Company has significantly increased its manufacturing capacity over the last few years. The integration of the Company's facilities and the expansion of the Company's manufacturing operations involve a number of risks including unexpected building and production difficulties. In the past the Company experienced startup inefficiencies in manufacturing a new model and also has experienced difficulty in increasing production rates at a plant. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations.  In addition, the Company’s operating results could be materially and adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expense levels resulting from this expansion.

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

             CONCENTRATION OF SALES TO CERTAIN DEALERS  Although the Company’s products were offered by 338 dealerships located primarily in the United States and Canada at the end of 2000, a significant percentage of the Company’s sales have been and will continue to be concentrated among a relatively small number of independent dealers.   Sales to Lazy Days RV Center, Inc. accounted for 10.0% of the Company’s sales in 1999 and 12.1% in 2000.  The Company’s 10 largest dealers, including Lazy Days RV Center, Inc., accounted for a combined 33.0% of sales in 1999 and 36.0% in 2000.  The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company's business, results of operations and financial condition.

             POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS  As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $321 million as of March 31, 2001, with approximately 8.3% concentrated with one dealer. See “Liquidity and Capital Resources” and Note 6 of Notes to the Company’s Condensed Consolidated Financial Statements.

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

             DEPENDENCE ON CERTAIN SUPPLIERS  A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis (Workhorse and Ford) for certain of its motorhome products.  The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company’s future requirements for these components. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford put one of its gasoline powered chassis on allocation. The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.*  Nevertheless, there can be no assurance that Allison, Ford, or any of the Company’s other suppliers will be able to meet the Company’s future requirements for transmissions, chassis or other key components.  An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

             NEW PRODUCT INTRODUCTIONS  The Company believes that the introduction of new features and new models will be critical to its future success. Delays in the introduction of new models or product features or a lack of market acceptance of new models or features and/or quality problems with new models or features could have a material adverse effect on the Company's business, results of operations and financial condition. For example, unexpected costs associated with model changes have adversely affected the Company’s gross margin in the past. Future product introductions could divert revenues from existing models and adversely affect the Company's business, results of operations and financial condition.

             COMPETITION  The market for the Company’s products is highly competitive. The Company currently competes with a number of other manufacturers of motor coaches, fifth wheel trailers and travel trailers, many of which have significant financial resources and extensive distribution capabilities.  There can be no assurance that either existing or new competitors will not develop products that are superior to, or that achieve better consumer acceptance than, the Company’s products, or that the Company will continue to remain competitive.

             RISKS OF LITIGATION  The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry.  Although the Company does not believe that the outcome of any pending litigation, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company, due to the inherent uncertainties associated with litigation there can be no assurance in this regard.*

             To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company’s current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $65.0 million for each occurrence and $66.0 million in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

             (a)         Exhibits

                           10.1  Credit Agreement dated January 12, 2001 with U.S. Bank National Association.

             (b)        Reports on Form 8-K

                            No reports on Form 8-K were required to be filed during the quarter ended March 31, 2001, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated: May 15, 2001	/s/: P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)