Form 10-Q
period 2001-06-30
MONACO COACH CORP /DE/
filed 2001-08-14
CIK 910619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2001

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
YES ☒ NO ☐

             The number of shares outstanding of common stock, $.01 par value, as of June 30, 2001:  19,009,559

MONACO COACH CORPORATION

FORM 10-Q

June 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited: dollars in thousands)

	December 30,	June 30,
	2000	2001

ASSETS
Current assets:
Trade receivables, net	$67,998	$79,427
Inventories	114,397	96,636
Prepaid expenses	1,046	1,566
Deferred income taxes	13,197	13,816

Total current assets	196,638	191,445

Notes receivable	2,800	7,550
Property, plant and equipment, net	103,590	104,413
Goodwill, net of accumulated amortization of $4,675 and $4,998, respectively	18,582	18,259

Total assets	$321,610	$321,667

LIABILITIES
Current liabilities:
Book overdraft	$15,178	$21,452
Line of credit	20,585	14,088
Accounts payable	53,098	40,453
Income taxes payable	0	1,695
Accrued expenses and other liabilities	38,478	37,188

Total current liabilities	127,339	114,876

Deferred income taxes	7,646	8,994

	134,985	123,870

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 18,952,107 and
19,009,559 issued and outstanding respectively	190	190
Additional paid-in capital	47,032	47,527
Retained earnings	139,403	150,080

Total stockholders' equity	186,625	197,797

Total liabilities and stockholders' equity	$321,610	$321,667

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Six Months Ended

	July 1,	June 30,	July 1,	June 30,
	2000	2001	2000	2001

Net sales	$226,091	$223,424	$464,074	$434,652
Cost of sales	193,974	197,620	394,643	383,360

Gross profit	32,117	25,804	69,431	51,292

Selling, general and administrative expenses	13,738	16,489	29,516	32,728
Amortization of goodwill	162	162	323	323

Operating income	18,217	9,153	39,592	18,241

Other income, net	62	245	63	361
Interest expense	(127)	(414)	(239)	(1,098)

Income before income taxes	18,152	8,984	39,416	17,504

Provision for income taxes	7,004	3,504	15,350	6,827

Net income	$11,148	$5,480	$24,066	$10,677

Earnings per common share:
Basic	$.59	$.29	$1.27	$.56
Diluted	$.58	$.28	$1.25	$.55

Weighted average common shares outstanding:
Basic	18,902,592	19,003,465	18,894,620	18,990,171
Diluted	19,276,722	19,480,100	19,322,434	19,450,814

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: dollars in thousands)

	Six-months Ended

	July 1,	June 30,
	2000	2001

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$24,066	$10,677
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of assets		(74)
Depreciation and amortization	3,056	3,316
Deferred income taxes	1,809	729
Changes in working capital accounts:
Trade receivables, net	(23,096)	(11,429)
Inventories	(17,225)	17,761
Prepaid expenses	(2,333)	(520)
Accounts payable	25,736	(12,645)
Income taxes payable	262	1,695
Accrued expenses and other liabilities	(1,406)	(1,290)

Net cash provided by operating activities	10,869	8,220

Cash flows from investing activities:
Additions to property, plant and equipment	(9,198)	(3,848)
Proceeds from sale of assets		106
Issuance of notes receivable		(4,750)

Net cash used in investing activities	(9,198)	(8,492)

Cash flows from financing activities:
Book overdraft	(5,751)	6,274
(Payments) borrowings on lines of credit, net	3,726	(6,497)
Issuance of common stock	354	495

Net cash provided (used) by financing activities	(1,671)	272

Net change in cash	0	0
Cash at beginning of period	0	0

Cash at end of period	$0	$0

See accompanying notes.

MONACO COACH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 30, 2000 and June 30, 2001, and the results of its operations for the quarters and six-month periods ended July 1, 2000 and June 30, 2001, and cash flows of the Company for the six-month periods ended July 1, 2000 and June 30, 2001.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 30, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 30, 2000.

2.          Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:
	December 30, 2000	June 30, 2001

	(in thousands)
Raw materials	$45,187	$43,113
Work-in-process	31,739	30,364
Finished units	37,471	23,159

	$114,397	$96,636

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

4.          Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $50.0 million.  At the election of the Company, the line of credit bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company's leverage ratio.  The Company also pays interest monthly on the unused available portion of the line at varying rates, determined by the Company’s leverage ratio.  The revolving line of credit is due and payable in full on April 30, 2003, and requires monthly interest payments.  The balance outstanding under the line of credit at  June 30, 2001 was $14.1 million.  The line of credit is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

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
	Quarter Ended		Six Months Ended

	July 1,	June 30,	July 1,	June 30,
	2000	2001	2000	2001

Basic
Issued and outstanding shares (weighted average)	18,902,592	19,003,465	18,894,620	18,990,171

Effect of Dilutive Securities
Stock Options	374,130	476,635	427,814	460,643

Diluted	19,276,722	19,480,100	19,322,434	19,450,814

6.          Commitments and Contingencies

Repurchase Agreements

Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery.  However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles.  Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement.  These agreements provide that, for varying periods of up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default.  The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased.  The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $307.4 million as of June 30, 2001, with approximately  7.4% concentrated with one dealer.

Litigation

The Company is involved in legal proceedings arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry.  Management does not believe that the outcome of its pending legal proceedings will have a material adverse effect on the business, financial condition, or results of operations of the Company.

Debt Guarantee

In 2000, the Company entered into an agreement with Outdoor Resorts of Las Vegas (“ORLV”) and ORLV’s parent company Outdoor Resorts of America (“ORA”), for the purpose of constructing a luxury motor coach resort in Las Vegas, Nevada.  In the first quarter of 2001, two additional projects, one in Naples, Florida, and the other in Indio, California, were added.  As of June 30, 2001, the Company had advanced $7.5 million in the form of a long term note receivable from ORA and its respective subsidiaries.  As part of the financing structure for the projects, the Company also agreed to act as co-guarantor with ORLV’s parent company, ORA, on an $11.2 million construction loan for the Las Vegas resort.  At June 30, 2001, ORLV and ORA had drawn approximately $7.6 million on the construction loan.  In return for the Company’s loans and guarantee commitment, ORLV and ORA has agreed to pay interest and income participation to the Company.

7.          Subsequent Event - Acquisition

The Company announced on June 25, 2001 that it had reached an agreemeent with Oregon based motorhome manufacturer SMC Corporation (“SMC”) to acquire all of the outstanding shares of SMC pursuant to a cash tender offer at a price of $3.70 per share.  As of August 6, 2001, the Company completed the back end merger, and owned 100% of the shares.  The total amount of funds required by the Company to purchase all outstanding shares of SMC pursuant to the offer and to pay fees and expenses related to the offer and the merger was approximately $24.5 million.  In addition to the consideration paid by the Company for tendering shareholders pursuant to the offer, the Company also paid approximately $17 million for the purpose of extinguishing  SMC’s credit facility.

8.          Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently announced the issuance of No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  The company has goodwill for which amortization has been recorded against in prior periods. The impact of the future adoption of FAS 142 has not been determined by the Company.  Currently, amortization of goodwill per quarter is $164,300, therefore the impact for the entire year would be $657,200.  In addition, the company will need to review the potential impairment of carrying values of goodwill to determine if there will be a write-down.  Currently goodwill is valued at $18.4 million.

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

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables").  The Company’s product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco”, “Holiday Rambler”, “Royale Coach”, and “McKenzie” brand names.  The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $1.2 million for motor coaches and from $24,000 to $49,000 for towables.

RESULTS OF OPERATIONS

Quarter ended June 30, 2001 Compared to Quarter ended July 1, 2000

Second quarter net sales were down a slight 1.2% to $223.4 million compared to $226.1 million for the same period last year. Gross sales dollars on motorized products were down 1.1%, reflecting continuing softer market conditions. The Company’s gross towable sales were up 3.9% as the Holiday Rambler towable operations reported increases that more than offset decreases on the McKenzie towable sales.  The Company’s overall unit sales were down 9.6% in the second quarter of 2001 with motorized unit sales down 10.4% to 1,540 units, and towable unit sales off by 8.2% to 855 units.  The Company’s average unit selling prices increased in the second quarter of 2001 to $133,000 from $121,000 for motorized and to $27,000 from $24,000 for towables.  The Company’s total average unit selling price increased to $95,000 from $87,000 in the same period last year.  The Company’s continued expansion into new product price points and shifts in model mix, is expected to push the average selling price over $100,000 in the near future.*

Gross profit for the second quarter of 2001 decreased to $25.8 million, down from $32.1 million in 2000, and gross margin decreased from 14.2% in the second quarter of 2000 to 11.5% in the second quarter of 2001.  Gross margin in the second quarter of 2001 was significantly impacted by above normal sales discounts, which net against gross sales. Other major contributors to the change in gross margin include production inefficiencies created from reduced production, shifting the volume among the production lines in the plants, and shifting the mix of products on those lines.  In addition, many of the 2001 model year units that were previously carried in finished goods inventory were lower margin units and were sold in the second quarter.  The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $2.8 million to $16.5 million in the second quarter of 2001 and increased as a percentage of sales from 6.1% in 2000 to 7.4% in 2001.  Selling, general and administrative expenses in the first quarter of 2001 included significant increases in spending related to retail promotion efforts.  The Company’s selling, general, and administrative expense may fluctuate in future periods depending on the Company’s strategy  of retail promotions as a  result of difficult market conditions or competitive pressures.*

Amortization of goodwill was $162,000 in both the second quarter of 2001 and the same period of 2000.  At June 30, 2001, goodwill, net of accumulated amortization was $18.3 million.

Operating income was $9.2 million, or 4.1% of sales in the second quarter of 2001 compared to $18.2 million, or 8.1% of sales in the similar 2000 period.  The decrease in operating margins reflect the lower gross profit combined with higher selling, general and administrative costs.

Net interest expense was $414,000 in the second quarter of 2001 compared to $127,000 in the comparable 2000  period, reflecting a higher level of borrowing during the second quarter of 2001.

The Company reported a provision for income taxes of $3.5 million, or an effective tax rate of 39.0% in the second quarter of 2001, compared to $7.0 million, or an effective tax rate of 38.6% for the comparable 2000 period.

Net income for the second quarter of 2001 was $5.5 million compared to $11.1 million in 2000 due to the decrease in sales combined with a lower operating margin and an increase in interest expense.

Six Months ended June 30, 2001 Compared to Six Months ended July 1, 2000

Net sales decreased 6.3% to $434.7 million compared to $464.1 million for the same period last year.  Gross sales dollars on motorized and towable products were down 6.l% and up .5%, respectively for the first six months of 2001.  Overall unit sales for the Company were down 14.1% in the first six months of 2001 compared to the similar period in 2000 with motorized unit sales down 15.9% to 2,972 units and  towable unit sales down 10.7% to 1,719.  The Company’s average unit selling prices increased in the first six months of 2001 compared to the similar 2000 period to $134,000 from $120,000 for motorized and to $27,000 from $24,000 for towables.

Gross profit for the six-month period ended June 30, 2001 decreased to $51.3 million from $69.4 million in 2000, and gross margin decreased to 11.8% in 2001 from 15.0% in 2000. Gross margin in the first six months of 2001 was  significantly impacted by above normal sales discounts, which net against gross sales. Other major contributors to the change in gross margin include production inefficiencies created from reduced production, shifting the volume among the production lines in the plants, and shifting the mix of products on those lines.

Selling, general, and administrative expenses increased by $3.2 million to $32.7 million in the first six months of 2001 and increased as a percentage of sales from 6.4% in 2000 to 7.5% in 2001.  Selling, general and administrative expenses in the first six months of 2001 included significant increases in spending related to retail promotion efforts.

Amortization of goodwill was $323,000 in both the first six months of 2001 and the same period of 2000.

Operating income decreased to $18.2 million in the first six months of 2001 from $39.6 million in 2000.  The Company’s higher selling, general, and administrative expense as a percentage of sales combined with the decline in the Company’s gross margin, resulted in a decrease in operating margin to 4.2% in the first six months of 2001 compared to 8.5% in the first six months of 2000.

Net interest expense was $1.1 million in the first six months of 2001 compared to $239,000 in the comparable 2000  period, reflecting a higher level of borrowing during the first half of 2001.

The Company reported a provision for income taxes of $6.8 million, or an effective tax rate of 39.0% for the first six months of 2001, compared to $15.4 million, or an effective tax rate of 38.9% for the comparable 2000 period.

Net income for the first half of 2001 was $10.7 million compared to $24.1 million in 2000 due to the decrease in sales combined with a lower operating margin and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first six months of 2001, the Company had cash flows of $8.2 million from operating activities.  The Company generated $14.0 million from net income and non-cash expenses such as depreciation and amortization. The increase in income taxes payable and the decrease in inventories added to this cash flow, however these increases were more than offset by an increase in accounts receivable combined with  decreases in accounts payable and accrued liabilities.

The Company has credit facilities consisting of a revolving line of credit of up to $50.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company's leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on April 30, 2003, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at June 30, 2001 was $14.1 million.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company increased its line of credit to $95 million effective on August 2, 2001.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables.  The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below.  At June 30, 2001, the Company had working capital of approximately $76.6 million, an increase of $7.3 million from working capital of $69.3 million at December 30, 2000.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.*  The Company's capital expenditures were $3.8 million in the first half of 2001, primarily for completing the Company’s warranty and service center projects.  The Company anticipates that capital expenditures for all of 2001 will be approximately $10 to $12 million, which includes $4 to $5 million of routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $307.4 million as of June 30, 2001, with approximately 7.4% concentrated with one dealer.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

             ACQUISITION OF SMC CORPORATION    The Company announced on June 25, 2001 that it had agreed with Oregon based motorhome manufacturer SMC Corporation to acquire all of the outstanding shares of SMC pursuant to a cash tender offer at a price of $3.70 per share.  As of August 6, the Company had completed it’s purchase of all SMC Corporation shares.  The anticipated benefits of this acquisition may not be achieved unless Monaco successfully integrates SMC into Monaco’s operations.  SMC incurred a net loss from operations of $5.4 million for 2000 and $1.9 million for the first quarter of 2001.  Unless Monaco is able to increase sales or reduce the operating expenses of SMC substantially from historical expense levels, the acquisition could have a material adverse affect on the financial condition and results of operations of Monaco.  The process of integration may result in unforseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of Monaco’s business.  This may cause an interruption or a loss of momentum in the operating activities of Monaco which in turn would have a material adverse affect on Monaco’s operating results and financial condition.  Moreover, the acquisition involves a number of additional risks, such as the assimilation of the operations and personnel of the acquired business, the incorporation of acquired products into Monaco’s existing product line, adverse short-term effects of reported operating results, the amortization of acquired assets, the loss of key employees of SMC as a result of the acquisition, and the difficulty of integrating disparate corporate cultures and presenting a unified corporate image.  Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on Monaco’s operating results and financial condition.

             CARRYING VALUES OF INTANGIBLE ASSETS MAY BE SUBJECT TO PERIODIC WRITE-DOWN Goodwill and other intangible assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount may not be recoverable. If the carrying value of our intangible assets exceeds the expected undiscounted future cash flows, a loss would be recognized to the extent the carrying amount of assets exceeds their fair values. This loss may negatively impact results of operation.

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

             POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS  As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $307.4 million as of June 30, 2001, with approximately 7.4% concentrated with one dealer. See “Liquidity and Capital Resources” and Note 6 of Notes to the Company’s Condensed Consolidated Financial Statements.

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

             DEPENDENCE ON CERTAIN SUPPLIERS  A number of important components for certain of the Company's products are purchased from single or limited sources, including its turbo diesel engines (Cummins), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches other than the Holiday Rambler Endeavor Diesel model and chassis (Workhorse and Ford) for certain of its motorhome products.  The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company’s future requirements for these components. From time to time, Allison has put all chassis manufacturers on allocation with respect to certain transmissions the Company uses, and in 1999 Ford put one of its gasoline powered chassis on allocation. The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.*  Nevertheless, there can be no assurance that Allison, Ford, or any of the Company’s other suppliers will be able to meet the Company’s future requirements for transmissions, chassis or other key components.  An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company's business, results of operations and financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

             On June 29, 2001, the Financial Accounting Standards Board (FASB or the “Board”) unanimously voted in favor of issuing two Statements:  Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

             FAS 141 requires the use of the purchase method of accounting for all business combinations, thereby eliminating the pooling-of-interests method.  Additionally, it provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.  FAS 141 is effective for all business combinations (as defined in the Statement) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

             FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting).  FAS 142 supercedes APB 17, Intangible Assets.  FAS 142 eliminates the amortization of goodwill and indefinite intangible assets, and requires, at minimum, an annual test for impairment at the reporting unit level.  In addition, the amortization period of intangible assets with finite lives is no longer limited to forty years.  FAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously.  Retroactive application is not permitted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             Not applicable.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

 At the Annual Meeting of Stockholders of the Company, held on May 17, 2001 in Wakarusa, Indiana, the Stockholders (i)
 elected three Class II directors to serve on the Company's Board of Directors, (ii) amended the Company’s Director Option
 Plan to increase the number of shares issuable thereunder by 100,000 shares, and (iii)  ratified the Company's appointment of
 PricewaterhouseCoopers LLP as independent auditors.
Nominee	For	Withheld

Carl E. Ring, Jr.	17,769,625	95,808
Richard A. Rouse	17,769,688	95,745
Roger A. Vandenberg	17,769,728	95,705

             The vote for amending the Company’s Director Option Plan was as follows:

For	Against	Abstained

16,472,352	878,059	515,022

              The vote for ratifying the appointment of PricewaterhouseCoopers LLP was as follows:

For	Against	Abstained

17,766,916	88,266	10,251

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1 Agreement and Plan of Merger dated as of June 23, 2001, among Monaco Coach Corporation, Salmon Acquisition, Inc., and SMC Corporation (incorporated by reference to Monaco's Schedule 13D filed with the Commission on July 3, 2001, Exhibit 99.(2)(b)).

(b)	Reports on Form 8-K

No reports on Form 8-K were required to be filed during the quarter ended June 30, 2001, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	August 14, 2001	/s/ P. Martin Daley

P. Martin Daley
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)