Form 10-Q
period 2001-09-29
MONACO COACH CORP /DE/
filed 2001-11-13
CIK 910619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 29, 2001

or

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from________to________

Commission File Number:  1-14725

MONACO COACH CORPORATION

Delaware	35-1880244
(State of Incorporation)	(I.R.S. Employer Identification No.)

91320 Industrial Way, Coburg, Oregon 97408
(Address of principal executive offices)

(541) 686-8011
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

YES  ☒          NO  ☐

The number of shares outstanding of common stock, $.01 par value, as of September 29, 2001:  28,586,011

MONACO COACH CORPORATION

FORM 10-Q

September 29, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands)

	December 30,	September 29,
	2000	2001
ASSETS
Current assets:
Trade receivables, net	$67,998	$74,406
Inventories	114,397	126,583
Prepaid expenses	1,046	1,041
Deferred income taxes	13,197	28,570
Total current assets	196,638	230,600

Notes receivable	2,800	7,550
Property, plant and equipment, net	103,590	120,942
Debt issuance costs		994
Goodwill, net of accumulated amortization of $4,675 and $5,159, respectively	18,582	51,983

Total assets	$321,610	$412,069

LIABILITIES
Current liabilities:
Book overdraft	$15,178	$15,038
Line of credit	20,585	6,630
Current portion of long-term note payable		10,000
Accounts payable	53,098	68,737
Income taxes payable	0	5,123
Accrued expenses and other liabilities	38,478	65,712
Total current liabilities	127,339	171,240

Long-term note payable		30,000
Deferred income taxes	7,646	6,028
	134,985	207,268

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 18,952,107 and 28,586,011 issued and outstanding respectively	190	286
Additional paid-in capital	47,032	47,812
Retained earnings	139,403	156,703
Total stockholders' equity	186,625	204,801
Total liabilities and stockholders' equity	$321,610	$412,069

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2000	2001	2000	2001
Net sales	$226,393	$240,831	$690,467	$675,483
Cost of sales	195,485	210,283	590,128	593,643
Gross profit	30,908	30,548	100,339	81,840

Selling, general and administrative expenses	14,604	18,949	44,120	51,677
Amortization of goodwill	161	162	484	484
Operating income	16,143	11,437	55,735	29,679

Other income, net	1	(42)	64	320
Interest expense	(219)	(539)	(458)	(1,638)
Income before income taxes	15,925	10,856	55,341	28,361

Provision for income taxes	6,118	4,234	21,468	11,061

Net income	$9,807	$6,622	$33,873	$17,300

Earnings per common share:
Basic	$.35	$.23	$1.19	$.61
Diluted	$.34	$.23	$1.17	$.59

Weighted average common shares outstanding:
Basic	28,403,017	28,550,019	28,362,291	28,506,844
Diluted	28,960,539	29,390,018	28,975,945	29,241,263

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Nine-months Ended
	Sep 30, 2000	Sep 29, 2001
Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$33,873	$17,300
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of assets		(74)
Depreciation and amortization	4,664	5,212
Deferred income taxes	2,613	567
Changes in working capital accounts:
Trade receivables, net	(34,671)	(3,497)
Inventories	(18,585)	13,174
Prepaid expenses	(849)	319
Accounts payable	14,964	(8,440)
Income taxes payable	(476)	5,123
Accrued expenses and other liabilities	(129)	(2,345)
Net cash provided by operating activities	1,404	27,339
Cash flows from investing activities:
Additions to property, plant and equipment	(14,581)	(6,262)
Proceeds from sale of assets		106
Payment for business acquisition		(24,320)
Issuance of notes receivable	(2,800)	(4,750)
Net cash used in investing activities	(17,381)	(35,226)
Cash flows from financing activities:
Book overdraft	3,417	(1,691)
(Payments) borrowings on lines of credit, net	11,889	(30,304)
Borrowings on long-term note payable		40,000
Debt issuance costs		(994)
Issuance of common stock	671	876
Net cash provided (used) by financing activities	15,977	7,887
Net change in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the "Company") without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 30, 2000 and September 29, 2001, and the results of its operations for the quarters and nine-month periods ended September 30, 2000 and September 29, 2001, and cash flows of the Company for the nine-month periods ended September 30, 2000 and September 29, 2001.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 30, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Stockholders for the year ended December 30, 2000.

2.     Acquisition of SMC Corporation

The Company announced on June 25, 2001 that it had reached an agreemeent with Oregon based motorhome manufacturer SMC Corporation (“SMC”) to acquire all of the outstanding shares of SMC pursuant to a cash tender offer at a price of $3.70 per share.  On August 6, 2001, the Company completed the back-end merger, and owned 100% of the shares.

The cash paid for SMC, including transaction costs of $3,062,000, totalled $24,320,000.  The total assets acquired and liabilities assumed of SMC based on estimated fair values at August 6, 2001, is as follows:

(in thousands)
Receivables	$2,911
Inventories	25,360
Deferred tax asset	17,558
Property and equipment	15,850
Prepaids and other assets	314
Goodwill	33,885
Total assets acquired	95,878

Book overdraft	(1,551)
Notes payable	(16,349)
Accounts payable	(24,079)
Accrued liabilities	(29,579)
Total liabilities assumed	$(71,558)

Total assets acquired and liabilities assumed	$24,320

3.     Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 30,	September 29,
	2000	2001
	(in thousands)
Raw materials	$45,187	$50,326
Work-in-process	31,739	42,144
Finished units	37,471	34,113
	$114,397	$126,583

4.     Goodwill

Goodwill, which represents the excess of the cost of acquisition over the fair value of net assets acquired, is being amortized on a straight-line basis over 20 and 40 years, except for goodwill arising from the acquisition of SMC on August 6, 2001 which is not being amortized (See Note 9 “Recent Accounting Pronouncements”).  Management assesses whether there has been permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill.  The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

5.     Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $70.0 million.  At the election of the Company, the line of credit bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company's leverage ratio.  The Company also pays interest monthly on the unused available portion of the line at varying rates, determined by the Company’s leverage ratio.  The revolving line of credit is due and payable in full on June 30, 2004, and requires monthly interest payments.  The balance outstanding under the line of credit at September 29, 2001 was $6.6 million.  The line of credit is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

6.     Long-term Note Payable

The Company has a long-term note payable of $40 million outstanding at September 29, 2001.  The term note bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company's leverage ratio.  The term note requires monthly interest payments and quarterly principal payments and is collateralized by all the assets of the Company.  The term note is due and payable in full on September 28, 2005.

7.     Earnings Per Common Share

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

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2000	2001	2000	2001
Basic
Issued and outstanding shares (weighted average)	28,403,017	28,550,019	28,362,291	28,506,844

Effect of Dilutive Securities
Stock Options	557,522	839,999	613,654	734,419
Diluted	28,960,539	29,390,018	28,975,945	29,241,263

8.     Commitments and Contingencies

Repurchase Agreements

Substantially all of the Company's sales to independent dealers are made on terms requiring cash on delivery.  However, most dealers finance units on a "floor plan" basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles.  Upon request of a lending institution financing a dealer's purchases of the Company's product, the Company will execute a repurchase agreement.  These agreements provide that, for varying periods of up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default.  The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased.  The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $361.6 million as of September 29, 2001, with approximately  6.6% concentrated with one dealer.

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

Debt Guarantee

In 2000, the Company entered into an agreement with Outdoor Resorts of Las Vegas (“ORLV”) and ORLV’s parent company Outdoor Resorts of America (“ORA”), for the purpose of constructing a luxury motor coach resort in Las Vegas, Nevada.  In the first quarter of 2001, two additional projects, one in Naples, Florida, and the other in Indio, California, were added.  As of September 29, 2001, the Company had advanced $7.5 million in the form of a long term note receivable from ORA and its respective subsidiaries.  As part of the financing structure for the projects, the Company also agreed to act as co-guarantor with ORLV’s parent company, ORA, on an $11.2 million construction loan for the Las Vegas resort.  At September 29, 2001, ORLV and ORA had drawn approximately $7.6 million on the construction loan.  In return for the Company’s loans and guarantee commitment, ORLV and ORA has agreed to pay interest and income participation to the Company.

9.     Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  The Company applied the provisions of FAS 141 for the acquisition of SMC on August 6, 2001.  The Company had $18.1 million of goodwill at September 29, 2001, which has been amortized in prior periods.  The annual amortization of $645,000 of this goodwill will be discontinued with the future adoption of FAS 142 for fiscal year 2002.  The remaining goodwill at September 29, 2001 of $33.9 million, which arose from the acquisition of SMC, has not been amortized in accordance with the transition rules of FAS 142.  In accordance with FAS 142, the Company will review the carrying values of goodwill for impairment of value, if any, at least annually.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144). SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The Company is in the process of evaluating the effect of SFAS 144 on its financial statements.

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

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles ("towables").  The Company’s product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco”, “Holiday Rambler”, “Beaver”, “Safari”, “Royale Coach”, and “McKenzie” brand names.  The Company's products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $1.2 million for motor coaches and from $24,000 to $49,000 for towables.

RESULTS OF OPERATIONS

Quarter ended September 29, 2001 Compared to Quarter ended September 30, 2000

Third quarter net sales were up 6.4% to $240.8 million compared to $226.4 million for the same period last year. Sales of newly acquired Beaver and Safari brands were responsible for the increase, with sales of these brands contributing incremental gross revenue of $24.9 million.  Gross sales dollars on motorized products were up 3.1%, reflecting a continued soft market. The Company’s gross towable sales were up 10.3% as the Holiday Rambler towable operations reported increases that more than offset decreases on the McKenzie towable sales.  The Company’s overall unit sales were down 2.4% in the third quarter of 2001 with motorized unit sales down 2.8% to 1,606 units, and towable unit sales off by 1.7% to 765 units.  The Company’s average unit selling prices increased in the third quarter of 2001 to $136,500 from $128,600 for motorized and to $28,600 from $25,600 for towables.  The Company’s total average unit selling price increased to $101,700 from $95,600 in the same period last year.  The Company’s continued expansion into new product price points and shifts in model mix, is expected to keep the average selling price around $100,000 in the future.*

Gross profit for the third quarter of 2001 decreased to $30.5 million, down from $30.9 million in 2000, and gross margin decreased from 13.7% in the third quarter of 2000 to 12.7% in the third quarter of 2001.  The decrease in gross margin was due to a combination of factors.  The positive effect of a reduction in sales discounts from the prior year was more than offset by increased indirect production costs, and inefficiencies created from reduced production.  Gross margins were dampened during the integration of the Safari production line into our plant in Coburg, as well as from product development efforts.  The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.*

Selling, general, and administrative expenses increased by $4.3 million to $18.9 million in the third quarter of 2001 and increased as a percentage of sales from 6.5% in 2000 to 7.9% in 2001.  Selling, general and administrative expenses in the third quarter of 2001 included significant increases in spending related to retail promotion efforts.  The Company’s selling, general, and administrative expense may fluctuate in future periods depending on the Company’s strategy  of retail promotions as a  result of difficult market conditions or competitive pressures.*

Amortization of goodwill was $162,000 in the third quarter of 2001 and $161,000 in the same period of 2000.  At September 29, 2001, total goodwill, net of accumulated amortization was $52.0 million.  Goodwill of $33.9 million was added in the third quarter from the acquisition of SMC which is not being amortized.

Operating income was $11.4 million, or 4.7% of sales in the third quarter of 2001 compared to $16.1 million, or 7.1% of sales in the similar 2000 period.  The decrease in operating margins reflect the lower gross profit combined with higher selling, general and administrative costs.

Net interest expense was $539,000 in the third quarter of 2001 compared to $219,000 in the comparable 2000  period, reflecting a higher level of borrowing during the third quarter of 2001 due to the acquisition of SMC.

The Company reported a provision for income taxes of $4.2 million, or an effective tax rate of 39.0% in the third quarter of 2001, compared to $6.1 million, or an effective tax rate of 38.4% for the comparable 2000 period.

Net income for the third quarter of 2001 was $6.6 million compared to $9.8 million in 2000 due to the lower operating margin and an increase in interest expense.

Nine Months ended September 29, 2001 Compared to Nine Months ended September 30, 2000

Net sales decreased 2.2% to $675.5 million compared to $690.5 million for the same period last year.  Gross sales dollars on motorized and towable products were down 3.0% and up 3.4%, respectively for the first nine months of 2001.  Overall unit sales for the Company were down 10.5% in the first nine months of 2001 compared to the similar period in 2000 with motorized unit sales down 11.7% to 4,578 units and  towable unit sales down 8.1% to 2,484.  The Company’s average unit selling prices increased in the first nine months of 2001 compared to the similar 2000 period to $134,800 from $122,700 for motorized and to $27,700 from $24,700 for towables.

Gross profit for the nine-month period ended September 29, 2001 decreased to $81.8 million from $100.3 million in 2000, and gross margin decreased to 12.1% in 2001 from 14.5% in 2000. Gross margin in the first nine months of 2001 was significantly impacted by above normal sales discounts, which net against gross sales as well as increased indirect production costs, and inefficiencies created from reduced production.  Other major contributors to the change in gross margin include production inefficiencies created from shifting the volume among the production lines in the plants, and shifting the mix of products on those lines.

Selling, general, and administrative expenses increased by $7.6 million to $51.7 million in the first nine months of 2001 and increased as a percentage of sales from 6.4% in 2000 to 7.7% in 2001.  Selling, general and administrative expenses in the first nine months of 2001 included significant increases in spending related to retail promotion efforts.

Amortization of goodwill was $484,000 in both the first nine months of 2001 and the same period of 2000.

Operating income decreased to $29.7 million in the first nine months of 2001 from $55.7 million in 2000.  The Company’s higher selling, general, and administrative expense as a percentage of sales combined with the decline in the Company’s gross margin, resulted in a decrease in operating margin to 4.4% in the first nine months of 2001 compared to 8.1% in the first nine months of 2000.

Net interest expense was $1.6 million in the first nine months of 2001 compared to $458,000 in the comparable 2000  period, reflecting a higher level of borrowing during the first nine months of 2001.

The Company reported a provision for income taxes of $11.1 million, or an effective tax rate of 39.0% for the first nine months of 2001, compared to $21.5 million, or an effective tax rate of 38.8% for the comparable 2000 period.

Net income for the first nine months of 2001 was $17.3 million compared to $33.9 million in 2000 due to the decrease in sales combined with a lower operating margin and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first nine months of 2001, the Company had cash flows of $27.3 million from operating activities.  The Company generated $22.4 million from net income and non-cash expenses such as depreciation and amortization. The increase in income taxes payable and the decrease in inventories added to this cash flow, and  these increases were only partially offset by an increase in accounts receivable combined with decreases in accounts payable and accrued liabilities.

The Company has credit facilities consisting of a revolving line of credit of up to $70.0 million (the “Revolving Loan”) and a term note of $40.0 million (the “Term Loan”).  At the election of the Company, the Revolving Loan and Term Loan bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company's leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on June 30, 2004, while the Term Loan is due and payable in full on September 28, 2005 and both require monthly interest payments.  The balance outstanding under the Revolving Loan at September 29, 2001 was $6.6 million and the balance on the Term Loan was $40.0 million.  The Revolving Loan and Term Loan are collateralized by all the assets of the Company and include various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company's principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables.  The Company's dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below.  At September 29, 2001, the Company had working capital of approximately $59.4 million, a decrease of $9.9 million from working capital of $69.3 million at December 30, 2000.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.*  The Company's capital expenditures were $6.3 million in the first nine months of 2001, primarily for completing the Company’s warranty and service center projects.  The Company anticipates that capital expenditures for all of 2001 will be approximately $9 to $11 million, which includes $4 to $5 million of routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $ 361.6 million as of September 29, 2001, with approximately 6.6 % concentrated with one dealer.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

ACQUISITION OF SMC CORPORATION    The Company announced on June 25, 2001 that it had agreed with Oregon based motorhome manufacturer SMC Corporation to acquire all of the outstanding shares of SMC pursuant to a cash tender offer at a price of $3.70 per share.  On August 6, the Company had completed it’s purchase of all SMC Corporation shares.  The anticipated benefits of this acquisition may not be achieved unless Monaco successfully integrates SMC into Monaco’s operations.  SMC incurred a net loss from operations of $5.4 million for 2000 and $1.9 million for the first quarter of 2001.  Unless Monaco is able to increase sales or reduce the operating expenses of SMC substantially from historical expense levels, the acquisition could have a material adverse affect on the financial condition and results of operations of Monaco.  The process of integration may result in unforseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of Monaco’s business.  This may cause an interruption or a loss of momentum in the operating activities of Monaco which in turn would have a material adverse affect on Monaco’s operating results and financial condition.  Moreover, the acquisition involves a number of additional risks, such as the assimilation of the operations and personnel of the acquired business, the incorporation of acquired products into Monaco’s existing product line, adverse short-term effects of reported operating results, the amortization of acquired assets, the loss of key employees of SMC as a result of the acquisition, and the difficulty of integrating disparate corporate cultures and presenting a unified corporate image.  Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on Monaco’s operating results and financial condition.

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

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS  As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases.  These agreements obligate the Company to repurchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender.  If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company's financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $ 361.6 million as of September 29, 2001, with approximately 6.6 % concentrated with one dealer.  See “Liquidity and Capital Resources” and Note 8 of Notes to the Company’s Condensed Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1 Credit Agreement with U.S. Bank National Association dated September 28, 2001.

(b)       Reports on Form 8-K

No reports on Form 8-K were required to be filed during the quarter ended September 29, 2001, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	November 13, 2001	/s/: P. Martin Daley
P. Martin Daley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)