Form 10-K
period 2001-12-29
MONACO COACH CORP /DE/
filed 2002-03-29
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2001

OR

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from                to

Commission File Number:  1-14725

MONACO COACH CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	35-1880244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

91320 Industrial Way
Coburg, Oregon	97408
(Address of principal executive offices)	(Zip code)

(541) 686-8011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

  Indicate  by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.             YES ☒   NO ☐

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 22, 2002 as reported on the New York Stock Exchange, was approximately $532 million.  Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 22, 2002, the Registrant had 28,771,447 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2002 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

This document consists of 54 pages.  The Exhibit Index appears at page 48 .

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include without limitation those below marked with an asterisk (*).  In addition, the Company may from time to time make oral forward-looking statements through statements that include the words “believes”, “expects”, “anticipates” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under “Factors That May Affect Future Operating Results” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The Company cautions the reader, however, that these factors may not be exhaustive.

ITEM 1.  BUSINESS

Monaco Coach Corporation (the “Company”) is a leading manufacturer of premium Class A motor coaches, Class C motor coaches and towable recreational vehicles.  The Company’s product line consists of thirty-two models of motor coaches and seven models of towables (fifth wheel trailers and travel trailers) under the “Monaco”,  “Holiday Rambler”, “Royale Coach”, “Beaver”, “Safari”, and “McKenzie Towables” brand names.  The Company’s products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $1.0 million for motor coaches and from $20,000 to $65,000 for towables.  Based upon retail registrations in 2001, the Company believes it had a 20.5% share of the market for diesel Class A motor coaches, a 13.7% share of the market for mid-to-high end fifth wheel trailers (units with retail prices above $25,000) and a 23.9% share of the market for mid-to-high end travel trailers (units with retail prices above $20,000).  The Company’s products are sold through an extensive network of 385 dealerships located primarily in the United States and Canada.

The Company is the successor to a company formed in 1968 (the “Predecessor”) and commenced operations on March 5, 1993 by acquiring all the assets and liabilities of its predecessor company (the “Predecessor Acquisition”).  Prior to March 1996, the Company’s product line consisted exclusively of High-Line Class A motor coaches. In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. (“Holiday Rambler”), a manufacturer of a full line of Class A motor coaches and towables (the “Holiday Acquisition”).  Additionally, on August 2, 2001, the Company acquired SMC Corporation (“SMC”), a manufacturer of a full line of Class A motor coaches (the “SMC Acquisition”).  The Company believes that developing relationships with a broad base of first-time buyers, coupled with the Company’s strong emphasis on quality, customer service and design innovation, will foster brand loyalty and increase the likelihood that, over time, more customers will trade-up through the Company’s line of products.  Attracting larger numbers of first-time buyers is important to the Company because of the Company’s belief that many recreational vehicle customers purchase multiple recreational vehicles during their lifetime.

PRODUCTS

The Company currently manufactures thirty-two motor coach and seven towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range.  The Company’s product offerings currently target four product types within the recreational vehicle market: Class A motor coaches, Class C motor coaches, fifth wheel trailers and travel trailers.  The Company does not currently compete in any other product categories of the recreational vehicle industry.  During the  fourth quarter of 2001, the Company introduced two new products, the Cayman, a new low priced edition of the Monaco brand diesel motor coach, and the Neptune, a new low priced edition of the Holiday Rambler brand diesel motor coach.  These products were designed to fill  retail price points previously without a product offering from the Company.

  The following table highlights the Company’s product offerings as of December 29, 2001:

COMPANY MOTOR COACH PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Class A
Royale Coach	$ 600,000-$1.0 million	Monaco
Marquis	$ 450,000-$515,000	Beaver
Signature Series	$ 400,000-$500,000	Monaco
Executive	$ 340,000-$400,000	Monaco
Navigator	$ 315,000-$395,000	Holiday Rambler
Patriot	$ 255,000-$355,000	Beaver
Dynasty	$ 250,000-$325,000	Monaco
Imperial	$ 230,000-$275,000	Holiday Rambler
Contessa	$ 220,000-$245,000	Beaver
Windsor	$ 215,000-$270,000	Monaco
Camelot	$ 185,000-$225,000	Monaco
Zanzibar	$ 185,000-$220,000	Safari
Monterey	$ 185,000-$200,000	Beaver
Scepter	$ 180,000-$225,000	Holiday Rambler
Sahara	$ 165,000-$185,000	Safari
Endeavor-Diesel	$ 155,000-$195,000	Holiday Rambler
Santiam	$ 155,000-$180,000	Beaver
Diplomat	$ 150,000-$195,000	Monaco
Cheetah	$ 140,000-$160,000	Safari
Knight	$ 120,000-$165,000	Monaco
Ambassador	$ 120,000-$165,000	Holiday Rambler
Socialite	$ 120,000-$185,000	Monaco
Cayman	$ 110,000-$130,000	Monaco
Neptune	$ 110,000-$130,000	Holiday Rambler
Endeavor-Gasoline	$ 105,000-$120,000	Holiday Rambler
LaPalma	$ 90,000-$120,000	Monaco
Vacationer	$ 90,000-$115,000	Holiday Rambler
Trek-Gasoline	$ 85,000-$110,000	Safari
Monarch	$ 75,000-$110,000	Monaco
Admiral	$ 75,000-$100,000	Holiday Rambler

Class C
Atlantis	$ 60,000-$75,000	Holiday Rambler
Rogue	$ 60,000-$70,000	Monaco

COMPANY TOWABLE PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Medallion Fifth Wheel	$ 40,000-$65,000	McKenzie
Presidential Fifth Wheel	$ 40,000-$45,000	Holiday Rambler
Presidential Travel Trailer	$ 40,000-$45,000	Holiday Rambler
Lakota Fifth Wheel	$ 30,000-$50,000	McKenzie
Alumascape Fifth Wheel	$ 30,000-$35,000	Holiday Rambler
Alumascape Travel Trailer	$ 20,000-$30,000	Holiday Rambler
Lakota Travel Trailer	$ 20,000-$30,000	McKenzie

In 2001, the average unit wholesale selling prices of the Company’s motor coaches, fifth wheel trailers and travel trailers were approximately $137,500, $30,100 and $23,000, respectively.  The Company’s motor coach products generated 90.3%, 89.6% and 88.8% of total revenues for the fiscal years 2001, 2000 and 1999, respectively.

The Company’s recreational vehicles are designed to offer all the comforts of home within a 215 to 415 square foot area.  Accordingly, the interior of the recreational vehicle is designed to maximize use of available space.  The Company’s products are designed with five general areas, all of which are smoothly integrated to form comfortable and practical mobile accommodations.  The five areas are the living room, kitchen, dining room, bathroom and bedroom.  For each model, the Company offers a variety of interior layouts.

Each of the Company’s recreational vehicles comes fully equipped with a wide range of kitchen and bathroom appliances, audio and visual electronics, communication devices, and other amenities, including couches, dining tables, closets and storage spaces.  All of the Company’s recreational vehicles incorporate products from well-recognized suppliers, including: stereos, CD and cassette players, VCR’s, DVD’s and televisions from Quasar, Bose, Panasonic and Sony; microwave ovens from Sharp, Magic Chef, and General Electric; stoves and ranges from KitchenAid and Modern Maid; engines from Cummins and Caterpillar; transmissions from Allison; and chassis from Ford and Workhorse.  The Company’s high end products offer top-of-the-line amenities, including 25” Sony stereo televisions, GPS systems from Carin, fully automatic DSS (satellite) systems, Corian and Wilsonart solid surface kitchen and bath countertops, imported ceramic tile and leather furniture, and Ralph Lauren and Martha Stewart fabrics.

PRODUCT DESIGN

To address changing consumer preferences, the Company modifies and improves its products each model year and typically redesigns each model every three or four years.  The Company’s designers work with the Company’s marketing, manufacturing and service departments to design a product that is appealing to consumers, practical to manufacture and easy to service.  The designers try to maximize the quality and value of each model at the strategic retail price point for that model.  The marketing and sales staff suggest features or characteristics that they believe could be integrated into the various models to differentiate the Company’s products from those of its competitors.  By working with manufacturing personnel, the Company’s product designers engineer the recreational vehicles so that they can be built efficiently and with high quality.  Service personnel suggest ideas to improve the serviceability and reliability of the Company’s products and give the designers feedback on the Company’s past designs.

The exteriors of the Company’s recreational vehicles are designed to be aesthetically appealing to consumers, aerodynamic in shape for fuel efficiency and practical to manufacture.  The Company has an experienced team of computer-aided design personnel to complete the product design and produce prints from which the products will be manufactured.

The Company expensed $6.2 million, $5.1 million and $4.7 million for research and development in the fiscal years 2001, 2000 and 1999, respectively.

SALES AND MARKETING

DEALERS

The Company expanded its dealer network over the past year from 294 dealerships at the beginning of 2001 to 385 dealerships primarily located in the United States and Canada at December 29, 2001.  Revenue generated from shipments to dealerships located outside the United States were approximately 3.1%, 4.3% and 4.0% of total sales for the fiscal years 2001, 2000 and 1999, respectively.  The Company intends to continue to expand its dealer network, primarily by adding additional motorized dealers to carry the Company’s new lower priced gas and diesel units as well as Safari and Beaver dealers to increase unit sales for these two brands.*  The Company maintains an internal sales organization consisting of 36 account executives who service the Company’s dealer network.

The Company analyzes and selects new dealers on the basis of such criteria as location, marketing ability, sales history, financial strength and the capability of the dealer’s repair services.  The Company provides its dealers with a wide variety of support services, including advertising subsidies and technical training, and offers certain model pricing discounts to dealers who exceed wholesale purchase volume milestones.  The Company’s sales staff is also available to educate dealers about the characteristics and advantages of the Company’s recreational vehicles compared with competing products.  The Company offers dealers geographic exclusivity to carry a particular model.  While the Company’s dealership contracts have renewable one or two-year terms, historically the Company’s dealer turnover rate has been low.

Dealers typically finance their inventory through revolving credit facilities established with asset-based lending institutions, including specialized finance companies and banks.  It is industry practice that such “floor plan” lenders require recreational vehicle manufacturers to agree to repurchase (for a period of 12 to 18 months from the date of the dealer’s purchase) motor coaches and towables previously sold to the dealer in the event the dealer defaults on its financing agreements.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources”, and Note 16 of Notes to the Company’s Consolidated Financial Statements.

ADVERTISING AND PROMOTION

The Company advertises regularly in trade journals and magazines, participates in cooperative advertising programs with its dealers, and produces color brochures depicting its models’ performance features and amenities.  The Company also promotes its products with direct incentive programs to dealer sales personnel linked to sales of particular models.

A critical marketing activity for the Company is its participation in the more than 155 recreational vehicle trade shows and rallies each year.  National trade shows and rallies, which can attract as many as 40,000 attendees, are an integral part of the Company’s marketing process because they enable dealers and potential retail customers to compare and contrast all the products offered by the major recreational vehicle manufacturers.  Setting up attractive display areas at major trade shows to highlight the newest design innovations and product features of its products is critical to the Company’s success in attracting and maintaining its dealer network and in generating enthusiasm at the retail customer level.  The Company also provides complimentary service for minor repairs to its customers at several rallies and trade shows.

The Company attempts to encourage and reinforce customer loyalty through clubs for the owners of its products so that they may share experiences and communicate with each other.  The Company’s clubs currently have more than 30,000 members.  The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company’s new models and obtain maintenance and service guidance.  Attendance at Company-sponsored rallies can be as high as 2,100 recreational vehicles per year.  The Company frequently receives support from its dealers and suppliers to host these rallies.

The Company’s web site also offers an extensive listing of the Company’s models, floor plans, and features, including “virtual tours” of some models.  A dealer locator feature identifies for customers the closest dealers to their location for the model(s) they are interested in purchasing.  The Company’s web site also provides information for upcoming rallies and club functions as well as links to other R.V. Lifestyle web sites of interest to existing or potential customers.

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

The Company offers a warranty to all purchasers of its new vehicles.  The Company’s current warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (five years for the front and sidewall frame structure, and three years for the Magnum chassis).  In addition, customers are protected by the warranties of major component suppliers such as those of Cummins Engine Company, Inc. (“Cummins”) (diesel engines), Caterpillar Inc. (“Caterpillar”) (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation (“Dana”) (axles), Allison Transmission Division of General Motors Corporation (“Allison”) (transmissions), Workhorse (chassis), and Ford Motor Company (“Ford”).  The Company’s warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company’s dealers or authorized service centers.  As of December 29, 2001, the Company had 385 dealerships providing service to owners of the Company’s products.  In addition, owners of the Company’s diesel products have access to the entire Cummins dealer network, which includes over 2,000 repair centers.

The Company operates service centers in Harrisburg, Oregon, Bend, Oregon, Elkhart, Indiana, Leesburg, Florida, and Tampa, Florida.  The Company had approximately 656 employees in customer service at December 29, 2001.  The Company maintains individualized production records and a computerized warranty tracking system which enable the Company’s service personnel to identify problems quickly and to provide individualized customer service.  While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center.  The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company’s customers and to quickly address their technical problems.

   The Company  has expanded its on-line dealer support network to assist its service personnel and dealers in providing better service to the Company’s customers.  Service personnel and dealerships are able to access information relating to specific models and sales orders, file warranty claims and track their status, and view the status of existing parts orders.  The Company’s on-line dealer support network gives  service personnel at dealerships the ability to order parts through an electronic parts catalog.

MANUFACTURING

The Company currently operates motorized manufacturing facilities in Coburg, Oregon, Bend, Oregon, and in Wakarusa, Indiana.  The Company’s towable manufacturing facilities are in Elkhart, Indiana.  The Company also operates its Royale Coach bus conversion facility in Elkhart, Indiana.

The Company’s motor coach production capacity at the end of 2001 was 25 units per day at its Coburg facility, 3 units per day at its Bend Facility,  and 25 units per day at its Wakarusa facility.  The Company believes that this manufacturing capacity will position the Company to take advantage of future growth potential of the Company’s products within the RV market.*  The Company’s current towables production capacity is  25 units per day at its  Elkhart facility.

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

The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 1,000 vendors.  These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle.  The Company attempts to minimize its level of inventory by ordering most parts as it needs them.  Certain key components that require longer purchasing lead times are ordered based on planned needs.  Examples of these components are diesel engines, axles, transmissions, chassis and interior designer fabrics.  The Company has a variety of major suppliers, including Allison, Workhorse, Cummins, Caterpillar, Dana and Ford.   The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them.  To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis and transmissions in stock or available at the suppliers’ facilities and believes that, in an emergency, other suppliers could fill the Company’s needs on an interim basis.*  The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.*  Nevertheless, there can be no assurance that Allison, Ford, or any of the Company’s other suppliers will be able to meet the Company’s future requirements for transmissions, chassis, or other key components.  An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company’s business, results of operations and financial condition.

BACKLOG

The Company’s products are generally manufactured against orders from the Company’s dealers. As of December 29, 2001, the Company’s backlog of orders was $238.2 million, compared to $80.6 million at December 30, 2000.  The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months.  Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.  The Company expects to fill all backlog orders.*

COMPETITION

The market for recreational vehicles is highly competitive.  The Company currently encounters significant competition at each price point for its recreational vehicle products.  The Company believes that the principal competitive factors that affect the market for the Company’s products include product quality, product features, reliability, performance, quality of support and customer service, loyalty of customers, brand recognition and price.  The Company believes that it competes favorably against its competitors with respect to each of these factors.  The Company’s competitors include, among others: Coachmen Industries, Inc., Fleetwood Enterprises, Inc., National R.V. Holdings, Inc., Skyline Corporation, Thor Industries, Inc. and Winnebago Industries, Inc.  Many of the Company’s competitors have significant financial resources and extensive marketing capabilities.  There can be no assurance that either existing or new competitors will not develop products that are superior to or that achieve better consumer acceptance than the Company’s products, or that the Company will continue to remain competitive.

GOVERNMENT REGULATION

The manufacture and operation of recreational vehicles are subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act and safety standards for recreational vehicles and their components that have been promulgated by the Department of Transportation.  These standards permit the National Highway Traffic Safety Administration to require a manufacturer to repair or recall vehicles with safety defects or vehicles that fail to conform to applicable safety standards. Because of its sales in Canada, the Company is also governed by similar laws and regulations promulgated by the Canadian government.  The Company has on occasion voluntarily recalled certain products.  The Company’s operating results could be adversely affected by a major product recall or if warranty claims in any period exceed warranty reserves.

The Company is a member of the Recreation Vehicle Industry Association (the “RVIA”), a voluntary association of recreational vehicle manufacturers and suppliers, which promulgates recreational vehicle safety standards.  Each of the products manufactured by the Company has an RVIA seal affixed to it to certify that such standards have been met.

Many states regulate the sale, transportation and marketing of recreational vehicles.  The Company is also subject to state consumer protection laws and regulations, which in many cases require manufacturers to repurchase or replace chronically malfunctioning recreational vehicles. Some states also legislate additional safety and construction standards for recreational vehicles.

The Company is subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”). The Company’s plants are periodically inspected by federal or state agencies, such as OSHA, concerned with workplace health and safety.

The Company believes that its products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards.*  Amendments to any of the foregoing regulations and the implementation of new regulations could significantly increase the cost of manufacturing, purchasing, operating or selling the Company’s products and could materially and adversely affect the Company’s net sales and operating results.  The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or cessation of operations.

The Company is subject to product liability and warranty claims arising in the ordinary course of business.  To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable.  The Company’s current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $100.1 million for each occurrence and $102.0 million in the aggregate.  There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable.  Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, operating results and financial condition.

Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles.  These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional laws and regulations will be applicable to the Company and its products in the future.  Furthermore, no assurance can be given that any increase in personal income tax rates will not have a material adverse effect on the Company’s business, operating results and financial condition by reducing demand for the Company’s products.

ENVIRONMENTAL REGULATION AND REMEDIATION

REGULATION  The Company’s recreational vehicle manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment and disposal of hazardous materials.  These laws are often revised and made more stringent, and it is likely that future amendments to these laws will impact the Company’s operations.

The Company has submitted applications for “Title V” air permits for all of its existing and new operations.  The air permits have either been issued or are in the process of being issued by the relevant state agency.

The Company does not currently anticipate that any additional air pollution control equipment will be required as a condition of receiving new air permits, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.*

The Company is aware of the forthcoming adoption and implementation of new federal Maximum Achievable Control Technology (“MACT”) regulations.  The Company does not currently anticipate that compliance with the MACT regulations by the Company will require any material capital expenditures at its facilities beyond those which have already been incurred.*  However, the specific content and interpretation of these regulations is uncertain and there can be no assurance that additional capital expenditures will not be required.

While the Company has in the past provided notice to the relevant state agencies that air permit violations have occurred at its facilities, the Company has resolved all such issues with those agencies, and the Company believes that there are no ongoing violations of any of its existing air permits at any of its owned or leased facilities at this time.*  However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

REMEDIATION  The Company is not currently involved in remediation activities at any of its facilities and none are in prospect.  Nevertheless, there can be no assurance that the Company will not discover environmental problems or incur remediation costs in the future.

EMPLOYEES

As of December 29, 2001, the Company had 4,822 employees, including 3,617 in production, 96 in sales, 656 in service and 453 in management and administration.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues.  The Company believes its relations with its employees are good.

DEPENDENCE ON KEY PERSONNEL

The Company’s future prospects depend upon its key management personnel, including Kay L. Toolson, the Company’s Chief Executive Officer and John W. Nepute, the Company’s President.  The loss of one or more of these key management personnel could adversely affect the Company’s business.  The prospects of the Company also depend in part on its ability to attract and retain qualified technical, manufacturing, managerial and marketing personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company as of March 22, 2002:

Name	Age	Position with the Company
Kay L. Toolson	58	Chairman and Chief Executive Officer
John W. Nepute	50	President
Richard E. Bond	48	Senior Vice President, Secretary and Chief Administrative Officer
Martin W. Garriott	46	Vice President and Director of Oregon Manufacturing
Irvin M. Yoder	54	Vice President and Director of Indiana Manufacturing
Patrick F. Carroll	44	Vice President of Product Development
P. Martin Daley	37	Vice President and Chief Financial Officer
Michael P. Snell	33	Vice President of Sales
John B. Healey Jr.	36	Vice President of Corporate Purchasing

Mr. Toolson has served as Chief Executive Officer of the Company and the Predecessor since 1986 and as Chairman of the Company since July 1993.  He served as President of the Company from 1986 to October 2000, except for the periods from October 1995 to January 1997 and August 1998 to September 1999.  From 1973 to 1986, Mr. Toolson held executive positions with two motor coach manufacturers.

Mr. Nepute has served the Company as President since October 2000.  He served as Executive Vice President, Treasurer and Chief Financial Officer from September 1999 to October 2000.  Prior to that and from 1991, he served the Company and the Predecessor in the capacity of Vice President of Finance, Treasurer and Chief Financial Officer.  From January 1988 until January 1991, he served the Predecessor as Controller.

Mr. Bond has served as Senior Vice President, Secretary and Chief Administrative Officer of the Company since September 1999 and as Vice President, Secretary and Chief Administrative Officer beginning in August of 1998.  Prior to that and from February 1997, he served the Company as Vice President, Secretary and General Counsel, having joined the Company in January 1997.  From 1987 to December 1996, he held the position of Vice President, Secretary and General Counsel of Holiday Rambler, and originally joined Holiday Rambler as Vice President and Assistant General Counsel in 1984.

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

Mr. Daley has served as Vice President and Chief Financial Officer since October 2000.  He served as Corporate Controller from March 1996 to October 2000.  Prior to that, he served as the Oregon Controller since joining the Company in November 1994.

Mr. Snell has served as Vice President of Sales since October of 2000, and as Vice President of Monaco Motorized Sales beginning in August 1998.  Prior to that and since joining the Company in October of 1994,  he held different positions in the sales department, including National Sales Manager of Monaco Motorized Sales.

Mr. Healey has served as Vice President of Corporate Purchasing since October of 2000 and as Director of Purchasing for Indiana Operations beginning in August of 1998.  Prior to that and since joining the Company in March of 1991, he held a variety of positions in the purchasing department.

ITEM 2.  PROPERTIES

The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company’s current and planned facilities:

FACILITY	OWNED/ LEASED	APPROXIMATE SQ FOOTAGE	ACTIVITY
Coburg, Oregon	Owned	822,000	Service & Motor Coaches/Chassis prod.
Coburg, Oregon	Leased	38,000	Service
Burns, Oregon	Owned	176,000	Fiberglass components production
Springfield, Oregon	Leased	100,000	Fiberglass components production
Bend, Oregon	Leased	152,800	Service and Motor Coaches production
Harrisburg, Oregon	Owned	274,500	Service and Chassis production
Elkhart, Indiana	Leased	30,000	Bus Conversions production
Wakarusa, Indiana	Owned	1,154,000	Motor Coaches production
Nappanee, Indiana	Owned	130,000	Wood Components production
Elkhart, Indiana	Owned	382,000	Service & Towables/Chassis production
Leesburg, Florida	Owned	22,000	Service
Tampa, Florida	Owned	35,000	Service

The Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future.*  Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company’s foreseeable needs would be available on commercially reasonable terms.*

ITEM 3.  LEGAL PROCEEDINGS

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

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “MNC.” The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock (rounded to the nearest $.01 per share).

	High	Low
2001
First Quarter	$14.49	$10.89
Second Quarter	$22.13	$10.77
Third Quarter	$20.73	$12.10
Fourth Quarter	$22.65	$13.91

2000
First Quarter	$16.67	$10.46
Second Quarter	$12.92	$7.38
Third Quarter	$12.08	$8.17
Fourth Quarter	$12.25	$9.29

As of March 22, 2002, there were approximately 697 holders of record of the Company’s Common Stock.  The high and low closing sales prices listed above have been adjusted to reflect the stock splits approved by the Board on August  6, 2001, May 19, 1999, November 2, 1998 and March 16, 1998.

The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.  The Company’s existing loan agreements limit the payment of dividends on the Common Stock.

The market price of the Company’s Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of new products by the Company or its competitors, general conditions in the recreational vehicle market and other events or factors.  In addition, the stocks of many recreational vehicle companies have experienced price and volume fluctuations which have not necessarily been directly related to the companies’ operating performance, and the market price of the Company’s Common Stock could experience similar fluctuations.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The Consolidated Statements of Income Data set forth below with respect to fiscal years 1999, 2000 and 2001, and the Consolidated Balance Sheet Data at December 30, 2000 and December 29, 2001, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K.  The Consolidated Statements of Income Data set forth below with respect to fiscal years 1997 and 1998 and the Consolidated Balance Sheet Data at January 3, 1998, January 2, 1999, and January 1, 2000 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

The data set forth in the following table should be read in conjunction with, and are qualified in their entirety by, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Five-Year Selected Financial Data

The following table sets forth financial data of Monaco Coach Corporation for the years indicated (in thousands of dollars, except share and per share data and consolidated operating data).

	Fiscal Year
	1997 (1)	1998	1999	2000	2001
Consolidated Statements of Income Data:
Net sales	$441,895	$594,802	$780,815	$901,890	$937,073
Cost of sales	382,367	512,570	658,536	772,240	823,083
Gross profit	59,528	82,232	122,279	129,650	113,990
Selling, general and administrative expenses	36,307	41,571	48,791	59,175	70,687
Amortization of goodwill	594	645	645	645	645
Operating income	22,627	40,016	72,843	69,830	42,658
Other income, net	(468)	(607)	(142)	(182)	(334)
Interest expense	2,379	1,861	1,143	632	2,357
Gain on sale of dealership assets	539	—	—	—	—
Income before provision for income taxes	21,255	38,762	71,842	69,380	40,635
Provision for income taxes	8,819	16,093	28,081	26,859	15,716
Net income	12,436	22,669	43,761	42,521	24,919
Redeemable preferred stock dividends	—	—	—	—	—
Accretion of redeemable preferred stock	(317)	—	—	—	—
Net income attributable to common stock	$12,119	$22,669	$43,761	$42,521	$24,919
Earnings per common share:
Basic	$0.48	$0.81	$1.55	$1.50	$0.87
Diluted	$0.47	$0.79	$1.51	$1.47	$0.85
Weighted average shares outstanding:
Basic	25,298,763	27,987,004	28,213,444	28,377,123	28,531,593
Diluted	26,318,196	28,622,976	29,050,453	28,978,264	29,288,688

Consolidated Operating Data:
Units sold: (2)
Motor coaches	3,347	4,768	6,233	6,632	6,228
Towables	2,397	2,217	3,269	3,377	3,261
Dealerships at end of period	208	263	294	338	385

Consolidated Balance Sheet Data:
Working capital	$10,412	$23,676	$38,888	$69,299	$63,694
Total assets	159,832	190,127	246,727	321,610	427,098
Long-term borrowings, less current portion	11,500	5,400	—	—	30,000
Redeemable preferred stock	—	—	—	—	—
Total stockholders’ equity	74,748	98,193	143,339	186,625	213,130

(1)

Includes the operations of Holiday Rambler and the Holiday World Dealerships from March 4, 1996. The Holiday World Dealerships generated $6.8 million in net sales in 1997, which included the sale of 211 units in 1997, that were either previously owned or not Holiday Rambler units, as well as service revenues. The Company sold seven Holiday World Dealerships in 1996 and the remaining three dealerships in 1997.

(2)	Excludes units sold by the Holiday World Dealerships that were either previously owned or not Holiday Rambler units.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is the successor to a company formed in 1968 (the “Predecessor”) and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor.  The Predecessor’s management and the manufacturing of its High-Line Class A motor coaches were largely unaffected by the Predecessor Acquisition.  However, the Company’s consolidated financial statements for fiscal years 1999, 2000 and 2001 all contain Predecessor Acquisition-related expenses, consisting primarily of the amortization of goodwill.

On March 4, 1996, the Company acquired from Harley-Davidson certain assets of Holiday Rambler (the “Holiday Acquisition”) in exchange for $21.5 million in cash, 65,217 shares of the Company’s Redeemable Preferred Stock (which was subsequently converted into 230,767 shares of the Company’s Common Stock), and the assumption of most of the liabilities of Holiday Rambler.  Concurrently, the Company acquired ten Holiday World Dealerships for $13.0 million, including a $12.0 million subordinated promissory note, and the assumption of certain liabilities.  The Company sold seven Holiday World Dealerships in 1996, retired the $12.0 million note from the proceeds of these sales, and sold the remaining three dealerships in 1997.  The Holiday Acquisition was accounted for using the purchase method of accounting.

Beginning on March 4, 1996, the acquired operations were incorporated into the Company’s consolidated financial statements.  The Company’s consolidated financial statements for the fiscal years 1999, 2000 and 2001 contain expenses related to the Holiday Acquisition, consisting of interest expense, the amortization of debt issuance costs and Holiday Acquisition goodwill.

On August 2, 2001, the Company acquired Safari Motor Coach  (the “SMC Acquisition”) in exchange for $24.3 million in cash including transaction expenses.  The purchase was accounted for using the purchase method of accounting.  The purchase was effected through a tender offer on August 2, 2001, and completed through a back end merger on August 6, 2001, at which time all shares of  SMC Corporation (SMC) were retired.

  Beginning on August 2, 2001, the acquired SMC operations were incorporated into the Company’s consolidated financial statements.  The Company’s consolidated financial statements for the fiscal year 2001 contain expenses related to the SMC Acquisition, consisting of interest expense, and amortization of debt issuance costs.

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

Net sales increased 3.9% from $901.9 million in 2000 to $937.1 million in 2001.  The Company’s overall unit sales were down 5.2% from 10,009 in 2000 to 9,489 units in 2001.  The Company’s units sales were down 6.1% on the motorized side reflecting lower sales during the first half of 2001 which were nearly offset by increases in the latter part of 2001, mostly from the addition of the Safari and Beaver line of products.  Motorized gross sales were up 2.7% reflecting the higher mix of diesel unit sales in 2001.  The Company’s unit sales of towable products in 2001 were down only 3.4% while gross sales were up 8.2% as sales from the towable operations had a shift in the mix from the prior year of fewer travel trailers and more higher priced fifth wheel units.  The Company’s overall average unit selling price increased from $91,800 in 2000 to $99,900 in 2001 reflecting the continuing increases in sales of diesel motor coaches.  The Company’s broad range of product offerings which include several in the less expensive gasoline motor coach market as well as the towable market is expected to keep the overall average selling price under $120,000.*

Gross profit decreased by $15.7 million from $129.7 million in 2000 to $114.0 million in 2001 and gross margin decreased from 14.4% in 2000 to 12.2% in 2001.  The decrease in gross margin in 2001 was due to a combination of factors resulting from competitive pressures in the market.  Through the first half of 2001, the Company found it necessary to offer above normal discounts to maintain sales to dealers.  In addition, throughout 2001, the Company’s efforts to match production with the models that were selling well in the market resulted in production inefficiencies caused by shifting volume among production lines and changing the mix of models produced on those lines, as well as integrating the Safari production into the Coburg facility.  The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $11.5 million from $59.2 million in 2000 to $70.7 million in 2001 and increased as a percentage of sales from 6.6% in 2000 to 7.5% in 2001.  Approximately 42% of the increase was due to retail sales and dealer promotions, as well as show and rally expenses.  The remainder of the increase was from administrative and sales wages and commissions, mostly due to the combining of SMC operations which have historically run higher selling, general, and administrative costs as a percentage of sales than the Company.

Operating income decreased $27.1 million from $69.8 million in 2000 to $42.7 million in 2001.  The Company’s higher level of selling, general, and administrative expense as a percentage of sales combined with the reduction in the Company’s gross margin, resulted in a decrease in operating margin from 7.7% in 2000 to 4.6% in 2001.

Net interest expense increased $1.7 million from $632 thousand in 2000 to $2.4 million in 2001.  This increase was related to increased debt due to higher levels of inventory during the first half of 2001, combined with cash requirements to complete the SMC Acquisition in the third quarter of 2001.  The Company capitalized $192,000 of interest expense in 2000 relating to the construction in Indiana and Florida, and no interest was capitalized in 2001.  The Company’s interest expense included $61,300 in 2000 and $14,000 in 2001 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.  Additionally, interest expense in 2000 included $52,700, from accelerated amortization of debt issuance costs related to the credit facilities.  The Company also paid off its revolving credit facility in the third quarter of 2001 and obtained financing from a consortium of lenders.  See “Liquidity and Capital Resources”.

The Company reported a provision for income taxes of $15.7 million, or an effective tax rate of 38.7%, for 2001, compared to $26.9 million, or an effective tax rate of 38.7% for 2000.

Net income decreased by $17.6 million from $42.5 million in 2000 to $24.9 million in 2001, due to the increase in net sales being offset with a lower operating margin.

2000 COMPARED WITH 1999

Net sales increased 15.5% from $780.8 million in 1999 to $901.9 million in 2000.  The Company’s overall unit sales were up 5.3% from 9,502 in 1999 to 10,009 units in 2000.  The Company’s units sales were up 6.4% on the motorized side reflecting a full year of production in the facilities expanded in third quarter of 1999 in Coburg, Oregon, combined with slightly higher production rates in the other existing motorized facilities in both Coburg, Oregon and Wakarusa, Indiana.  Motorized gross sales were up 17.6% reflecting the shift in sales from the Company’s gas units to diesel unit sales.  The Company’s fiscal year 2000 sales of motorized units were helped by the introduction in late 1999 of one new gas and two new diesel motorized products which accounted for 1,344 of the 6,632 motorized units sold in 2000.  The Company’s 1999 sales of motorized units were helped by the introduction of two new motorized products introduced in 1998 which accounted for 1,643 of the 6,233 motorized units sold in 1999.  The Company’s unit sales of towable products were up 3.3% from 1999 to 2000 as McKenzie towable operations reported strong increases.  The Company’s overall average unit selling price increased from $82,900 in 1999 to $91,800 in 2000 reflecting the strong sales growth of the Company’s higher priced diesel motorized products.

Gross profit increased by $7.4 million from $122.3 million in 1999 to $129.7 million in 2000 and gross margin decreased from 15.7% in 1999 to 14.4% in 2000.  The decrease in gross margin in 2000 was due to a combination of factors resulting from competitive pressures in the market.  In the second half of 2000, the Company found it necessary to offer above normal discounts to maintain sales to dealers.  In addition, in efforts to match production to the models that were selling well in the market, the Company experienced some production inefficiencies resulting from shifting volume among production lines as well as changing the mix of models produced on those lines.

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

Operating income decreased $3.0 million from $72.8 million in 1999 to $69.8 million in 2000.  The Company’s static level of selling, general, and administrative expense as a percentage of sales combined with the reduction in the Company’s gross margin, resulted in a decrease in operating margin to 7.7% in 2000 compared to 9.3% in 1999.  The Company’s operating margin in 1999 was positively affected by the $1.75 million reduction of incentive based compensation accrued for 1998.  Without this benefit, the Company’s operating margin in 1999 would have been 9.1%.

Net interest expense decreased $511,000 from $1.1 million in 1999 to $632,000 in 2000. The Company capitalized $195,000 of interest expense in 1999 relating to the construction in Oregon and $192,000 in 2000 relating to the construction in Indiana.  The Company’s interest expense included $176,000 in 1999 and $61,300 in 2000 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.  Additionally, interest expense in 1999 and 2000 included $639,000 and $52,700, respectively, from accelerated amortization of debt issuance costs related to the credit facilities.  The Company paid off its long term debt of approximately $10 million at the end of the first quarter of 1999 and also reduced the amount of availability on its revolving line of credit.  The Company also paid off its revolving credit facility in the third quarter of 2000 and obtained financing from another lender.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to warranty costs, product liability, and impairment of goodwill.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

WARRANTY COSTS  The Company provides an estimate for accrued warranty costs at the time a product is sold.  This estimate is based on historical average repair costs, as well as other reasonable assumptions as have been deemed appropriate by management.

PRODUCT LIABILITY  The Company provides an estimate for accrued product liability based on current pending cases, as well as for those cases which are incurred but not reported.  This estimate is developed by legal counsel based on professional judgment, as well as historical experience.

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 121.  This estimate involves management comparing historical cash flows from operations to projected future cash flows to determine if goodwill has been impaired.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

ACQUISITION OF SMC CORPORATION    The Company announced on June 25, 2001 that it had agreed with Oregon based motor home manufacturer SMC Corporation (“SMC”) to acquire all of the outstanding shares of SMC pursuant to a cash tender offer at a price of $3.70 per share.  On August 6, the Company had completed it’s purchase of all SMC Corporation shares.  The anticipated benefits of this acquisition may not be achieved unless Monaco successfully integrates SMC into Monaco’s operations.  SMC incurred a net loss from operations of $5.4 million for 2000 and $1.9 million for the first quarter of 2001.  Unless Monaco is able to increase sales or reduce the operating expenses of SMC substantially from historical expense levels, the acquisition could have a material adverse affect on the financial condition and results of operations of Monaco.  The process of integration may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of Monaco’s business.  This may cause an interruption or a loss of momentum in the operating activities of Monaco which in turn would have a material adverse affect on Monaco’s operating results and financial condition.  Moreover, the acquisition involves a number of additional risks, such as the assimilation of the operations and personnel of the acquired business, the incorporation of acquired products into Monaco’s existing product line, adverse short-term effects of reported operating results, the amortization of debt issuance costs, the loss of key employees of SMC as a result of the acquisition, and the difficulty of integrating disparate corporate cultures and presenting a unified corporate image.  Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on Monaco’s operating results and financial condition.

CARRYING VALUES OF INTANGIBLE ASSETS MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS  Goodwill and other intangible assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount may not be recoverable. If the carrying value of our intangible assets exceeds the expected undiscounted future cash flows, a loss would be recognized to the extent the carrying amount of assets exceeds their fair values. This loss may negatively impact our results of operation.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS  The Company’s net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company’s overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company’s products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter. Demand in the overall recreational vehicle industry generally declines during the winter months, while sales and revenues are generally higher during the spring and summer months. With the broader range of recreational vehicles now offered by the Company, seasonal factors could have a significant impact on the Company’s operating results in the future. In addition, unusually severe weather conditions in certain markets could delay the timing of shipments from one quarter to another.

CYCLICALITY AND ECONOMIC SLOWDOWN  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Unit sales of recreational vehicles (excluding conversion vehicles) reached a peak of approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996.  The industry peaked again in 1999 at approximately 321,000 units and began declining thereafter as unit sales in 2000 and 2001 were approximately 300,000 and 257,000, respectively. Furthermore, the Company offers a broad range of recreational vehicle products and is susceptible to the cyclicality inherent in the recreational vehicle industry. Factors affecting cyclicality in the recreational vehicle industry include fuel availability and fuel prices, prevailing interest rates, the level of discretionary spending, the availability of credit and overall consumer confidence.  In particular, the decline in consumer confidence and/or a slowing of the overall economy has had a material adverse effect on the recreational vehicle market.  An extended continuance of these conditions could have a material adverse effect on the Company’s business, results of operations and financial condition.

MANAGEMENT OF GROWTH  Over the past several years the Company has experienced significant growth in the number of its employees and the scope of its business. This growth has resulted in the addition of new management personnel and increased responsibilities for existing management personnel, and has placed added pressure on the Company’s operating, financial and management information systems. While management believes it has been successful in managing this expansion, there can be no assurance that the Company will not encounter problems in the future associated with the continued growth of the Company.  Failure to adequately support and manage the growth of its business could have a material adverse effect on the Company’s business, results of operations and financial condition.

MANUFACTURING EXPANSION  The Company has significantly increased its manufacturing capacity over the last few years. The integration of the Company’s facilities and the expansion of the Company’s manufacturing operations involve a number of risks including unexpected building and production difficulties. In the past, the Company experienced startup inefficiencies in manufacturing a new model and also has experienced difficulty in increasing production rates at a plant. There can be no assurance that the Company will successfully integrate its manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company’s operating results could be materially and adversely affected if sales of the Company’s products do not increase at a rate sufficient to offset the Company’s increased expense levels resulting from this expansion.

The setup of new models and scale-up of production facilities involve various risks and uncertainties, including timely performance of a large number of contractors, subcontractors, suppliers and various government agencies that regulate and license construction, each of which is beyond the control of the Company. The setup of production for new models involves risks and costs associated with the development and acquisition of new production lines, molds and other machinery, the training of employees, and compliance with environmental, health and safety and other regulatory requirements. The inability of the Company to complete the scale-up of its facilities and to commence full-scale commercial  production in a timely manner could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company may from time to time experience lower than anticipated yields or production constraints that may adversely affect its ability to satisfy customer orders. Any prolonged inability to satisfy customer demand could have a material adverse effect on the Company’s business, results of operations and financial condition.

CONCENTRATION OF SALES TO CERTAIN DEALERS  Although the Company’s products were offered by 385 dealerships located primarily in the United States and Canada at the end of 2001, a significant percentage of the Company’s sales have been and will continue to be concentrated among a relatively small number of independent dealers.   Sales to Lazy Days RV Center, Inc. accounted for 12.1% of the Company’s sales in 2000 and 11.7% in 2001.  The Company’s 10 largest dealers, including Lazy Days RV Center, Inc., accounted for a combined 36.0% of sales in 2000 and 39.0% in 2001.  The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Business—Sales and Marketing.”

POTENTIAL LIABILITY UNDER REPURCHASE AGREEMENTS  As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer’s inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company’s financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $366.8 million as of December 29, 2001, with approximately

7.4% concentrated with one dealer. See “Liquidity and Capital Resources” and Note 16 of Notes to the Company’s Consolidated Financial Statements.

AVAILABILITY AND COST OF FUEL  An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could have a material adverse effect on the Company’s business, results of operations and financial condition. Diesel fuel and gasoline have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of diesel fuel or gasoline will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on diesel fuel or gasoline, will not significantly increase in the future, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

DEPENDENCE ON CERTAIN SUPPLIERS  A number of important components for certain of the Company’s products are purchased from single or limited sources, including its turbo diesel engines (Cummins and Caterpillar), substantially all of its transmissions (Allison), axles (Dana) for all diesel motor coaches and chassis (Workhorse and Ford) for certain of its motor home products.  The Company has no long term supply contracts with these suppliers or their distributors, and there can be no assurance that these suppliers will be able to meet the Company’s future requirements for these components. In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford put one of its gasoline powered chassis on allocation. The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.* Nevertheless, there can be no assurance that Allison, Ford, or any of the Company’s other suppliers will be able to meet the Company’s future requirements for transmissions, chassis or other key components.  An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company’s business, results of operations and financial condition.   See “Business — Changes.”

NEW PRODUCT INTRODUCTIONS  The Company believes that the introduction of new features and new models will be critical to its future success. Delays in the introduction of new models or product features or a lack of market acceptance of new models or features and/or quality problems with new models or features could have a material adverse effect on the Company’s business, results of operations and financial condition. For example, unexpected costs associated with model changes have adversely affected the Company’s gross margin in the past. Future product introductions could divert revenues from existing models and adversely affect the Company’s business, results of operations and financial condition.

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

RISKS OF LITIGATION  The Company is subject to litigation arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry.  Although the Company does not believe that the outcome of any pending litigation, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company, due to the inherent uncertainties associated with litigation there can be no assurance in this regard.*

To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company’s current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $100.1 million for each occurrence and $102.0  million in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, results of operations and financial condition.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES, DELAYING PRODUCT DEVELOPMENT AND MANUFACTURING  Our success depends upon attracting and retaining highly skilled professionals. A number of our employees are highly skilled engineers and other technical professionals, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the industry.

FLUCTUATIONS IN QUARTERLY PERFORMANCE CAN RESULT IN INCREASES IN OUR INVENTORY AND RELATED CARRYING COSTS, CAN DIMINISH OUR OPERATING RESULTS AND CASH FLOW AND CAN RESULT IN A LOWER STOCK PRICE In the past three fiscal years, our sales volumes have not fluctuated more than 10% quarter to quarter. This quarter to quarter variation is not seasonal or predictable. We attempt to accurately forecast orders for our products and commence purchasing and manufacturing prior to the receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing and rate of orders. This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results and cash flow for any given quarter. In addition, our quarterly operating results are affected by competitive pricing, announcements regarding new product developments and cyclical conditions in the industry. Accordingly, we may experience wide quarterly fluctuations in our operating performance and profitability, which may adversely affect our stock price even if our year to year performance is more stable, which it also may not be. In addition, many of our products require significant manufacturing time, making it difficult to increase production on short notice. If we are unable to satisfy  unexpected customer orders, our business and customer relationships could suffer.

 CARRYING VALUES OF INVENTORIES OF OUR PRODUCTS AND COMPONENTS THEREFORE MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS  To be competitive in some of our markets, we will occasionally be required to build up inventories of certain products in anticipation of future orders. There can be no assurance that we will not experience problems of obsolete, excess or slow-moving inventory if we are not able to properly balance inventories against the prospect of future orders, and our operations may be adversely affected by inventory write-downs.

OUR PRODUCTS COULD FAIL TO PERFORM ACCORDING TO SPECIFICATION OR PROVE TO BE UNRELIABLE, CAUSING DAMAGE TO OUR CUSTOMER RELATIONSHIPS AND INDUSTRY REPUTATION AND RESULTING IN LOSS OF SALES  Our customers require demanding specifications for product performance and reliability. Because our products are complex and often use state-of-the-art components, processes and techniques, undetected errors and design flaws may occur. Product defects result in higher product service and warranty and replacement costs and may cause serious damage to our customer relationships and industry reputation, all of which will negatively impact our sales and business.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During 2001, the Company had cash flows of $21.0 million from operating activities.  The Company generated $32.5 million from net income and non-cash expenses such as depreciation and amortization, which was partially offset by a net increase in the Company’s working capital accounts, as adjusted by the working capital accounts from the SMC Acquisition, excluding the Company's current bank debt.  Accounts receivable, adjusted for $1.7 million from SMC, increased $13.2 million due to a higher number of shipments of product the final week of the quarter.  Inventories, adjusted for $25.4 million related to SMC, decreased by $12.7 million, reflecting the results of the Company’s plan to reduce finished goods levels from the prior year.  Accounts payable, adjusted for $24.1 million from SMC, decreased by $10.3 million.  Accrued liabilities, after adding $34.1 million from SMC, decreased by $5.7 million.  While current demand for the Company’s products remains strong, a significant decrease could result in negative cash flows from operations.

During the third quarter of 2001, the Company paid off its revolving line of credit and obtained a new line of credit with a consortium of lenders.  The Company’s new permanent credit facility consists of a revolving line of credit of up to $70.0 million (the “Revolving Loan”) and a term note of $40.0 million (the “Term Loan”).  At the election of the Company, the Revolving Loan and Term Loan bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the

Company’s leverage ratio.  The Revolving loan is due and payable in full on September 30, 2004, while the Term Loan is due and payable in full on September 28, 2005 and both require monthly interest payments.  The balance outstanding under the Revolving Loan at December 29, 2001 was $26.0 million and the balance on the Term Loan was $40.0 million.  The Revolving Loan and Term Loan are collateralized by all the assets of the Company and include various restrictions and financial covenants.  The Company was in compliance with the debt covenants at December 29, 2001.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables.  The Company’s dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below.  At December 29, 2001, the Company had working capital of approximately $63.7 million, a decrease of $5.6 million from working capital of $69.3 million at December 30, 2000.  The Company has been using short-term credit facilities and cash flow to finance its construction of facilities and other capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $10.2 million in 2001, primarily for completing the Company’s warranty and service center projects.  In the fiscal year 2001, the Company also spent about $4 to $5 million on routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.  The Company is expecting capital expenditures in 2002 to be approximately $12 to $15 million, which includes minor modifications to existing manufacturing facilities.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period.  At December 29, 2001, approximately $366.8 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 7.44% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

	PAYMENTS DUE BY PERIOD

Contractual Obligations	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
	(in thousands)
Long-term debt (1)	$10,000	$30,000	$0	$0	$40,000
Operating Leases (2)	2,938	3,539	1,350	4,333	12,160
Total Contractual Cash Obligations	$12,938	$33,539	$1,350	$4,333	$52,160

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments	1 year or less		1 to 3 years		4 to 5 years	Thereafter	Total
	(in thousands)
Lines of Credit (3)	$0		$70,000		0	0	$70,000
Guarantees	11,200	(4)	16,039	(2)	0	0	27,239
Repurchase Obligations (5)	0		366,800		0	0	366,800
Total Commitments	$11,200		$452,839		0	0	$464,039

(1)	See Note 7 to the financials.
(2)	See Note 11 to the financials.
(3)	See Note 6 to the financials. The amount listed represents available borrowings on the line of credit at December 29, 2001.
(4)	See Note 16 to the financials.
(5)	Reflects obligations under manufacturer repurchase commitments. See Note 16 to the financials.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”.  The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on  the amortization period of intangible assets that have finite lives.

The Company will adopt the provisions of SFAS 142 in its first quarter of 2002. The Company is preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that it will no longer record $645,000 of annual amortization expense relating to its existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.  The Company is in the process of assessing the impact of SFAS 142 on the financial statements.

In June 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations.  FASB Statement No. 143 is effective for the fiscal years beginning after June 15, 2002.  FASB Statement No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The impact of this pronouncement on the Company’s financial statements is not expected to be material.

In August 2001, FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FASB Statement No. 144 is effective for the fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. FASB Statement No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, accordingly two accounting models existed for long-lived assets to be disposed of.  FASB Statement No. 144, establishes a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of by sale. In addition, FASB Statement No. 144 resolves significant implementation issues related to Statement No. 121.  The Company is in the process of assessing the impact of SFAS 144 on the financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Monaco Coach Corporation—Consolidated Financial Statements:
Report of Independent Accountants
Consolidated Balance Sheets as of December 30, 2000 and December 29, 2001
Consolidated Statements of Income for the Fiscal Years Ended January 1, 2000, December 30, 2000 and December 29, 2001

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 1, 2000, December 30, 2000 and December 29, 2001

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1, 2000, December 30, 2000 and December 29, 2001

Notes to Consolidated Financial Statements

Schedule Included in Item 14(a):
II Valuation and Qualifying Accounts

Report of Independent Accountants

To the Stockholders and Board of Directors of Monaco Coach Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity, and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Monaco Coach Corporation and Subsidiaries (the Company) at December 30, 2000 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

January 26, 2002

MONACO COACH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

	December 30, 2000	December 29, 2001
ASSETS
Current assets:
Trade receivables, net of $164 and $541, respectively	$67,998	$82,885
Inventories	114,397	127,075
Prepaid expenses	1,046	2,063
Deferred income taxes	13,197	27,327
Total current assets	196,638	239,350

Notes receivable	2,800	8,157
Property, plant and equipment, net	103,590	122,795
Debt issuance costs, net of accumulated amortization of $75		940
Goodwill, net of accumulated amortization of $4,675 and $5,320, respectively	18,582	55,856

Total assets	$321,610	$427,098

LIABILITIES
Current liabilities:
Book overdraft	$15,178	$5,889
Line of credit	20,585	26,004
Current portion of long-term note payable		10,000
Accounts payable	53,098	66,859
Accrued expenses and other liabilities	38,478	66,904
Total current liabilities	127,339	175,656

Long-term note payable		30,000
Deferred income taxes	7,646	8,312
	134,985	213,968

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 18,952,107 and 28,632,774 issued and outstanding, respectively	190	286
Additional paid-in capital	47,032	48,522
Retained earnings	139,403	164,322
Total stockholders’ equity	186,625	213,130
Total liabilities and stockholders’ equity	$321,610	$427,098

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

 CONSOLIDATED STATEMENTS OF INCOME

for the years ended January 1, 2000, December 30, 2000 and December 29, 2001

(in thousands of dollars, except share and per share data)

	1999	2000	2001

Net sales	$780,815	$901,890	$937,073
Cost of sales	658,536	772,240	823,083
Gross profit	122,279	129,650	113,990

Selling, general and administrative expenses	48,791	59,175	70,687
Amortization of goodwill	645	645	645
Operating income	72,843	69,830	42,658

Other income, net	142	182	334
Interest expense	(1,143)	(632)	(2,357)
Income before income taxes	71,842	69,380	40,635

Provision for income taxes	28,081	26,859	15,716

Net income	$43,761	$42,521	$24,919

Earnings per common share:
Basic	$1.55	$1.50	$.87
Diluted	$1.51	$1.47	$.85

Weighted average common shares outstanding:
Basic	28,213,445	28,377,123	28,531,593
Diluted	29,050,454	28,978,265	29,288,688

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended January 1, 2000, December 30, 2000 and December 29, 2001

(in thousands of dollars, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount

Balances, January 2, 1999	12,481,095	$125	$44,947	$53,121	$98,193
Issuance of common stock	116,311	1	956		957
Tax benefit of stock options exercised			428		428
Stock splits	6,273,678	63	(63)		0
Net income				43,761	43,761
Balances, January 1, 2000	18,871,084	189	46,268	96,882	143,339
Issuance of common stock	81,023	1	727		728
Tax benefit of stock options exercised			37		37
Net income				42,521	42,521
Balances, December 30, 2000	18,952,107	190	47,032	139,403	186,625
Issuance of common stock	161,848	1	1,115		1,116
Tax benefit of stock options exercised			470		470
Stock splits	9,518,819	95	(95)		0
Net income				24,919	24,919
Balances, December 29, 2001	28,632,774	$286	$48,522	$164,322	$213,130

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended January 1, 2000, December 30, 2000 and December 29, 2001

(in thousands of dollars)

	1999	2000	2001
Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$43,761	$42,521	$24,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,904	6,359	7,543
Gain on disposal of equipment			(74)
Deferred income taxes	(1,491)	3,609	6,005
Change in assets and liabilities:
Trade receivables, net	(465)	(31,460)	(13,154)
Inventories	(28,030)	(26,801)	12,682
Prepaid expenses	(179)	(724)	(903)
Accounts payable	8,414	16,186	(10,318)
Income taxes payable	(2,743)	(1,406)	0
Accrued expenses and other liabilities	6,990	(1,931)	(5,720)
Net cash provided by operating activities	32,161	6,353	20,980
Cash flows from investing activities:
Additions to property, plant and equipment	(32,228)	(19,750)	(10,210)
Proceeds from sale of assets			106
Collections on notes receivable	910
Payment for business acquisition			(24,320)
Issuance of notes receivable		(2,800)	(5,357)
Net cash used in investing activities	(31,318)	(22,550)	(39,781)
Cash flows from financing activities:
Book overdraft	1,959	2,700	(10,840)
Borrowings (payments) on line of credit, net	6,213	12,732	(10,930)
(Payments) borrowings on long-term notes payable	(10,400)		40,000
Issuance of common stock	1,385	765	1,586
Debt issuance costs			(1,015)
Net cash (used in) provided by financing activities	(843)	16,197	18,801
Net change in cash	0	0	0
Cash at beginning of period	0	0	0
Cash at end of period	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Monaco Coach Corporation and its subsidiaries (the “Company”) manufacture premium motor coaches, bus conversions and towable recreational vehicles at manufacturing facilities in Oregon and Indiana.  These products are sold primarily to independent dealers throughout the United States and Canada.

Pursuant to  Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” effective for fiscal years beginning after December 31, 1997, the Company has determined that it has a single reportable operating segment consisting of the design, manufacture, and sale (wholesale) of recreational vehicles including motor coaches and towable fifth wheel and travel trailers.  These product lines have similar economic characteristics and are similar in the nature of products, manufacturing processes, customer characteristics, and distribution methods.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.

Fiscal Period

The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31.  Interim periods also end on the Saturday closest to the calendar quarter end.  For 1999, 2000, and 2001, all fiscal periods were 52 weeks long.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Stock Splits

On August 6, 2001, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on the Company’s Common stock.  Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.  Share amounts presented in the Consolidated Statement of Stockholders’ Equity reflect the actual share amounts outstanding for each period presented.

Estimates and Industry Factors

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of Credit Risk - The Company distributes its products through an independent dealer network for recreational vehicles.  Sales to one customer were approximately 10%, 12%, and 12% of net revenues for the fiscal years ended January 1, 2000, December 30, 2000, and December 29, 2001, respectively.  No other individual dealers represented over 10% of net revenues in 1999, 2000, or 2001.  The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company’s business, results of operations and financial results.

Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 16), primarily for the Company’s largest dealers.  The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

Reliance on Key Suppliers - The Company’s production strategy relies on certain key suppliers’ ability to deliver subassemblies and component parts in time to meet manufacturing schedules.  The Company has a variety of key suppliers, including Allison, Workhorse, Cummins, Dana, and Ford.  The Company does not have any long-term contracts with these suppliers or their distributors.  In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford put one of its gasoline powered chassis on allocation.  In light of these dependencies, it is possible that failure of Allison, Ford or any of the other suppliers to meet the Company’s future requirements for transmissions, chassis or other key components could have a material near-term impact on the Company’s business, results of operations and financial condition.

Warranty Claims - Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure, and three years on Magnum chassis).  These estimates are based on historical average repair costs, as well as other reasonable assumptions as have been deemed appropriate by management.

Litigation Claims - Estimated litigation costs are provided for at the time of sale of products, or at the time a determination is made that an estimable loss has occurred.  These estimates are developed by legal counsel based on professional judgment, as well as historical experience.

Inventories

Inventories consist of raw materials, work-in-process and finished recreational vehicles and are stated at the lower of cost (first-in, first-out) or market.  Cost of work-in-process and finished recreational vehicles includes material, labor and manufacturing overhead costs.

Property, Plant and Equipment

Property, plant and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization.  Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction.  Capitalized interest was $195,000 in 1999, $192,000 in 2000, and zero in 2001.  Maintenance and repairs are charged to expense as incurred.  Replacements and renewals are capitalized.  When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Goodwill and Debt Issuance Costs

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired.  The Company is the successor to a company formed in 1968 (the “Predecessor”) and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor.  The goodwill arising from the acquisition of the assets and operations of the Company’s Predecessor in March 1993 has been amortized on a straight-line basis over 40 years and, at December 29, 2001, the unamortized amount was $16.1 million.  In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. (“Holiday Rambler”).  The goodwill arising from the acquisition of Holiday Rambler has been amortized on a straight-line basis over 20 years and, at December 29, 2001, the unamortized amount was $1.8 million.  The Company also recorded $37.9 million of goodwill associated with the August 2, 2001 acquisition of SMC Corporation (SMC).  For the fiscal year ended December 29, 2001, in accordance with the Financial Accounting Standards Board (FASB) Statement No. 142, “Accounting for Goodwill and Other Intangible Assets”, no amortization of goodwill associated with the acquisition of SMC has been recorded.

At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill.  The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.  As of December 29, 2001, in accordance with FASB Statement No. 121, management has determined that there has been no impairment of goodwill requiring a write down.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.  SAB No. 101 provides guidance for revenue recognition under certain circumstances.  The Company has complied with the guidance provided by SAB No. 101 for the fiscal years 1999, 2000 and 2001.

Advertising Costs

The Company expenses advertising costs as incurred, except for prepaid show costs which are expensed when the event takes place.  During 2001, approximately $10.1 million ($6.4 million in 1999 and $7.8 million in 2000) of advertising costs were expensed.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $6.2 million for 2001 ($4.7 million in 1999 and $5.1 million for 2000).

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”.  The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on  the amortization period of intangible assets that have finite lives.

The Company will adopt the provisions of SFAS 142 in its first quarter of 2002. The Company is preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that it will no longer record $645,000 of annual amortization expense relating to its existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.  The Company is in the process of assessing the impact of SFAS 142 on the financial statements.

In June 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations.  FASB Statement No. 143 is effective for the fiscal years beginning after June 15, 2002.  FASB Statement No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The impact of this pronouncement on the Company’s financial statements is not expected to be material.

In August 2001, FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FASB Statement No. 144 is effective for the fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. FASB Statement No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, accordingly two accounting models existed for long-lived assets to be disposed of.  FASB Statement No. 144, establishes a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of by sale. In addition, FASB Statement No. 144 resolves significant implementation issues related to Statement No. 121.  The Company is in the process of assessing the impact of SFAS 144 on the financial statements.

Supplemental Cash Flow Disclosures:

	1999	2000	2001
	(in thousands)
Cash paid during the period for:
Interest, net of amount capitalized of $195 in 1999, $192 in 2000 and $0 in 2001	$1,131	$632	$2,206
Income taxes	30,823	28,226	16,231

2.     ACQUISITION OF SMC CORPORATION:

The Company announced on June 25, 2001 that it had reached an agreement with Oregon based motor home manufacturer SMC Corporation (“SMC”) to acquire all of the outstanding shares of SMC pursuant to a cash tender offer at a price of $3.70 per share.  On August 6, 2001, the Company completed the back-end merger, and owned 100% of the shares.

The cash paid for SMC, including transaction costs of $3,062,000, totaled $24,320,000.  The total assets acquired and liabilities assumed of SMC based on estimated fair values at August 6, 2001, is as follows:

(in thousands)
Receivables	$1,733
Inventories	25,360
Deferred tax asset	19,469
Property and equipment	15,850
Prepaids and other assets	114
Goodwill	37,919
Total assets acquired	100,445

Book overdraft	(1,551)
Notes payable	(16,349)
Accounts payable	(24,079)
Accrued liabilities	(34,146)
Total liabilities assumed	(76,125)

Total assets acquired and liabilities assumed	$24,320

The allocation of the purchase price and the related goodwill is subject to adjustment upon resolution of pre-SMC Acquisition contingencies.  The effects of resolution of pre-SMC Acquisition contingencies occurring: (i) within one year of the acquisition date will be reflected as an adjustment of the allocation of the purchase price and of goodwill, and (ii) after one year they will be recognized in the determination of net income.

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

	2000	2001
	(in thousands, except per share data)
Net sales	$1,093,000	$1,015,000
Net income	36,000	14,000

Diluted earnings per common share	$1.25	$0.48

3.  INVENTORIES:

                Inventories consist of the following:

	December 30, 2001	December 29, 2000

	(in thousands)
Raw materials	$45,187	$53,160
Work-in-process	31,739	44,436
Finished units	37,471	29,479
	$114,397	$127,075

4.  PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment consist of the following:

	December 30, 2001	December 29, 2000

	(in thousands)
Land	$6,687	$11,999
Buildings	83,564	99,333
Equipment	20,559	22,838
Furniture and fixtures	6,644	9,479
Vehicles	1,232	1,571
Leasehold improvements	854	1,472
Construction in progress	3,504	2,376
	123,044	149,068
Less accumulated depreciation and amortization	19,454	26,273
	$103,590	$122,795

5.  ACCRUED EXPENSES AND OTHER LIABILITIES:

	December 30, 2001	December 29, 2000

	(in thousands)
Payroll, vacation and related accruals	$11,371	$12,580
Payroll and property taxes	1,491	1,172
Reserve for warranty claims	15,479	29,721
Reserve for product liability claims	6,391	17,597
Promotional and advertising	1,271	1,345
Other	2,475	4,489
	$38,478	$66,904

 6.    LINE OF CREDIT:

During the third quarter of 2001, the Company obtained a new credit facility from a consortium of lenders.  The Company’s new permanent credit facility consists of a revolving line of credit of up to $70.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at variable rates based on the Prime Rate or LIBOR.  The Revolving Loan is due and payable in full on September 30, 2004, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at December 29, 2001 was $26.0 million.  The Revolving Loan is collateralized by all of the assets of the Company, and include various restrictions and financial covenants.

The weighted average interest rate on the outstanding borrowings under the revolving line of credit was 8.9% and 5.8% for 2000 and 2001, respectively.  Interest expense on the unused available portion of the line was $44,000 or 0.4% and $85,000 or 0.2% of weighted average outstanding borrowings for 2000 and 2001, respectively.  The revolving line of credit is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio and tangible net worth.  As of December 29, 2001, the Company was in compliance with these covenants.

7.     LONG-TERM NOTE PAYABLE:

The Company has a long-term note payable of $40 million outstanding at December 29, 2001.  The term note bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term note requires monthly interest payments and quarterly principal payments and is collateralized by all the assets of the Company.  The term note is due and payable in full on September 28, 2005.  As of December 29, 2001, the interest rate on the term debt was 3.94%.

The following table displays the scheduled principal payments by year that will be due on the term loan.

Year	Amount of payment due
2002	$10,000
2003	$12,500
2004	$10,000
2005	$7,500
$40,000

8.    PREFERRED STOCK:

The Company has authorized “blank check” preferred stock (1,934,783 shares authorized, $.01 par value) (“Preferred Stock”), which may be issued from time to time in one or more series upon authorization by the Company’s Board of Directors.  The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of the Preferred Stock.  There were no shares of Preferred Stock outstanding as of December 30, 2000 or December 29, 2001.

9.    INCOME TAXES:

The provision for income taxes is as follows:

	1999	2000	2001
	(in thousands)
Current:
Federal	$24,439	$19,120	$8,262
State	5,133	4,130	1,606
	29,572	23,250	9,868
Deferred:
Federal	(1,222)	2,945	4,880
State	(269)	664	968
Provision for income taxes	$28,081	$26,859	$15,716

The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	1999	2000	2001
	(in thousands)
Expected U.S. federal income taxes at statutory rates	$25,145	$24,283	$14,222
State and local income taxes, net of federal benefit	3,162	3,116	1,673
Other	(226)	(540)	(179)
	$28,081	$26,859	$15,716

The components of the current net deferred tax asset and long-term net deferred tax liability are:

	December 30, 2000	December 29, 2001
Current deferred income tax assets:
Warranty liability	$6,121	$11,909
Product liability	2,527	6,376
Inventory reserves	1,853	3,144
Payroll and related accruals	958	1,911
Other accruals	1,738	3,987
	$13,197	$27,327
Long-term deferred income tax liabilities:
Depreciation	$5,197	$8,741
Amortization	2,449	2,846
Net operating loss (NOL) carryforward	0	(6,070)
Valuation allowance on NOL carryforward	0	2,795
	$7,646	$8,312

Management believes that the temporary differences which gave rise to the deferred income tax assets will be realized in the foreseeable future, except for benefits arising from the NOL carryforward associated with the SMC Acquisition.  Accordingly, management has provided a valuation allowance for the portion of the NOL carryforward that may not be fully recognized.

10.   EARNINGS PER SHARE:

Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator.  Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator.  The weighted average number of common shares used in the computation of earnings per common share for the years ended January 1, 2000, December 30, 2000, and December 29, 2001 are as follows:

	1999	2000	2001
Basic
Issued and outstanding shares (weighted average)	28,213,445	28,377,123	28,531,593

Effect of Dilutive Securities
Stock options	837,009	601,142	757,095

Diluted	29,050,454	28,978,265	29,288,688

11.     LEASES:

The Company has commitments under certain noncancelable operating leases.   Total rental expense for the fiscal years ended January 1, 2000, December 30, 2000, and December 29, 2001 related to operating leases amounted to approximately $1.0 million, $2.4 million and $2.8 million, respectively.  The Company's most significant lease is a two-year operating lease for an aircraft with annual renewals for up to three additional years.  The future minimum rental commitments under the initial term of this lease are $1.4 million in both 2002 and 2003.  In addition, if the Company chooses the return option at the end of the initial lease term in February of 2004, the Company has guaranteed up to $16 million of any deficiency in the event that the Lessor's net sales proceeds of the aircraft are less than $18.5 million.

Approximate future minimum rental commitments under these leases at December 29, 2001 are summarized as follows:

Fiscal Year	(in thousands	)
2002	2,938
2003	2,182
2004	682
2005	675
2006	675
2007 and thereafter	5,008

12.    BONUS PLAN:

The Company has a discretionary bonus plan for certain key employees.  Bonus expense included in selling, general and administrative expenses for the years ended January 1, 2000, December 30, 2000, and December 29, 2001 was $8.0 million, $9.0 million and $6.1 million, respectively.

13.    STOCK OPTION PLANS:

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a  Non-employee Director Stock Option Plan (the “Director Plan”) - 1993, and an Incentive Stock Option Plan (the “Option Plan”) - 1993:

Stock Purchase Plan

The Company’s Purchase Plan qualifies under Section 423 of the Internal Revenue Code.  The Company has reserved 683,087 shares of Common Stock for issuance under the Purchase Plan.  During the years ended December 30, 2000 and December 29, 2001, 52,725 shares and 64,643 shares, respectively, were purchased under the Purchase Plan.  The weighted-average fair value of purchase rights granted in 2000 and 2001 was $9.57 and $8.74, respectively.  Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

The Purchase Plan is administered by a committee appointed by the Board.  Any employee who is customarily employed for at least 20 hours per week and more than five months in a calendar year by the Company, or by any majority-owned subsidiary designated from time to time by the Board, and who does not own 5% or more of the total combined voting power or value of all classes of the Company’s outstanding capital stock, is eligible to participate in the Purchase Plan.

Directors’ Option Plan

Each non-employee director of the Company is entitled to participate in the Company’s “Director Plan”.  The Board of Directors and the stockholders have authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan.  Under the terms of  the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the “Initial Option”) on the later of the effective date of the Company’s initial public offering or the date on which the optionee first becomes a director of the Company.  Thereafter, each optionee is automatically granted an additional option to purchase 3,500 shares of Common Stock (a “Subsequent Option”) on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months.  Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant.  Each Subsequent Option vests in full on the fifth anniversary of its date of grant.  The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the New York Stock Exchange on the date of grant.  As of December 29, 2001, 24,300 options had been exercised, and options to purchase 135,750 shares of common stock were outstanding.

Option Plan

The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and for the grant to employees and consultants of the Company of nonstatutory stock options.  A total of 2,657,813 shares of Common Stock have been reserved for issuance under the Option Plan.  As of December 29, 2001, options to purchase 1,235,023 shares of Common Stock were outstanding.  These options vest ratably over five years commencing with the date of grant.

The exercise price of all incentive stock options granted under the Option Plan must be at least equal to the fair market value of a share of the Company’s Common Stock on the date of grant.  With respect to any participant possessing more than 10% of the voting power of the Company’s outstanding capital stock, the exercise price of any option granted must equal at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years.  The terms of all other options granted under the Option Plan may not exceed ten years.

Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at January 2, 1999	1,172,317	$3.99
Granted	232,727	10.44
Exercised	(186,398)	3.48
Forfeited	(4,458)	5.62
Outstanding at January 1, 2000	1,214,188	5.99
Granted	206,851	12.43
Exercised	(68,810)	3.25
Forfeited	(14,661)	7.93
Outstanding at December 30, 2000	1,337,568	6.48
Granted	218,401	12.42
Exercised	(140,163)	3.95
Forfeited	(45,033)	8.21
Outstanding at December 29, 2001	1,370,773	$7.62

For various price ranges, weighted average characteristics of all outstanding stock options at December 29, 2001 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Life (years)	Weighted- Average Price	Shares	Weighted- Average Price
$1.62	94,786	1.2	$0.65	94,786	$0.65
$1.63 - 3.25	268,286	3.3	2.81	268,286	2.81
$3.26 - 4.88	155,909	5.1	3.59	102,236	3.52
$6.50 - 8.13	230,263	6.3	7.73	123,729	7.74
$9.75 - 11.38	228,827	7.4	10.32	77,521	10.25
$11.39 - 13.00	358,952	8.8	12.30	32,790	12.66
$13.01 - 14.63	14,000	9.8	14.25	—	—
$14.64 - 16.25	19,750	9.4	16.19	—	—
	1,370,773			699,348

The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and thus no compensation cost has been recognized for the Director Plan, the Option Plan or the Purchase Plan.  Had compensation cost for the three stock-based compensation plans been determined based on the fair value of options at the date of grant consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and pro forma earnings per share would have been as follows:

	1999	2000	2001
	(In thousands, except per share data)
Net income — as reported	$43,761	$42,521	$24,919
Net income — pro forma	43,067	41,743	23,880

Diluted earnings per share — as reported	$1.51	$1.47	$0.85
Diluted earnings per share — pro forma	1.48	1.44	0.82

The pro forma effect on net income for 1999, 2000 and 2001 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered.  For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	1999	2000	2001
Risk-free interest rate	5.29%	6.27%	4.42%
Expected life (in years)	6.65	5.68	6.23
Expected volatility	55.65%	54.63%	55.02%
Expected dividend yield	0.00%	0.00%	0.00%

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company’s financial instruments are presented below.  The estimates require subjective judgments and are approximate.  Changes in methodologies and assumptions could significantly affect estimates.

Line of Credit - The carrying amount outstanding on the revolving line of credit is $20.6 million and $26.0 million at December 30, 2000 and December 29, 2001, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

Long-term Note Payable - The carrying amount outstanding on the long-term note payable is $40.0 million (including $10.0 million of current payable) at December 29, 2001, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

15.   401(K) DEFINED CONTRIBUTION PLAN:

The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees.  Company contributions to the plan totaled $571,000 in 1999, $593,000 in 2000 and $629,000 in 2001.

16.   COMMITMENTS AND CONTINGENCIES:

Repurchase Agreements

Substantially all of the Company’s sales to independent dealers are made on terms requiring cash on delivery.  The Company does not finance dealer purchases.  However, most purchases are financed on a “floor plan” basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles.  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  These agreements provide that, for up to 18 months after a unit is shipped, the Company will repurchase a dealer’s inventory in the event of a default by a dealer to its lender.

The Company’s liability under repurchase agreements is limited to the unpaid balance owed to the lending institution by reason of its extending credit to the dealer to purchase its vehicles, reduced by the resale value of vehicles which may be repurchased.  The risk of loss is spread over numerous dealers and financial institutions.

No significant net losses were incurred during the years ended January 1, 2000, December 30, 2000 or December 29, 2001.  The approximate amount subject to contingent repurchase obligations arising from these agreements at December 29, 2001 is $366.8 million, with approximately 7.44% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of recreational vehicles in the future, losses and reduction in new recreational vehicle sales could result.

Product Liability

The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company has from time to time been subject to product liability claims.  To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable.  The terms of the policy contain a self-insured retention amount of $100,000 per occurrence, with a maximum annual aggregate self-insured retention of $1.0 million.  Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.1 million for each occurrence and an annual aggregate of $102.0 million.  There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable.  Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Litigation

The Company is involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise, the Company has recorded accruals for estimated settlements.  Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Debt Guarantee

In 2000, the Company loaned $2.8 million to Outdoor Resorts of Las Vegas (“ORLV”) for the purpose of constructing a luxury motor coach resort in Las Vegas, Nevada, and an additional amount of $5.3 million in 2001 for resorts in Naples, Florida and Indio, California.  Accrued interest receivable from the loans was $639,000 at December 29, 2001, of which approximately $200,000 was in arrears due to delays in development of the project in Las Vegas, Nevada.

As part of the financing structure for the new resorts, the Company also agreed to act as co-guarantor with ORLV’s parent company, Outdoor Resorts of America (“ORA”), on a $12.0 million construction loan.  In return for the Company’s loan and guarantee commitment, ORLV has agreed to pay interest and income participation to the Company.  At December 29, 2001, ORLV had drawn $9.7 million on the construction loan.

17.    QUARTERLY RESULTS (UNAUDITED):

Year ended January 1, 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Net sales	$193,201	$199,178	$196,694	$191,742
Gross profit	29,164	31,347	30,998	30,770
Operating income	17,300	18,919	18,373	18,251
Net income	9,878	11,457	11,227	11,199
Earnings per common share:
Basic	$0.35	$0.41	$0.40	$0.40
Diluted	$0.34	$0.39	$0.39	$0.38

Year ended December 30, 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Net sales	$237,983	$226,091	$226,393	$211,423
Gross profit	37,314	32,117	30,908	29,311
Operating income	21,375	18,217	16,143	14,095
Net income	12,918	11,148	9,807	8,648
Earnings per common share:
Basic	$0.46	$0.39	$0.35	$0.30
Diluted	$0.44	$0.39	$0.34	$0.30

Year ended December 29, 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Net sales	$211,228	$223,424	$240,831	$261,590
Gross profit	25,488	25,804	30,548	32,150
Operating income	9,088	9,153	11,438	12,979
Net income	5,197	5,480	6,623	7,619
Earnings per common share:
Basic	$0.18	$0.19	$0.23	$0.27
Diluted	$0.18	$0.19	$0.23	$0.26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                  FINANCIAL DISCLOSURE

                Not Applicable.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by this Item regarding directors and executive officers set forth under the captions “Proposal 1 - Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act” in the Registrant’s definitive Proxy Statement is incorporated herein by reference.

ITEM 11.                                              EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Registrant’s directors and executive officers set forth under the captions “Proposal 1 - Election of Directors - Compensation of Directors” and “Additional Information - Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of the Registrant set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item regarding certain relationships and related transactions with management set forth under the caption “Additional Information - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

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

2.     Financial Statement Schedule.  The following financial statement schedule of Monaco Coach Corporation for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Monaco Coach Corporation.

Schedule		Page
II	Valuation and Qualifying Accounts	52

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.     Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

3.1

Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 1994).

3.2

Certificate of Amendment of Amended & Restated Certificate of Incorporation dated June 30, 1999 (Incorporated herein by reference to Exhibit (3.2) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000).

3.3	Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit (3.2) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 1994).

10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2+

1993 Incentive Stock Option Plan and form of option agreement thereunder (Incorporated herein by reference to Exhibit (3.2) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000).

10.3+

1993 Director Option Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.4+

1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.7+	Executive Variable Compensation Plan (Incorporated herein by reference to Exhibit A to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 19, 1999).

10.8

Agreement and Plan of Merger dated as of June 23, 2001, among Monaco Coach Corporation, Salmon Acquisition, Inc., and SMC Corporation (incorporated herein by reference to Monaco’s, Schedule 13D filed with the Commission on July 3, 2001, Exhibit 99. (2) (b)).

10.9

Credit Agreement dated September 28, 2001 with U.S. Bank National Association (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s  quarterly report on Form 10-Q filed November 13, 2001).

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof).

+                                                                                         The item listed is a compensatory plan.

(b)	REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the year ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002	MONACO COACH CORPORATION

	By:	/s/ Kay L. Toolson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kay L. Toolson (Kay L. Toolson)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2002

/s/ P. Martin Daley (P. Martin Daley)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ Robert P. Hanafee, Jr. (Robert P. Hanafee, Jr.)	Director	March 29, 2002

/s/ Michael J. Kluger (Michael J. Kluger)	Director	March 29, 2002

/s/ L. Ben Lytle (L. Ben Lytle)	Director	March 29, 2002

/s/ Carl E. Ring, Jr. (Carl E. Ring, Jr.)	Director	March 29, 2002

/s/ Richard A. Rouse (Richard A. Rouse)	Director	March 29, 2002

/s/ Roger A. Vandenberg (Roger A. Vandenberg)	Director	March 29, 2002

MONACO COACH CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Adjustment for SMC Acquisition *	Charge to Expense	Claims Paid	Balance at End of Period
Fiscal year ended January 1, 2000:
Reserve for warranty claims	$11,906		$14,881	$11,487	$15,300

Reserve for product liability	$5,698		$5,625	$3,780	$7,543

Fiscal year ended December 30, 2000:
Reserve for warranty claims	$15,300		$17,474	$17,295	$15,479

Reserve for product liability	$7,543		$5,489	$6,641	$6,391

Fiscal year ended December 29, 2001:
Reserve for warranty claims	$15,479	$14,037	$21,800	$21,595	$29,721

Reserve for product liability	$6,391	$9,874	$6,108	$4,776	$17,597

*  Opening balance sheet entries for SMC Acquisition, see Note 2 to the financial statements.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1

Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 1994).

3.2

Certificate of Amendment of Amended & Restated Certificate of Incorporation dated June 30, 1999 (Incorporated herein by reference to Exhibit (3.2) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000).

3.3	Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit (3.2) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 1994).

10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2+

1993 Incentive Stock Option Plan and form of option agreement thereunder (Incorporated herein by reference to Exhibit (3.2) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000).

10.3+

1993 Director Option Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.4+

1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.7+	Executive Variable Compensation Plan (Incorporated herein by reference to Exhibit A to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 19, 1999).

10.8

Agreement and Plan of Merger dated as of June 23, 2001, among Monaco Coach Corporation, Salmon Acquisition, Inc., and SMC Corporation (incorporated herein by reference to Monaco’s, Schedule 13D filed with the Commission on July 3, 2001, Exhibit 99. (2) (b)).

10.9

Credit Agreement dated September 28, 2001 with U.S. Bank National Association (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s  quarterly report on Form 10-Q filed November 13, 2001).

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof).

+        The item listed is a compensatory plan.