Form 10-Q
period 2002-03-30
MONACO COACH CORP /DE/
filed 2002-04-30
CIK 910619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  March 30, 2002

or

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from             to

Commission File Number:  1-14725

MONACO COACH CORPORATION

Delaware	35-1880244
(State of Incorporation)	(I.R.S. Employer Identification No.)

91320 Industrial Way

Coburg, Oregon 97408

(Address of principal executive offices)

Registrant’s telephone number, including area code (541) 686-8011

                Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

                The number of shares outstanding of common stock, $.01 par value, as of March 30, 2002: 28,771,447

MONACO COACH CORPORATION

FORM 10-Q

March 30, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands, except share and per share data)

	December 29, 2001	March 30, 2002
ASSETS
Current assets:
Trade receivables, net	$82,885	$101,166
Inventories	127,075	134,887
Prepaid expenses	2,063	4,923
Deferred income taxes	27,327	28,518
Total current assets	239,350	269,494

Notes receivable	8,157	8,157
Property, plant and equipment, net	122,795	125,250
Debt issuance costs net of accumulated amortization of $75 and $152, respectively	940	863
Goodwill, net of accumulated amortization of $5,320 and $5,320, respectively	55,856	54,974

Total assets	$427,098	$458,738

LIABILITIES
Current liabilities:
Book overdraft	$5,889	$12,534
Line of credit	26,004	11,004
Current portion of long-term note payable	10,000	10,000
Accounts payable	66,859	91,369
Income taxes payable		545
Accrued expenses and other liabilities	66,904	70,073
Total current liabilities	175,656	195,525

Long-term note payable	30,000	27,500
Deferred income taxes	8,312	12,209
Total liabilities	213,968	235,234

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 28,632,774 and 28,771,447, issued and outstanding, respectively	286	288
Additional paid-in capital	48,522	49,221
Retained earnings	164,322	173,995
Total stockholders’ equity	213,130	223,504
Total liabilities and stockholders’ equity	$427,098	$458,738

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended
	March 31, 2001	March 30, 2002

Net sales	$211,228	$293,600
Cost of sales	185,740	255,855
Gross profit	25,488	37,745

Selling, general and administrative expenses	16,239	21,166
Amortization of goodwill	161	0
Operating income	9,088	16,579

Other income, net	116	41
Interest expense	(684)	(698)
Income before income taxes	8,520	15,922

Provision for income taxes	3,323	6,249

Net income	$5,197	$9,673

Earnings per common share:
Basic	$.18	$.34
Diluted	$.18	$.33

Weighted average common shares outstanding:
Basic	28,465,316	28,712,998
Diluted	29,132,279	29,624,722

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Quarter Ended
	March 31, 2001	March 30, 2002

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$5,197	$9,673
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,641	2,004
Deferred income taxes	336	4,628
Changes in working capital accounts:
Trade receivables, net	(8,772)	(18,334)
Inventories	(883)	(7,812)
Prepaid expenses	(100)	(2,860)
Accounts payable	537	24,510
Income taxes payable	2,632	545
Accrued expenses and other liabilities	(1,542)	2,232
Net cash (used) provided by operating activities	(954)	14,586
Cash flows from investing activities:
Additions to property, plant and equipment	(2,076)	(4,432)
Issuance of notes receivable	(4,210)	0
Net cash used in investing activities	(6,286)	(4,432)
Cash flows from financing activities:
Book overdraft	6,011	6,645
Borrowings (payments) on lines of credit, net	1,148	(15,000)
Issuance of common stock	81	701
Advances (payments) on long-term note		(2,500)
Net cash provided (provided) by financing activities	7,240	(10,154)
Net change in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 29, 2001 and March 30, 2002, and the results of its operations and its cash flows for the quarters ended March 31, 2001 and March 30, 2002.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 29, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended December 29, 2001.

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

The cash paid for SMC, including transaction costs of $3,062,000, totaled $24,320,000.  The total assets acquired and liabilities assumed of SMC based on estimated fair values at August 6, 2001, is as follows:

(in thousands)
Receivables	$1,680
Inventories	25,360
Deferred tax asset	21,391
Property and equipment	15,800
Prepaids and other assets	114
Goodwill	37,037
Total assets acquired	101,382

Book overdraft	(1,551)
Notes payable	(16,349)
Accounts payable	(24,079)
Accrued liabilities	(35,083)
Total liabilities assumed	(77,062)

Total assets acquired and liabilities assumed	$24,320

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

3.     Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 29, 2001	March 30, 2002
	(in thousands)
Raw materials	$53,160	$60,155
Work-in-process	44,436	48,779
Finished units	29,479	25,953
	$127,075	$134,887

4.     Goodwill

Goodwill, represents the excess of the cost of acquisition over the fair value of net assets acquired.  At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill.  The amount of any such impairment is determined by comparing the fair value of the associated goodwill with its carrying value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.  As of March 30, 2002, as required by FASB Statement No. 142, management has determined that there has been no impairment of goodwill requiring a write down.  FASB Statement No. 142 also states that goodwill and other intangible assets with indefinite lives are no longer subject to amortization.  Therefore, in accordance with the requirements of FASB Statement No. 142, the Company has not recorded amortization for the period ending March 30, 2002.

5.     Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $70 million.  At the election of the Company, the line of credit bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the line at varying rates, determined by the Company’s leverage ratio.  The revolving line of credit is due and payable in full on September 30, 2004, and requires monthly interest payments.  The balance outstanding under the line of credit at  March 30, 2002 was $11 million.  The line of credit is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

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

	March 31, 2001	March 30, 2002
Basic
Issued and outstanding shares (weighted average)	28,465,316	28,712,998

Effect of Dilutive Securities
Stock options	666,963	911,724
Diluted	29,132,279	29,624,722

7.     Long-term Note Payable

The Company has a long-term note payable of $37.5 million outstanding at March 30, 2002.  The term note bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term note requires monthly interest payments and quarterly principal payments and is collateralized by all the assets of the Company.  The term note is due and payable in full on September 28, 2005.  As of  March 30, 2002, the interest rate on the term debt was 3.9%.

The following table displays the scheduled principal payments by fiscal year that will be due on the term loan.

Year	Amount of payment due
2002	$7,500
2003	$12,500
2004	$10,000
2005	$7,500
$37,500

8.  Commitments and Contingencies

Repurchase Agreements

Substantially all of the Company’s sales to independent dealers are made on terms requiring cash on delivery.  However, most dealers finance units on a “floor plan” basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles.  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  These agreements provide that, for varying periods of up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default.  The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased.  The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $388.8 million as of March 30, 2002, with approximately  8.2% concentrated with one dealer.

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

Debt Guarantee

In 2000, the Company entered into an agreement with Outdoor Resorts of Las Vegas (“ORLV”) and ORLV’s parent company Outdoor Resorts of America (“ORA”), for the purpose of constructing a luxury motor coach resort in Las Vegas, Nevada.  In the first quarter of 2001, two additional projects, one in Naples, Florida, and the other in Indio, California, were added.  As of March 30, 2002, the Company advanced $8.1 million in the form of a long-term note receivable from ORA and its respective subsidiaries.  Accrued interest receivable from the loans was $810,000 at March 30, 2002, of which approximately $752,000 was in arrears due to delays in development of the respective projects.  Accordingly, the Company has provided an allowance on the interest receivable of $409,000.

As part of the financing structure for the projects, the Company also agreed to act as co-guarantor with ORLV’s parent company, ORA, on an $11.2 million construction loan for the Las Vegas resort.  At March 30, 2002, ORLV and ORA had drawn approximately $10.8 million on the construction loan.  In return for the Company’s loans and guarantee commitment, ORLV and ORA has agreed to pay interest and income participation to the Company.

Aircraft Lease Committment

The Company has a two-year operating lease for an aircraft, with annual renewals for up to three additional years.  If at the end of the initial lease period the Company elects to return the aircraft, the Company has guaranteed up to $16 million in the event the Lessor’s net sales proceeds are less than $18.5 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include, but are not limited to, those below that have been marked with an asterisk (*).  In addition, the Company may from time to time make forward-looking statements through statements that include the words “believes”, “expects”, “anticipates” or similar expressions.  Such forward-looking statements involve known and  unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.  The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption “Factors That May Affect Future Operating Results”.  The Company cautions the reader, however, that these factors may not be exhaustive.

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles (“towables”).  The Company’s product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco”, “Holiday Rambler”, “Safari”, “Beaver”, “Royale Coach”, and “McKenzie Towables” brand names.  The Company’s products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $1.0 million for motor coaches and from $20,000 to $65,000 for towables.

RESULTS OF OPERATIONS

Quarter ended  March 31, 2001 Compared to Quarter ended March 30, 2002

First quarter net sales increased 39.0% to $293.6 million compared to $211.2 million for the same period last year. Gross sales dollars on motorized products were up 41.4%, reflecting the combination of sales from the Beaver and Safari brands which increased sales by 22.9% over last year’s first quarter. The 18.5% increase in the Monaco and Holiday Rambler brands over last year’s first quarter was due to improved demand for motorized products and the addition of new products that were introduced in the second half of 2001.  The Company’s gross towable sales were down 3.6% as the McKenzie towable operations reported decreases which more than offset increases on the Holiday Rambler towable products.  The Company’s overall unit sales were up 17.2% in the first quarter of 2002 with motorized units increasing by 34.3%, and towable units decreasing by 11.0%.  The Company’s average unit gross selling price increased in the first quarter of 2002 to $110,000 from $94,000 in the comparable 2001 quarter due to the Company’s strong mix of diesel motor coaches.

Gross profit for the first quarter of 2002 increased to $37.7 million, up from $25.5 million in 2001, and gross margin increased to 12.9% in the first quarter of 2002 from 12.1% in the first quarter of 2001.  Gross margin in the first quarter of 2002 was improved by reductions in sales discounts by 1.6% of sales, which were partially offset by increased cost of goods sold as a percentage of sales due to the inclusion of operating results and the continued integration activities of the SMC acquisition.  The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general and administrative expenses increased by $5.0 million from $16.2 million in the first quarter of 2001 to $21.2 million in the first quarter of 2002, but decreased as a percentage of sales from 7.7% in 2001 to 7.2% in 2002.  The decrease in sales, general and administrative expenses as a percentage of sales was due to the decrease in sales discounts, which net against gross sales, combined with higher net sales.

Operating income was $16.6 million, or 5.6% of sales in the first quarter of 2002 compared to $9.1 million, or 4.3% of sales in the similar 2001 period.  The increase in operating margins reflect improved gross profit combined with improved selling, general and administrative costs as a percentage of sales.

Net interest expense was $698,000 in the first quarter of 2002 compared to $684,000 in the comparable 2001 period, reflecting a higher level of borrowing during the first quarter of 2002.

The Company reported a provision for income taxes of $6.2 million, or an effective tax rate of 39.25% in the first quarter of 2002, compared to $3.3 million, or an effective tax rate of 39.00% for the comparable 2001 period.

Net income was $9.7 million in the first quarter of 2002 compared to $5.2 million in the first quarter of 2001 due to the increase in sales, reductions in selling, general and administrative costs as a percentage of sales, and improved gross profit margins.

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

                IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This estimate involves management comparing the fair value of goodwill to the respective carrying value, to see if goodwill has been impaired.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

                WE MAY EXPERIENCE UNANTICIPATED FLUCTUATIONS IN OUR OPERATING RESULTS FOR A VARIETY OF REASONS  Our net sales, gross margin and operating results may fluctuate significantly from period to period due to a number of factors, many of which are not readily predictable.  These factors include the following:

•         The margins associated with the mix of products we sell in any particular period

•         Our ability to utilize and expand our manufacturing resources efficiently

•         Shortages of materials used in our products

•         A determination by us that goodwill or other intangible assets are impaired and have to be written down to their fair values, resulting in a charge to our results of operations

•         Our ability to introduce new models that achieve consumer acceptance

•         The introduction, marketing and sale of competing products by others

•         The addition or loss of our dealers

•         The timing of trade shows and rallies, which we use to market and sell our products

•         Factors affecting the recreational vehicle industry as a whole, including economic and seasonal factors

                Our overall gross margin may decline in future periods to the extent that we increase the percentage of sales of lower gross margin towable products or if the mix of motor coaches we sell shifts to lower gross margin units.  In addition, a relatively small variation in the number of recreational vehicles we sell in any quarter can have a significant impact on total sales and operating results for that quarter.

                Demand in the recreational vehicle industry generally declines during the winter months, while sales are generally higher during the spring and summer months. With the broader range of products we now offer, seasonal factors could have a significant impact on our operating results in the future.  Additionally, unusually severe weather conditions in certain markets could delay the timing of shipments from one quarter to another.

                We attempt to forecast orders for our products accurately and commence purchasing and manufacturing prior to receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing and rate of orders.  This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results and cash flow for any given quarter.

                WE MAY EXPERIENCE DIFFICULTIES INTEGRATING THE BUSINESS OF SMC CORPORATION INTO OUR BUSINESS AND THIS COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS ADVERSELY  We completed the acquisition of SMC Corporation, an Oregon-based motor home manufacturer, in August 2001.  We may not achieve the anticipated benefit of this acquisition unless we successfully complete the integration of SMC's business into our operations. Moreover, unless we are able to increase sales of SMC products or reduce the operating expenses of the acquired business substantially from historical levels, the acquisition could affect our financial condition and results of operations adversely. The acquisition also entails a number of other risks, including the following:

•         The integration process requires significant management attention that would otherwise be available for the ongoing development of our principal business.

•         The assimilation of SMC's operations and personnel will cause some disruption of our existing operations.

•         We may experience difficulty in incorporating SMC's products into our existing product line without adversely affecting sales of our other products.

•         We are amortizing the issuance costs of debt we incurred to finance the acquisition, and this adversely affects our operating results.

•         We may experience difficulty in integrating the different corporate cultures and presenting a unified corporate image.

                THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities.  For example, unit sales of recreational vehicles (excluding conversion vehicles) peaked at approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996.  The industry peaked again in 1999 at approximately 321,000 units and declined in 2000 and 2001 to approximately 300,000 and 257,000 units, respectively.  Our business is necessarily subject to the cyclical nature of this industry.  Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence.  The recent decline in consumer confidence and slowing of the overall economy has adversely affected the recreational vehicle market.  An extended continuation of these conditions would materially affect our business, results of operations and financial condition.

                OUR RECENT GROWTH HAS PUT PRESSURE ON THE CAPABILITIES OF OUR OPERATING, FINANCIAL, AND MANAGEMENT INFORMATION SYSTEMS  In the past few years, we have significantly expanded the size and scope of our business, which has required us to hire additional employees.  Some of these new employees include new management personnel.  In addition, our current management personnel have assumed additional responsibilities.  The increase in our size over a relatively short period of time has put pressure on our operating, financial, and management information systems.  If we continue to expand, such growth would put additional pressure on these systems and may cause such systems to malfunction or to experience significant delays.

                WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH THE EXPANSION OF OUR MANUFACTURING CAPACITY  In the past few years, we have significantly increased our manufacturing capacity.  In connection with this expansion, we have also integrated some of our manufacturing facilities.  We may experience unexpected building and production problems associated with this expansion.  In the past, we have had difficulties with the manufacturing of new models and increasing the rates of production of our plants.  Our expenses have increased as a result of the expansion and we will be materially and adversely affected if the expansion does not result in an increase in revenue from the new or additional products.

This expansion involves risks, including the following:

•         We must rely on timely performance by contractors, subcontractors and government agencies, whose performance we may be unable to control.

•         The development of new products involves costs associated with new machinery training of employees, and compliance with environmental, health, and other government regulations.

•         We may be unable to complete a planned expansion in a timely manner, which could result in lower production levels and an inability to satisfy customer demand for our products.

                WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 385 dealerships located primarily in the United States and Canada as of March 30, 2002, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  Sales to one dealer, Lazy Days RV Center, accounted for 12.1% of total sales in 2000 and 11.7% in 2001.  Our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 36% of our sales in 2000 and 39% of our sales in 2001.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations and financial condition.

                WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $388.8 million as of March 30, 2002, with approximately 8.2% concentrated with one dealer.  If we have to repurchase a significant number of our products in the future, it could have a material adverse effect on our financial condition, business and results of operations.

                WE MAY EXPERIENCE A DECREASE IN SALES OF OUR PRODUCTS DUE TO AN INCREASE IN THE PRICE OR A DECREASE IN THE SUPPLY OF FUEL  An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could significantly affect our business.  Diesel fuel and gasoline have, at various times in the past, been either expensive or difficult to obtain.

                WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS  A number of important components for certain of our products are purchased from single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana) for all diesel motor coaches and chassis (Workhorse and Ford) for certain motor home products.  We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements. For example, in 1997, Allison placed all chassis manufacturers on allocation with respect to one of the transmissions that we use, and again in 1999 Ford placed one of its gasoline powered chassis on allocation. An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations and financial condition.

                OUR INDUSTRY IS VERY COMPETITIVE. WE MUST CONTINUE TO INTRODUCE NEW MODELS AND NEW FEATURES TO REMAIN COMPETITIVE  The market for our products is very competitive. We currently compete with a number of manufacturers of motor coaches, fifth wheel trailers, and travel trailers. Some of these companies have greater financial resources than we have and extensive distribution networks. These companies, or new competitors in the industry, may develop products that customers in the industry prefer over our products.

                We believe that the introduction of new products and new features is critical to our success. Delays in the introduction of new models or product features, quality problems associated with these introductions, or a lack of market acceptance of new models or features could affect us adversely. For example, unexpected costs associated with model changes have affected our gross margin in the past. Further, new product introductions can divert revenues from existing models and result in fewer sales of existing products.

                OUR PRODUCTS COULD FAIL TO PERFORM ACCORDING TO SPECIFICATIONS OR PROVE TO BE UNRELIABLE, CAUSING DAMAGE TO OUR CUSTOMER RELATIONSHIPS AND OUR REPUTATION AND RESULTING IN LOSS OF SALES  Our customers require demanding specifications for product performance and reliability. Because our products are complex and often use advanced components, processes and techniques, undetected errors and design flaws may occur. Product defects result in higher product service and warranty and replacement costs and may cause serious damage to our customer relationships and industry reputation, all of which will negatively affect our sales and business.

                OUR BUSINESS IS SUBJECT TO VARIOUS TYPES OF LITIGATION, INCLUDING PRODUCT LIABILITY AND WARRANTY CLAIMS  We are subject to litigation arising in the ordinary course of our business, typically for product liability and warranty claims that are common in the recreational vehicle industry. While we do not believe that the outcome of any pending litigation, net of insurance coverage, will materially adversely affect our business, results of operations or financial condition, we cannot provide assurances in this regard because litigation is an inherently uncertain process.*

To date, we have been successful in obtaining product liability insurance on terms that we consider acceptable. Our current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $100.1 million for each occurrence and $102 million in the aggregate. We cannot be certain we will be able to obtain insurance coverage in the future at acceptable levels or that the costs of such insurance will be reasonable. Further, successful assertion against us of one or a series of large uninsured claims, or of a series of claims exceeding our insurance coverage, could have a material adverse effect on our business, results of operations and financial condition.

                WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES, DELAYING PRODUCT DEVELOPMENT AND MANUFACTURING  Our success depends in part upon attracting and retaining highly skilled professionals. A number of our employees are highly skilled engineers and other technical professionals, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first quarter of 2002, the Company generated cash flows of $13.9 million from operating activities.  The Company generated $11.0 million from net income and non-cash expenses such as depreciation and amortization.  Additional cash flow in the amount of $24.5 million was provided by an increase in accounts payable, due to increased inventory levels. This amount was offset by an increase in trade receivables of $18.3 million due to an increase in sales quarter to quarter, and an increase of $7.8 million in inventories related to increased purchases for product model change.

The Company has credit facilities consisting of a revolving line of credit of up to $70.0 million (the “Revolving Loan”), and a term loan (the “Term Loan”) of $37.5 million.  At the election of the Company, the Revolving Loan and Term Loan bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on September 30, 2004, while the Term Loan is due and payable in full on September 28, 2005 and both require monthly interest payments.  The balances outstanding under the Revolving Loan, and Term Loan at  March 30, 2002 were $11.0 million, and $37.5 million, respectively.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables.  The Company’s dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below.  At March 30, 2002, the Company had working capital of approximately $74.0 million, an increase of $10.3 million from working capital of $63.7 million at December 29, 2001.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $3.8 million in the first quarter of 2002, primarily for completing the Company’s warranty and service center projects, computer system updgrades, and various small plant modifications.  The Company anticipates that capital expenditures for all of 2002 will be approximately $12 to $15 million, which includes $4 to $5 million of routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer’s inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company’s financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $388.8 million as of March 30, 2002, with approximately 8.2% concentrated with one dealer.

                As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term Debt (1)	$10,000	$27,500	$0	$0	$37,500
Operating Leases (2)	2,204	3,539	1,350	4,333	11,426
Total Contractual Cash Obligations	$12,204	$31,039	$1,350	$4,333	$48,926

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less		1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit (3)	$0		$70,000		0	0	$70,000
Guarantees	11,200	(4)	16,039	(2)	0	0	27,239
Repurchase Obligations (5)	0		388,800		0	0	388,800
Total Commitments	$11,200		$474,839		0	0	$486,039

(1)  See Note 7 to the financials.

(2)  Various leases including manufacturing facilities, aircraft, machinery and equipment.  See Note 8 to the financials.

(3)  See Note 5  to the financials.  The amount listed represents available borrowings on the line of credit at March 30, 2002.

(4)  See Note 8 to the financials.

(5)  Reflects obligations under manufacturer repurchase commitments.  See Note 8 to the financials.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

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

None.

(b)	Reports on Form 8-K

No reports on Form 8-K were required to be filed during the quarter ended March 30, 2002, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	April 30, 2002	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)