Form 10-Q
period 2002-06-29
MONACO COACH CORP /DE/
filed 2002-08-13
CIK 910619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  June 29, 2002

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

YES    ☒        NO    ☐

The number of shares outstanding of common stock, $.01 par value, as of June 29, 2002:  28,831,487

MONACO COACH CORPORATION

FORM 10-Q

June 29, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands)

	December 29, 2001	June 29, 2002
ASSETS
Current assets:
Trade receivables, net	$82,885	$122,133
Inventories	127,075	151,180
Prepaid expenses	2,063	5,055
Deferred income taxes	27,327	30,073

Total current assets	239,350	308,441

Notes receivable	8,157	8,170
Property, plant and equipment, net	122,795	125,676
Debt issuance costs net of accumulated amortization of $75, and $232, respectively	940	783
Goodwill, net of accumulated amortization of $5,320 and $5,320, respectively	55,856	54,974

Total assets	$427,098	$498,044

LIABILITIES
Current liabilities:
Book overdraft	$5,889	$16,758
Line of credit	26,004	27,004
Current portion of long-term note payable	10,000	10,000
Accounts payable	66,859	88,057
Income taxes payable	0	6,317
Accrued expenses and other liabilities	66,904	76,794

Total current liabilities	175,656	224,930

Long-term note payable	30,000	25,000
Deferred income taxes	8,312	13,166

	213,968	263,096

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 28,632,774 and 28,831,487 issued and outstanding, respectively	286	288
Additional paid-in capital	48,522	49,695
Retained earnings	164,322	184,965

Total stockholders’ equity	213,130	234,948

Total liabilities and stockholders’ equity	$427,098	$498,044

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Six-Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Net sales	$223,424	$313,742	$434,652	$607,342
Cost of sales	197,620	272,513	383,360	528,368

Gross profit	25,804	41,229	51,292	78,974

Selling, general and administrative expenses	16,489	22,505	32,728	43,671
Amortization of goodwill	162	0	323	0

Operating income	9,153	18,724	18,241	35,303

Other income, net	245	2	361	43
Interest expense	(414)	(669)	(1,098)	(1,367)

Income before income taxes	8,984	18,057	17,504	33,979

Provision for income taxes	3,504	7,087	6,827	13,336

Net income	$5,480	$10,970	$10,677	$20,643

Earnings per common share:
Basic	$.19	$.38	$.37	$.72
Diluted	$.19	$.37	$.37	$.70

Weighted average common shares outstanding:
Basic	28,505,199	28,807,792	28,485,257	28,760,396
Diluted	29,204,979	29,660,847	29,166,891	29,642,792

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Six-Months Ended
	June 30, 2001	June 29, 2002

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$10,677	$20,643
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of assets	(74)	0
Depreciation and amortization	3,316	4,010
Deferred income taxes	729	4,030
Changes in working capital accounts:
Trade receivables, net	(11,429)	(39,301)
Inventories	17,761	(24,105)
Prepaid expenses	(520)	(2,992)
Accounts payable	(12,645)	21,198
Income taxes payable	1,695	6,317
Accrued expenses and other liabilities	(1,290)	8,953

Net cash provided (used) by operating activities	8,220	(1,247)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,848)	(6,797)
Proceeds from sale of assets	106	13
Issuance of notes receivable	(4,750)	(13)

Net cash used in investing activities	(8,492)	(6,797)

Cash flows from financing activities:
Book overdraft	6,274	10,869
(Payments) borrowings on lines of credit, net	(6,497)	1,000
Issuance of common stock	495	1,175
Payments on long-term note	0	(5,000)

Net cash provided by financing activities	272	8,044

Net change in cash	0	0
Cash at beginning of period	0	0

Cash at end of period	$0	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 29, 2001 and June 29, 2002, and the results of its operations for the quarters and six-month periods ended June 30, 2001 and June 29, 2002, and cash flows of the Company for the six-month periods ended June 30, 2001 and June 29, 2002.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 29, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended December 29, 2001.

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

3.             Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 29, 2001	June 29, 2002
	(in thousands)
Raw materials	$53,160	$60,941
Work-in-process	44,436	60,925
Finished units	29,479	29,314

	$127,075	$151,180

4.             Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired.  At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill.  The amount of any such impairment is determined by comparing the fair value of the associated goodwill with its carrying value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.  As of June 29, 2002, as required by FASB Statement No. 142, management has determined that there has been no impairment of goodwill requiring a write down.  FASB Statement No. 142 also states that goodwill and other intangible assets with indefinite lives are no longer subject to amortization.  Therefore, in accordance with the requirements of FASB Statement No. 142, the Company has not recorded amortization for the period ending June 29, 2002.

The following table presents the impact of SFAS 142 on net income and net income per share had SFAS 142 been in effect prior to the three and six month periods ended June 30, 2001:

	Quarter Ended		Six Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Net income as reported	$5,480	$10,970	$10,677	$20,643
Add: Amortization of goodwill	162	0	323	0
Income tax effect	(63)	0	(126)	0

Net income - adjusted	$5,579	$10,970	$10,874	$20,643

Earnings per common share:
Basic	$.20	$.38	$.38	$.72
Diluted	$.19	$.37	$.37	$.70

5.             Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $70 million.  At the election of the Company, the line of credit bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the line at varying rates, determined by the Company’s leverage ratio.  The revolving line of credit is due and payable in full on September 30, 2004, and requires monthly interest payments.  The balance outstanding under the line of credit at June 29, 2002 was $27 million.  The line of credit is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

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

	Quarter Ended		Six Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
Basic
Issued and outstanding shares (weighted average)	28,505,199	28,807,792	28,485,257	28,760,396

Effect of Dilutive Securities
Stock Options	699,780	853,055	681,634	882,396

Diluted	29,204,979	29,660,847	29,166,891	29,642,792

7.             Long-term Note Payable

The Company has a long-term note payable of $35.0 million outstanding at June 29, 2002.  The term note bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term note requires monthly interest payments and quarterly principal payments and is collateralized by all the assets of the Company.  The term note is due and payable in full on September 28, 2005.  As of  June 29, 2002, the interest rate on the term debt was 3.9%.

The following table displays the scheduled future principal payments by fiscal year that will be due on the term loan.

Year	Amount of Payment due
(in thousands)
2002	$5,000
2003	12,500
2004	10,000
2005	7,500

$35,000

8.             Commitments and Contingencies

Repurchase Agreements

Substantially all of the Company’s sales to independent dealers are made on terms requiring cash on delivery.  However, most dealers finance units on a “floor plan” basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles.  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  These agreements provide that, for varying periods of up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default.  The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased.  The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $423.0 million as of June 29, 2002, with approximately  9.8% concentrated with one dealer.

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

Debt Guarantee

In 2000, the Company entered into an agreement with Outdoor Resorts of Las Vegas (“ORLV”) and ORLV’s parent company Outdoor Resorts of America (“ORA”), for the purpose of constructing a luxury motor coach resort in Las Vegas, Nevada.  In the first quarter of 2001, two additional projects, one in Naples, Florida, and the other in Indio, California, were added.  As of June 29, 2002, the Company has advanced $8.1 million in the form of a long term note receivable from ORA and its respective subsidiaries.  Accrued interest receivable from the loans was $1.3 million at June 29, 2002, of which approximately $355,000 was in arrears due to delays in development of the respective projects.  Accordingly, the Company has reserved the entire interest receivable.

As part of the financing structure for the projects, the Company also agreed to act as co-guarantor with ORLV’s parent company, ORA, on an $11.2 million construction loan for the Las Vegas resort.  At June 29, 2002, ORLV and ORA had approximately $9.9 million outstanding on the construction loan.  In return for the Company’s loans and guarantee commitment, ORLV and ORA has agreed to pay interest and income participation to the Company.  This guarantee has off-balance sheet credit risk until the construction loan is fully repaid.  The Company could incur a loss if the proceeds from the sale of lots are insufficient to satisfy the construction loan.

Subsequent to June 29, 2002, the Company and Outdoor Resorts of America (ORA) reached an agreement in principle in which the Company will purchase the assets of ORA’s resort properties under development in Las Vegas, Nevada, Indio, California, and Naples, Florida.  As consideration for these assets, Monaco will assume the current debt and liabilities of the projects of approximately $30 million, including the $8.2 million note payable to the Company, and the $10 million co-guaranteed debt. The transaction is subject to due diligence procedures by the Company, and execution of a definitive agreement.  This planned acquisition relieves ORA of certain debt pressures associated with resort construction, and will allow ORA to continue to focus on development and lot sales.

Aircraft Lease Commitment

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

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A motor coaches and towable recreational vehicles (“towables”).  The Company’s product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco”, “Holiday Rambler”, “Royale Coach”, “Beaver”, “Safari”, and “McKenzie” brand names.  The Company’s products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $1.2 million for motor coaches and from $20,000 to $65,000 for towables.

RESULTS OF OPERATIONS

Quarter ended June 29, 2002 Compared to Quarter ended June 30, 2001

Second quarter net sales increased 40.4% to $313.7 million compared to $223.4 million for the same period last year. Gross diesel motorized sales revenues were up 36.5%, while gas motorized were up 75.4% and towables were up 16.4%, reflecting improved market conditions.  The Company’s overall unit sales were up 25.1% in the second quarter of 2002 with diesel motorized unit sales up 27.4% to 1,486 units, gas motorized unit sales up 62.8% to 609 units, and towable unit sales up by 5.4% to 901 units.  The Company’s total average selling price increased to $106,000 from $95,000 in the same period last year.

Gross profit for the second quarter of 2002 increased to $41.2 million, up from $25.8 million in 2001, and gross margin increased from 11.5% in the second quarter of 2001 to 13.1% in the second quarter of 2002.  The increase in gross margin over the prior year was primarily due to a reduction in sales discounts.  Gross margins were otherwise comparable to the prior year, even with continued integration activities of the Safari and Beaver operations.  The integration of Beaver and Safari has gone as planned.  The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $6.0 million to $22.5 million in the second quarter of 2002 and decreased as a percentage of sales from 7.4% in 2001 to 7.2% in 2002.  Selling, general and administrative expenses in the first quarter of 2002 included slight decreases in spending related to retail promotion efforts that were partially offset by slightly higher legal costs.  The Company’s selling, general, and administrative expense may fluctuate in future periods depending on the Company’s strategy of retail promotions as a  result of difficult market conditions or competitive pressures.

Operating income was $18.7 million, or 6.0% of sales in the second quarter of 2002 compared to $9.2 million, or 4.1% of sales in the similar 2001 period.  The increase in operating margins reflects an improved gross profit combined with slightly lower selling, general and administrative costs.

Net interest expense was $669,000 in the second quarter of 2002 compared to $414,000 in the comparable 2001  period, reflecting a higher level of borrowing during the second quarter of 2002.

The Company reported a provision for income taxes of $7.1 million, or an effective tax rate of 39.3% in the second quarter of 2002, compared to $3.5 million, or an effective tax rate of 39.0% for the comparable 2001 period.

Net income for the second quarter of 2002 was $11.0 million compared to $5.5 million in 2001 due to the increase in sales combined with an improved operating margin that was only partially offset by an increase in interest expense.

Six Months ended June 29, 2002 Compared to Six Months ended June 30, 2001

Net sales increased 39.7% to $607.3 million compared to $434.7 million for the same period last year.  Gross diesel motorized sales revenues were up 39.1%, gas motorized were up 58.8%, and towables were up 41.4%.  Overall unit sales for the Company were up 37.7% in the first six months of 2002 compared to the similar period in 2001 with diesel motorized unit sales up 30.2% to 2,984 units, gas motorized up 52.1% to 1,034 units, and towables down 2.9% to 1,670. The Company’s average unit selling prices increased in the first six months of 2002 compared to the similar 2001 period to $108,000 from $95,000 .

Gross profit for the six-month period ended June 29, 2002 increased to $79.0 million from $51.3 million in 2001, and gross margin increased to 13.0% in 2002 from 11.8% in 2001. Gross margin in the first six months of 2002 was  improved due to a reduction in sales discounts of 1.8% of sales.  This was partially offset by a slight increase in direct labor caused by shifts in production, and the introductions of new models.

Selling, general, and administrative expenses increased by $10.9 million to $43.7 million in the first six months of 2002 and decreased as a percentage of sales from 7.5% in 2001 to 7.2% in 2002.  Selling, general and administrative expenses in the first six months of 2002 were lower than the corresponding quarter of 2001, due to a reduction of promotional expense of .6% of sales.

Operating income increased to $35.3 million in the first six months of 2002 from $18.2 million in 2001.  The Company’s lower selling, general, and administrative expense as a percentage of sales combined with the improvements in the Company’s gross margin, resulted in an increase in operating margin to 5.8% in the first six months of 2002 compared to 4.2% in the first six months of 2001.

Net interest expense was $1.4 million in the first six months of 2002 compared to $1.1 million in the comparable 2001  period, reflecting a higher level of borrowing during the first half of 2002.

The Company reported a provision for income taxes of $13.3 million, or an effective tax rate of 39.3% for the first six months of 2002, compared to $17.5 million, or an effective tax rate of 39.0% for the comparable 2001 period.

Net income for the first half of 2002 was $20.6 million compared to $10.7 million in 2001 due to the increase in sales combined with an improved operating margin that was only partially offset by an increase in interest expense.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations for the periods presented.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to warranty costs, product liability, and impairment of goodwill.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This estimate involves management comparing the fair value of goodwill to the respective carrying value, to see if goodwill has been impaired.  See note 4 of the Notes to Condensed Consolidated Financial Statements.

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

OUR RECENT GROWTH HAS PUT PRESSURE ON THE CAPABILITIES OF OUR OPERATING, FINANCIAL, AND MANAGEMENT INFORMATION SYSTEMS  In the past few years we have significantly expanded the size and scope of our business, which has required us to hire additional employees.  Some of these new employees include new management personnel.  In addition, our current management personnel have assumed additional responsibilities.   The increase in our size over a relatively short period of time has put pressure on our operating, financial, and management information systems.  If we continue to expand, such growth would put additional pressure on these systems and may cause such systems to malfunction or to experience significant delays.

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH THE EXPANSION OF OUR MANUFACTURING CAPACITY  In the past few years we have significantly increased our manufacturing capacity.   In connection with this expansion, we have also integrated some of our manufacturing facilities.   We may experience unexpected building and production problems associated with this expansion.  In the past, we have had difficulties with the manufacturing of new models and increasing the rates of production of our plants.   Our expenses have increased as a result of the expansion and we will be materially and adversely affected if the expansion does not result in an increase in revenue from the new or additional products.

This expansion involves risks, including the following:

•         We must rely on timely performance by contractors, subcontractors, and government agencies, whose performance we may be unable to control.

•         The development of new products involves costs associated with new machinery, training of employees, and compliance with environmental, health, and other government regulations.

•         We may be unable to complete a planned expansion in a timely manner, which could result in lower production levels and an inability to satisfy customer demand for our products.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 385 dealerships located primarily in the United States and Canada as of June 29, 2002, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  Sales to one dealer, Lazy Days RV Center, accounted for 12.1% of total sales in 2000 and 11.7% in 2001.  Our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 36% of our sales in 2000 and 39% of our sales in 2001.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $423.0 million as of June 29, 2002, with approximately 9.8% concentrated with one dealer.  If we have to repurchase a significant number of our products in the future, it could have a material adverse effect on our financial condition, business and results of operations.

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

OUR BUSINESS IS SUBJECT TO VARIOUS TYPES OF LITIGATION, INCLUDING PRODUCT LIABILITY AND WARRANTY CLAIMS  We are subject to litigation arising in the ordinary course of our business, typically for product liability and warranty claims that are common in the recreational vehicle industry.  While we do not believe that the outcome of any pending litigation, net of insurance coverage, will materially adversely affect our business, results of operations or financial condition, we cannot provide assurances in this regard because litigation is an inherently uncertain process.*

To date, we have been successful in obtaining product liability insurance on terms that we consider acceptable.  Our current policies jointly provide coverage against claims based on occurrences within the policy periods up to a maximum of $101 million for each occurrence and $102 million in the aggregate.  We cannot be certain we will be able to obtain insurance coverage in the future at acceptable levels or that the costs of such insurance will be reasonable.  Further, successful assertion against us of one or a series of large uninsured claims, or of a series of claims exceeding our insurance coverage, could have a material adverse effect on our business, results of operations and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first six months of 2002, the Company used cash of $1.2 million from operating activities.  The Company generated $24.7 million from net income and non-cash expenses such as depreciation and amortization. This amount was reduced by an increase of $39.3 million in trade receivables, as well as an increase of $24.1 million in inventories, that was mostly offset by an increase in trade payables of $21.2, and an additional increase in other liabilities and deferred taxes of $19.3 million.  The increase in trade receivables reflect increased shipments near the end of the quarter compared to the year end of 2001.  Increased inventory levels reflect an increase of work in process as the Company implemented a new quality improvement process that added an additional stage to the final completion of the product.  Increased payables and liabilities are reflective of increased purchases for model change, accruals for current income taxes payable, and various other accrued liabilities.

The Company has credit facilities consisting of a revolving line of credit of up to $70.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on September 30, 2004, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at June 29, 2002 was $27.0 million.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables.  The Company’s dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below.  At June 29, 2002, the Company had working capital of approximately $83.5 million, an increase of $19.8 million from working capital of $63.7 million at December 29, 2001.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $6.8 million in the first half of 2002, primarily for completing the Company’s warranty and service center project in Harrisburg, Oregon, as well as various other smaller projects.  The Company anticipates that capital expenditures for all of 2002 will be approximately $10 to $12 million, which includes $4 to $5 million of routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer’s inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company’s financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $423.0 million as of June 29, 2002, with approximately 9.8% concentrated with one dealer.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less		1 to 3 years		4 to 5 years	Thereafter	Total

Long-term debt (1)	$10,000		$25,000		$0	$0	$35,000
Operating Leases (2)	2,204		2,988		1,350	4,333	10,875

Total Contractual Cash Obligations	$12,204		$27,988		$1,350	$4,333	$45,875

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less		1 to 3 years		4 to 5 years	Thereafter	Total

Lines of Credit (3)	$0		$70,000		$0	$0	$70,000
Guarantees	9,900	(4)	16,039	(2)	0	0	25,939
Repurchase Obligations (5)	0		423,000		0	0	423,000
Total Commitments	$9,900		$509,039		$0	$0	$518,939

(1)  See Note 7 to the financials.

(2)  Various leases including manufacturing facilities, aircraft, and machinery and equipment.  See Note 8 to the financials.

(3)  See Note 5  to the financials.  The amount listed represents available borrowings on the line of credit at June 29, 2002.

(4)  See Note 8 to the financials.

(5)  Reflects obligations under manufacturer repurchase commitments.  See Note 8 to the financials.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

SFAS 143, Accounting for Asset Retirement Obligations

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

FAS 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002

This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The Company has reviewed this pronouncement and will consider it’s impact on any relevant transactions.

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities

This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  Those costs include, but are not limited to, the following:

a.  Termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits),

b.  Costs to terminate a contract that is not a capital lease, and,

c.  Costs to consolidate facilities or relocate employees.

This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations.  The impact of this pronouncement on the Company’s financial statements is not expected to be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held on May 16, 2002 in Coburg, Oregon, the Stockholders (i) elected three Class I directors to serve on the Company’s Board of Directors, (ii) amended the Company’s Director Option Plan to (a) extend the term of the Director Plan an additional ten years until March 2012; and (b) make certain other changes to the Director Option Plan as set forth in the proxy statement, (iii) amended the Company’s Incentive Stock Option Plan to (a) increase the number of shares issuable thereunder by 600,000 shares; (b) extend the term of the Incentive Stock Option Plan an additional ten years until March 2012; (c) allow “performance based compensation” grants under the Stock Plan in compliance with Section 162(m) of the Tax Code; and (d) make certain other changes to the Incentive Stock Option Plan as set forth in the proxy statement, and (iv)  ratified the Company’s appointment of PricewaterhouseCoopers LLP as independent auditors.

The vote for the election of the three Class I directors was as follows:

Nominee	For	Withheld
Kay L. Toolson	21,658,908	5,596,701
Richard A. Rouse	27,118,611	136,998
L. Ben Lytle	27,125,376	130,233

The vote for amending the Company’s Director Option Plan was as follows:

For	Against		Abstained
21,591,918	4,601,669	+	1,162,572

The vote for amending the Company’s Incentive Stock Option Plan was as follows:

For	Against		Abstained
14,300,095	11,902,077	+	1,153,987

The vote for ratifying the appointment of PricewaterhouseCoopers LLP was as follows:

For	Against	Abstained
27,106,679	139,544	9,386

+ Includes 3,692,636 broker nonvotes

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Amended and Restated Bylaws of the Registrant.
	10.1	1993 Incentive Stock Option Plan as Amended Through May 16, 2002.
	10.2	1993 Director Option Plan as Amended Through May 16, 2002.
	99.1	Certification by CEO and CFO of Financial Statements.

(b)	Reports on Form 8-K

No reports on Form 8-K were required to be filed during the quarter ended June 29, 2002, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	August 13, 2002	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)