Form 10-K/A
period 2001-12-29
MONACO COACH CORP /DE/
filed 2002-11-12
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2002 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

This document consists of 54 pages.  The Exhibit Index appears at page 48.

INDEX

PART I

ITEM 1.	BUSINESS

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

ITEM 1.  BUSINESS

Monaco Coach Corporation (the “Company”) is a leading manufacturer of premium Class A motor coaches, Class C motor coaches and towable recreational vehicles.  The Company’s product line consists of thirty-two models of motor coaches and seven models of towables (fifth wheel trailers and travel trailers) under the “Monaco”,  “Holiday Rambler”, “Royale Coach”, “Beaver”, “Safari”, and “McKenzie Towables” brand names.  The Company’s products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $60,000 to $1.0 million for motor coaches and from $20,000 to $65,000 for towables.  Based upon retail registrations in 2001, the Company believes it had a 20.5% share of the market for Class A motor coaches, a 13.7% share of the market for mid-to-high end fifth wheel trailers (units with retail prices above $25,000) and a 23.9% share of the market for mid-to-high end travel trailers (units with retail prices above $20,000).  The Company’s products are sold through an extensive network of 385 dealerships located primarily in the United States and Canada.

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

BACKLOG

The Company’s products are generally manufactured against orders from the Company’s dealers. As of December 29, 2001, the Company’s backlog of orders was $202.0 million, compared to $80.6 million at December 30, 2000.  The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months.  Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.  The Company expects to fill all backlog orders.*

COMPETITION

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

	2000	2001
	(in thousands, except per share data)
Net sales	$1,093,000	$1,015,000
Net income	36,000	14,000

Diluted earnings per common share	$1.25	$0.48

3.  INVENTORIES:

                Inventories consist of the following:

	December 30, 2000	December 29, 2001

	(in thousands)
Raw materials	$45,187	$53,160
Work-in-process	31,739	44,436
Finished units	37,471	29,479
	$114,397	$127,075

4.  PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment consist of the following:

	December 30, 2000	December 29, 2001

	(in thousands)
Land	$6,687	$11,999
Buildings	83,564	99,333
Equipment	20,559	22,838
Furniture and fixtures	6,644	9,479
Vehicles	1,232	1,571
Leasehold improvements	854	1,472
Construction in progress	3,504	2,376
	123,044	149,068
Less accumulated depreciation and amortization	19,454	26,273
	$103,590	$122,795

5.  ACCRUED EXPENSES AND OTHER LIABILITIES:

	December 30, 2000	December 29, 2001

	(in thousands)
Payroll, vacation and related accruals	$11,371	$12,580
Payroll and property taxes	1,491	1,172
Reserve for warranty claims	15,479	29,721
Reserve for product liability claims	6,391	17,597
Promotional and advertising	1,271	1,345
Other	2,475	4,489
	$38,478	$66,904

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

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant. (Previously filed)

23.1	Consent of Independent Accountants. (Previously filed)

24.1	Power of Attorney (Previously filed)

+                                                                                         The item listed is a compensatory plan.

(b)	REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the year ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2002	MONACO COACH CORPORATION

	By:	/s/ P. Martin Daley
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

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant. (Previously filed)

23.1	Consent of Independent Accountants. (Previously filed)

24.1	Power of Attorney (Previously filed).

+        The item listed is a compensatory plan.