Form 10-Q
period 2002-09-28
MONACO COACH CORP /DE/
filed 2002-11-12
CIK 910619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 28, 2002
or

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

YES  ☒               NO  ☐

The number of shares outstanding of common stock, $.01 par value, as of September 28, 2002:  28,869,264

MONACO COACH CORPORATION

FORM 10-Q

September 28, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands)

	December 29, 2001	September 28, 2002
ASSETS
Current assets:
Trade receivables, net	$82,885	$111,383
Inventories	127,075	167,543
Prepaid expenses	2,063	4,552
Deferred income taxes	27,327	32,410
Total current assets	239,350	315,888

Notes receivable	8,157	7,845
Property, plant and equipment, net	122,795	128,155
Debt issuance costs, net of accumulated amortization of $75, and $313, respectively	940	702
Goodwill, net of accumulated amortization of $5,320 and $5,320, respectively	55,856	55,255

Total assets	$427,098	$507,845

LIABILITIES
Current liabilities:
Book overdraft	$5,889	$9,812
Line of credit	26,004	14,804
Current portion of long-term note payable	10,000	10,000
Accounts payable	66,859	96,649
Income taxes payable	0	8,199
Accrued expenses and other liabilities	66,904	84,743
Total current liabilities	175,656	224,207

Long-term note payable	30,000	22,500
Deferred income taxes	8,312	13,935
Total liabilities	213,968	260,642

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 28,632,774 and 28,869,264 issued and outstanding, respectively	286	289
Additional paid-in capital	48,522	50,162
Retained earnings	164,322	196,752
Total stockholders’ equity	213,130	247,203
Total liabilities and stockholders’ equity	$427,098	$507,845

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Net sales	$240,831	$314,680	$675,483	$922,022
Cost of sales	210,283	271,863	593,643	800,230
Gross profit	30,548	42,817	81,840	121,792

Selling, general and administrative expenses	18,949	22,783	51,677	66,455
Amortization of goodwill	161	0	484	0
Operating income	11,438	20,034	29,679	55,337

Other income, net	(42)	3	320	47
Interest expense	(539)	(633)	(1,638)	(2,000)
Income before income taxes	10,857	19,404	28,361	53,384

Provision for income taxes	4,234	7,616	11,061	20,953

Net income	$6,623	$11,788	$17,300	$32,431

Earnings per common share:
Basic	$.23	$.41	$.61	$1.13
Diluted	$.23	$.40	$.59	$1.10

Weighted average common shares outstanding:
Basic	28,550,019	28,859,515	28,506,844	28,793,435
Diluted	29,390,018	29,527,539	29,241,263	29,604,369

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Nine Months Ended
	September 29, 2001	September 28, 2002

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$17,300	$32,431
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain (loss) on sale of assets	(74)	164
Depreciation and amortization	5,212	6,364
Deferred income taxes	567	(1,511)
Changes in working capital accounts:
Trade receivables, net	(3,497)	(28,668)
Inventories	13,174	(40,468)
Prepaid expenses	319	(2,582)
Accounts payable	(8,440)	30,045
Income taxes payable	5,123	13,234
Accrued expenses and other liabilities	(2,345)	16,480
Net cash provided by operating activities	27,339	25,489
Cash flows from investing activities:
Additions to property, plant and equipment	(6,262)	(13,055)
Proceeds from sale of assets	106	384
Payments for business acquisition	(24,320)
Issuance of notes receivable	(4,750)	312
Net cash used in investing activities	(35,226)	(12,359)
Cash flows from financing activities:
Book overdraft	(1,691)	3,923
Payments on lines of credit, net	(30,304)	(11,196)
Borrowings (payments) on long-term note payable	40,000	(7,500)
Debt issuance costs	(994)
Issuance of common stock	876	1,643
Net cash provided (used) by financing activities	7,887	(13,130)
Net change in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 29, 2001 and September 28, 2002, and the results of its operations for the quarters and nine-month periods ended September 29, 2001 and September 28, 2002, and cash flows of the Company for the nine-month periods ended September 29, 2001 and September 28, 2002.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 29, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended December 29, 2001.

2.            Acquisition of SMC Corporation

On August 6, 2001, the Company completed the acquisition of all of the outstanding stock of SMC Corporation (“SMC”) at a price of $3.70 per share through a cash tender offer and back-end cash merger.  The cash paid for SMC, including transaction costs of $3,062,000, totaled $24,320,000.  The total assets acquired and liabilities assumed of SMC based on estimated fair values at August 6, 2001, is as follows:

(in thousands)

Receivables	$6,678
Inventories	25,360
Deferred tax asset	17,418
Property and equipment	14,776
Prepaids and other assets	21
Goodwill	37,317
Total assets acquired	101,570

Book overdraft	(1,551)
Notes payable	(16,345)
Accounts payable	(23,824)
Accrued liabilities	(35,530)
Total liabilities assumed	(77,250)

Total assets acquired and liabilities assumed	$24,320

3.            Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 29, 2001	September 28, 2002
	(in thousands)
Raw materials	$53,160	$71,246
Work-in-process	44,436	62,143
Finished units	29,479	34,154
	$127,075	$167,543

4.            Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired.  At each balance sheet date, management assesses whether there has been permanent impairment in the value of goodwill.  The amount of any such impairment is determined by comparing the fair value of the associated goodwill with its carrying value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.  As of September 28, 2002, as required by Financial Accounting Standards Board (“FASB”) Statement No. 142, management has determined that there has been no impairment of goodwill requiring a write down.  FASB Statement No. 142 also states that goodwill and other intangible assets with indefinite lives are no longer subject to amortization.  Therefore, in accordance with the requirements of FASB Statement No. 142, the Company has not recorded amortization for the period ending September 28, 2002.

The following table presents the impact of SFAS 142 on net income and net income per share had SFAS 142 been in effect prior to the three and nine month periods ended September 29, 2001:

	Quarter Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Net income as reported	$6,623	$11,788	$17,300	$32,431
Add: Amortization of goodwill	161	0	320	0
Income tax effect	(63)	0	(125)	0
Net income - adjusted	$6,721	$11,788	$17,495	$32,431

Earnings per common share:
Basic	$.23	$.41	$.61	$1.13
Diluted	$.23	$.40	$.60	$1.10

5.            Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $70 million.  At the election of the Company, the line of credit bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the line at varying rates, determined by the Company’s leverage ratio.  The revolving line of credit is due and payable in full on September 30, 2004, and requires monthly interest payments.  The balance outstanding under the line of credit at September 28, 2002 was $15 million.  The line of credit is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

6.            Long-term Note Payable

The Company has a long-term note payable of $32.5 million outstanding at September 28, 2002.  The term note bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term note requires monthly interest payments and quarterly principal payments and is collateralized by all the assets of the Company.  The term note is due and payable in full on September 28, 2005.

The following table displays the scheduled future principal payments by fiscal year that will be due on the term loan.

Year	Amount of Payment Due
(in thousands)
2002	$2,500
2003	12,500
2004	10,000
2005	7,500
$32,500

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

	Quarter Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002
Basic
Issued and outstanding shares (weighted average)	28,550,019	28,859,515	28,506,844	28,793,435

Effect of Dilutive Securities
Stock Options	839,999	668,024	734,419	810,934
Diluted	29,390,018	29,527,539	29,241,263	29,604,369

8.            Commitments and Contingencies

Repurchase Agreements

Most dealers finance units on a “floor plan” basis with a bank or finance company lending the dealer all or substantially all of the wholesale purchase price and retaining a security interest in the vehicles.  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  These agreements provide that, for varying periods of up to 18 months after a unit is shipped, the Company will repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default.  The risk of loss resulting from these agreements is further reduced by the resale value of the products repurchased.  The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $426.8 million as of September 28, 2002, with approximately 10.1% concentrated with one dealer.

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

Debt Guarantee

In 2000, the Company entered into an agreement with Outdoor Resorts of Las Vegas (“ORLV”) and ORLV’s parent company Outdoor Resorts of America (“ORA”), for the purpose of constructing a luxury motor coach resort in Las Vegas, Nevada.  In the first quarter of 2001, two additional projects, one in Naples, Florida (“ORN”), and the other in Indio, California (“ORMCC”), were added.  As of September 28, 2002, the Company has recorded $7.8 million in the form of a long term note receivable from ORA and its respective subsidiaries.  Accrued interest receivable from the loans was $1.5 million at September 28, 2002, of which approximately $779,000 was in arrears due to delays in development of the respective projects.  Accordingly, the Company has reserved the entire interest receivable.

As part of the financing structure for the projects, the Company also agreed to act as co-guarantor with ORLV’s parent company, ORA, on an $11.2 million construction loan for the Las Vegas resort.  At September 28, 2002, ORLV and ORA had approximately $9.9 million outstanding on the construction loan.  In return for the Company’s loans and guarantee commitment, ORLV and ORA has agreed to pay interest and income participation to the Company.  This guarantee has off-balance sheet credit risk until the construction loan is fully repaid.  The Company could incur a loss if the proceeds from the sale of lots are insufficient to satisfy the construction loan.

During the quarter ended September 28, 2002, the Company reached an agreement in principle with ORA to acquire all of the outstanding stock of ORLV, ORN, and ORMCC (the Projects).  As consideration, Monaco will assume the current debt and liabilities of the projects of approximately $30 million, including the $7.8 million note payable to the Company, and the $10 million co-guaranteed debt. The transaction is subject to due diligence procedures by the Company, and execution of a definitive agreement.  As of September 28, 2002, due diligence procedures have been substantially completed.  The Company intends to finalize the definitive agreements, and complete the acquisition during the fourth quarter of 2002.  This planned acquisition relieves ORA of certain debt pressures associated with resort construction, and will allow ORA to continue to focus on development and lot sales, as well as providing management services for the Company on the Projects.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include, but are not limited to, those below that have been marked with an asterisk (*).  In addition, the Company may from time to time make forward-looking statements through statements that include the words “believes”, “expects”, “anticipates” or similar expressions.  Such forward-looking statements involve known and  unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.  The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption “Factors That May Affect Future Operating Results.”  The Company cautions the reader, however, that these factors may not be exhaustive.

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

RESULTS OF OPERATIONS

Quarter ended September 28, 2002 Compared to Quarter ended September 29, 2001

Third quarter net sales were up 30.7% to $314.7 million compared to $240.8 million for the same period last year. Gross diesel motorized sales revenues were up 35.3%, while gas motorized were up 25.0%, reflecting an improved market. The Company’s gross towable sales were up 17.5% as the Holiday Rambler towable operations reported increases that more than offset decreases on the McKenzie towable sales.  The Company’s overall unit sales were up 20.0% in the third quarter of 2002 with diesel motorized unit sales up 31.8% to 1,445 units, gas motorized unit sales up 16.9% to 596 units, and towable unit sales up by 5.2% to 805 units.  The Company’s total average unit selling price increased to $112,000 from $101,700 in the same period last year.

Gross profit for the third quarter of 2002 increased to $42.8 million, up from $30.5 million in 2001, and gross margin increased from 12.7% in the third quarter of 2001 to 13.6% in the third quarter of 2002.  The increase in gross margin over the prior year was primarily due to a reduction in indirect costs as a percentage of sales, as the Company was able to leverage plant operations with higher production leveles compared to last year.  The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $3.8 million to $22.8 million in the third quarter of 2002 and decreased as a percentage of sales from 7.9% in 2001 to 7.2% in 2002.  Selling, general and administrative expenses in the third quarter of 2002, included slight decreases, as a percentage of sales, in spending related to retail promotion efforts, administrative and selling wages, and advertising.  The Company’s selling, general, and administrative expense may fluctuate in future periods depending on the Company’s strategy  of retail promotions as a  result of difficult market conditions or competitive pressures.

Operating income was $20.0 million, or 6.4% of sales in the third quarter of 2002 compared to $11.4 million, or 4.7% of sales in the similar 2001 period.  The increase in operating margins reflects an improved gross profit combined with lower selling, general and administrative costs as a percentage of sales.

Net interest expense was $633,000 in the third quarter of 2002 compared to $539,000 in the comparable 2001 period, reflecting a higher level of borrowing during the third quarter of 2002 due to higher inventory and accounts receivable balances.  The Company reported a provision for income taxes of $7.6 million, or an effective tax rate of 39.3% in the third quarter of 2001, compared to $4.2 million, or an effective tax rate of 39.0% for the comparable 2001 period.

Net income for the third quarter of 2002 was $11.8 million compared to $6.6 million in 2001 due to an improved operating margin.

Nine Months ended September 28, 2002 Compared to Nine Months ended September 29, 2001

Net sales increased 36.5% to $922.0 million compared to $675.5 million for the same period last year.  Gross diesel  motorized sales revenues were up 37.8%, gas motorized were up 44.4%, and towables were up 9.8%.  Overall unit sales for the Company were up 20.8% in the first nine months of 2002 compared to the similar period in 2001 with diesel motorized unit sales up 30.7% to 4,429 units, gas motorized up 37% to 1,630 units, and  towable unit sales down .4% to 2,475.

Gross profit for the nine-month period ended September 28, 2002 increased to $121.8 million from $81.8 million in 2001, and gross margin increased to 13.2% in 2001 from 12.1% in 2000. Gross margin in the first nine months of 2002 was positively impacted by reduced sales discounts, which net against gross sales as well as improved production efficiencies created by increased volume.

Selling, general, and administrative expenses increased by $14.8 million to $66.5 million in the first nine months of 2002 and decreased as a percentage of sales from 7.7% in 2001 to 7.2% in 2002.  Selling, general and administrative expenses in the first nine months of 2002 included decreases, as  percentages of sales, spending related to retail promotion efforts, selling and administrative wages, and advertising.

Operating income increased to $55.3 million in the first nine months of 2002 from $29.7 million in 2001.  The Company’s lower selling, general, and administrative expense as a percentage of sales combined with improvements in the Company’s gross margin, resulted in an increase in operating margin to 6.0% in the first nine months of 2002 compared to 4.4% in the first nine months of 2001.

Net interest expense was $2.0 million in the first nine months of 2002 compared to $1.6 million in the comparable 2001  period, reflecting a higher level of borrowing during the first nine months of 2002.

The Company reported a provision for income taxes of $21.0 million, or an effective tax rate of 39.3% for the first nine months of 2002, compared to $11.1 million, or an effective tax rate of 39.0% for the comparable 2001 period.

Net income for the first nine months of 2002 was $32.4 million compared to $17.3 million in 2001 due to the increase in sales combined with an improved operating margin.

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

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities.  For example, unit sales of recreational vehicles (excluding conversion vehicles) peaked at approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996.  The industry peaked again in 1999 at approximately 321,000 units and declined in 2000 and 2001 to approximately 300,000 and 257,000 units, respectively.  Our business is necessarily subject to the cyclical nature of this industry.  Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence.  The recent decline in consumer confidence and slowing of the overall economy may adversely affect the recreational vehicle market.  An extended continuation of these conditions would materially affect our business, results of operations and financial condition.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 385 dealerships located primarily in the United States and Canada as of September 28, 2002, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the nine months ended September 28, 2002, sales to one dealer, Lazy Days RV Center, accounted for 12.3% of total sales compared to 12.2%  of sales in the same period ended last year.  For the nine months ended September 28, 2002, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 40.40% of sales, compared to 39.0% of sales for the same period ended last year.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $426.8 million as of September 28, 2002, with approximately 10.1% concentrated with one dealer.  If we have to repurchase a significant number of our products in the future, it could have a material adverse effect on our financial condition, business and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first nine months of 2002, the Company generated cash of $25.5 million from operating activities.  The Company generated $38.8 million from net income and non-cash expenses such as depreciation and amortization. This amount was reduced by an increase of $28.7 million in trade receivables, as well as an increase of $40.5 million in inventories, that was mostly offset by an increase in trade payables and accrued liablilities of $30.0 million, and $16.5 million, respectively.  An increase in income taxes payable of $13.2 million further reduced the impact of the increases in inventories and accounts receivable.  The increase in trade receivables reflect increased shipments near the end of the quarter compared to the year end of 2001.  Increased inventory levels reflect an increase of work in process as the Company implemented a new quality improvement process that added an additional stage to the final completion of the product.  Increased payables and liabilities are reflective of increased purchases for model change, accruals for current income taxes payable, and various other accrued liabilities.

The Company has credit facilities consisting of a revolving line of credit of up to $70.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on September 30, 2004, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at September 28, 2002 was $14.8 million.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

During the quarter ended September 28, 2002, the Company reached an agreement in principle with ORA to acquire all of the outstanding stock of ORLV, ORN, and ORMCC (the Projects).  As consideration, Monaco will assume the current debt and liabilities of the Projects of approximately $30 million, including $7.8 million in notes payable to the Company, and $10 million in co-guaranteed debt.  To accomplish this, the Company has obtained financing from its current lending facility, in the form of a long-term note in the amount of $22.0 million.

The Company’s principal working capital requirements are for purchases of inventory and, to a lesser extent, financing of trade receivables.  The Company’s dealers typically finance product purchases under wholesale floor plan arrangements with third parties as described below.  At September 28, 2002, the Company had working capital of approximately $91.7 million, an increase of $28.0 million from working capital of $63.7 million at December 29, 2001.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $13.1 million in the first nine months of 2002, which included costs for routine capital expenditures, completing the cabinet shop renovation in Indiana, as well as, incurring costs with a paint shop addition in Indiana.  The Company has also begun construction on a new Florida service center, which will replace it’s two existing service facilities in Florida.  The Company anticipates that capital expenditures for all of 2002 will be approximately $19 to $20 million, which includes expenditures in the fourth quarter relating to the expansion of our towables facility in Indiana, routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to repurchase a dealer’s inventory under certain circumstances in the event of a default by the dealer to its lender. If the Company were obligated to repurchase a significant number of its products in the future, it could have a material adverse effect on the Company’s financial condition, business and results of operations. The Company’s contingent obligations under repurchase agreements vary from period to period and totaled approximately $426.8 million as of September 28, 2002, with approximately 10.1% concentrated with one dealer.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term debt(1)	$10,000	$22,500	$0	$0	$32,500
Operating Leases(2)	2,204	2,563	1,350	4,333	10,450
Total Contractual Cash Obligations	$12,204	$25,063	$1,350	$4,333	$42,950

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less		1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit(3)	$0		$70,000		$0	$0	$70,000
Guarantees	9,900	(4)	16,039	(2)	0	0	25,939
Repurchase Obligations(5)	0		426,800		0	0	426,800
Total Commitments	$9,900		$512,839		$0	$0	$522,739

(1)          See Note 6 to the financials.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) have concluded that as of a date within 90 days of the filing date of this report (the “Evaluation Date”) our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

Subsequent to the “Evaluation Date”, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

Item 5.  Audit Committee Approval of Non-Audit Services

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing non-audit services approved by the Company’s Audit Committee to be performed by the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company.  During the three months ended September 28, 2002, the Audit Committee approved an engagement of PricewaterhouseCoopers LLP, the company’s external auditor, for non-audit services connected with due diligence procedures on the acquisition of Outdoor Resorts Las Vegas, Outdoor Resorts Naples, and Outdoor Resorts Motorcoach Country Club.

Item 6.  Exhibits and Reports on Form 8-K

(a)                    Exhibits

10.1                 1993 Incentive Stock Option Plan as Amended Through October 23, 2002.

99.1                 Certification by CEO and CFO of Financial Statements.

(b)                   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	November 12, 2002	/s/: P. Martin Daley
P. Martin Daley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Sarbanes-Oxley Section 302(a) Certification

I, P. Martin Daley, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Monaco Coach Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	/s/: P. Martin Daley
P. Martin Daley
Vice President and Chief Financial Officer

Sarbanes-Oxley Section 302(a) Certification

I, Kay L. Toolson, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Monaco Coach Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	/s/: Kay L. Toolson
Kay L. Toolson
Chief Executive Officer