Form 10-K
period 2002-12-28
MONACO COACH CORP /DE/
filed 2003-03-20
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2002

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

Registrant’s telephone number, including area code: (541) 686-8011

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 31, 2003 as reported on the New York Stock Exchange, was approximately $321 million.  Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive for other purposes.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒  No ☐

The aggregate market value of the Common Stock held by non-affiliates (which for this purpose does not include directors or officers) of the Registrant, based upon the closing sale price of the Common Stock on June 29, 2002 as reported on the New York Stock Exchange, was approximately $546 million.

As of January 31, 2003, the Registrant had 28,948,376 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2003 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

This document consists of 58 pages.  The Exhibit Index appears at page 57.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include without limitation those below marked with an asterisk (*).  In addition, the Company may from time to time make oral forward-looking statements through statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under “Factors That May Affect Future Operating Results” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The Company cautions the reader, however, that these factors may not be exhaustive.

ITEM 1.  BUSINESS

Monaco Coach Corporation (the “Company”) is a leading manufacturer of premium Class A motor coaches, Class C motor coaches and towable recreational vehicles.  The Company’s product line consists of thirty-three models of motor coaches and seven models of towables (fifth wheel trailers and travel trailers) under the “Monaco,”  “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie Towables” brand names.  The Company’s products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $70,000 to $1.1 million for motor coaches and from $25,000 to $65,000 for towables.  Based upon retail registrations in 2002, the Company believes it had a 32.8% share of the market for diesel Class A motor coaches, a 17.8% share of the market for all Class A  motor coaches, a 12.0% share of the market for mid-to-high end fifth wheel trailers (units with retail prices above $20,000) and a 20.3% share of the market for mid-to-high end travel trailers (units with retail prices above $17,000).  At December 28, 2002, the Company’s products were sold through an extensive network of 420 dealerships located primarily in the United States and Canada.

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

On November 27, 2002, the Company acquired from Outdoor Resorts of America, Inc. (“ORA”) three luxury motor coach resort properties being developed by ORA in Las Vegas, Nevada; Indio, California; and Naples, Florida.  The resorts offer individual lots to owners, with undivided interests in the resort amenities.  Amenities at the resorts include such features as tennis courts, swimming pools, par three golf courses, and club houses. These motor coach resorts provide a destination location for many of the high-line motor coaches that the Company produces.  By providing upscale motor coach resorts, the Company believes that it’s products will appeal to an increasing number of new customers, further solidifying the Company’s position in the marketplace.

Of the three resort locations acquired, the Las Vegas, Nevada and Indio, California locations are completed for the first phase of construction.  The Company anticipates selling through the first phase, and will evaluate the market conditions for completion of subsequent phases at that time.*  The Naples, Florida property is undeveloped, and the Company has entered into an agreement to sell the property, in an undeveloped state, in the second quarter of 2003.

The Company’s website is located at www.monaco-online.com.  The Company provides free of charge through a link on its website access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and

Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

PRODUCTS

The Company currently manufactures thirty-three motor coaches and seven towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range.  The Company’s product offerings currently target four product types within the recreational vehicle market: Class A motor coaches, Class C motor coaches, fifth wheel trailers, and travel trailers.  The Company does not currently compete in any other product categories of the recreational vehicle industry.  During the  second quarter of 2002, the Company introduced three new products, the Traveler, a new mid-priced edition of the Holiday Rambler brand gasoline motor coach, the Baron, a new low priced edition of the Beaver brand diesel motor coach, and  the Panther, a new high-end edition of the Safari brand diesel motor coach.  These products were designed to fill  retail price points previously without a product offering from the Company.

The following table highlights the Company’s product offerings as of December 28, 2002:

COMPANY MOTOR COACH PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Class A
Royale Coach	$600,000-$1.1 million	Monaco
Marquis	$445,000-$535,000	Beaver
Signature Series	$470,000-$520,000	Monaco
Executive	$370,000-$420,000	Monaco
Navigator	$370,000-$420,000	Holiday Rambler
Panther	$335,000-$390,000	Safari
Patriot	$310,000-$360,000	Beaver
Dynasty	$295,000-$330,000	Monaco
Imperial	$265,000-$295,000	Holiday Rambler
Contessa	$255,000-$270,000	Beaver
Windsor	$225,000-$270,000	Monaco
Camelot	$220,000-$240,000	Monaco
Scepter	$220,000-$240,000	Holiday Rambler
Zanzibar	$215,000-$245,000	Safari
Monterey	$210,000-$230,000	Beaver
Sahara	$185,000-$210,000	Safari
Endeavor	$160,000-$195,000	Holiday Rambler
Diplomat	$160,000-$195,000	Monaco
Santiam	$155,000-$180,000	Beaver
Cheetah	$140,000-$160,000	Safari
Knight	$135,000-$170,000	Monaco
Ambassador	$135,000-$170,000	Holiday Rambler
Baron	$135,000-$160,000	Beaver
Cayman	$115,000-$130,000	Monaco
Neptune	$115,000-$130,000	Holiday Rambler
LaPalma	$ 95,000-$120,000	Monaco
Vacationer	$ 95,000-$115,000	Holiday Rambler
Trek	$ 90,000-$110,000	Safari
Traveler	$ 85,000-$110,000	Holiday Rambler
Monarch	$ 75,000-$105,000	Monaco
Admiral	$ 75,000-$105,000	Holiday Rambler

Class C
Atlantis	$ 65,000-$ 75,000	Holiday Rambler
Rogue	$ 65,000-$ 75,000	Monaco

COMPANY TOWABLE PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Medallion Fifth Wheel	$ 40,000-$ 65,000	McKenzie
Presidential Fifth Wheel	$ 40,000-$ 45,000	Holiday Rambler
Presidential Travel Trailer	$ 40,000-$ 45,000	Holiday Rambler
Lakota Fifth Wheel	$ 30,000-$ 50,000	McKenzie
Alumascape Fifth Wheel	$ 30,000-$ 40,000	Holiday Rambler
Alumascape Travel Trailer	$ 25,000-$ 35,000	Holiday Rambler
Lakota Travel Trailer	$ 25,000-$ 35,000	McKenzie

In 2002, the average unit wholesale selling prices of the Company’s motor coaches, fifth wheel trailers and travel trailers, were approximately $141,800, $33,400, and $24,000, respectively.  The Company’s motor coach products generated 89.6%, 90.3%, and 91.9% of total revenues for the fiscal years 2000, 2001, and 2002, respectively.

The Company’s recreational vehicles are designed to offer all the comforts of home within a 215 to 415 square foot area.  Accordingly, the interior of the recreational vehicle is designed to maximize use of available space.  The Company’s products are designed with five general areas, all of which are smoothly integrated to form comfortable and practical mobile accommodations.  The five areas are the living room, kitchen, dining room, bathroom, and bedroom.  For each model, the Company offers a variety of interior layouts.

Each of the Company’s recreational vehicles comes fully equipped with a wide range of kitchen and bathroom appliances, audio and visual electronics, communication devices, and other amenities, including couches, dining tables, closets, and storage spaces.  All of the Company’s recreational vehicles incorporate products from well-recognized suppliers, including: stereos, CD and cassette players, VCR’s, DVD’s, and televisions from Quasar, Bose, Panasonic, and Sony; microwave ovens from Sharp, Magic Chef, and General Electric; stoves and ranges from KitchenAid and Modern Maid; engines from Cummins and Caterpillar; transmissions from Allison; and chassis from Ford and Workhorse.  The Company’s high end products offer top-of-the-line amenities, including 25” Sony stereo televisions, GPS systems from Carin, fully automatic DSS (satellite) systems, Corian and Wilsonart solid surface kitchen and bath countertops, imported ceramic tile, leather furniture, and Ralph Lauren fabrics.

PRODUCT DESIGN

To address changing consumer preferences, the Company modifies and improves its products each model year and typically redesigns each model every three or four years.  The Company’s designers work with the Company’s marketing, manufacturing, and service departments to design a product that is appealing to consumers, practical to manufacture, and easy to service.  The designers try to maximize the quality and value of each model at the strategic retail price point for that model.  The marketing and sales staff suggest features or characteristics that they believe could be integrated into the various models to differentiate the Company’s products from those of its competitors.  By working with manufacturing personnel, the Company’s product designers engineer the recreational vehicles so that they can be built efficiently and with high quality.  Service personnel suggest ideas to improve the serviceability and reliability of the Company’s products and give the designers feedback on the Company’s past designs.

The exteriors of the Company’s recreational vehicles are designed to be aesthetically appealing to consumers, aerodynamic in shape for fuel efficiency, and practical to manufacture.  The Company has an experienced team of computer-aided design personnel to complete the product design and produce prints from which the products will be manufactured.

The Company expensed $783,000, $975,000, and $1.2 million for research and development in the fiscal years 2000, 2001, and 2002, respectively.

SALES AND MARKETING

DEALERS

The Company expanded its dealer network over the past year from 385 dealerships at the beginning of 2002 to 420 dealerships primarily located in the United States and Canada at December 28, 2002.  Revenue generated from shipments to dealerships located outside the United States were approximately  4.3%, 3.2%, and 3.0% of total sales for the fiscal years  2000, 2001, and 2002, respectively.  The Company intends to continue to expand its dealer network, primarily by adding additional Safari and Beaver dealers to increase dealer representation for these two brands.*  In addition, the Company intends to increase dealer representation for its towable products to support the expansion of the towable production facility in Elkhart, Indiana which is planned to be completed by June of 2003.*  The Company maintains an internal sales organization consisting of 36 account executives who service the Company’s dealer network.

The Company analyzes and selects new dealers on the basis of such criteria as location, marketing ability, sales history, financial strength, and the capability of the dealer’s repair services.  The Company provides its dealers with a wide variety of support services, including advertising subsidies and technical training, and offers certain model pricing discounts to dealers who exceed wholesale purchase volume milestones.  The Company’s sales staff is also available to educate dealers about the characteristics and advantages of the Company’s recreational vehicles compared with competing products.  The Company offers dealers geographic exclusivity to carry a particular model.  While the Company’s dealership contracts have renewable one or two-year terms, historically the Company’s dealer turnover rate has been low.

Dealers typically finance their inventory through revolving credit facilities established with asset-based lending institutions, including specialized finance companies and banks.  It is industry practice that such “floor plan” lenders require recreational vehicle manufacturers to agree to repurchase (for a period of 12 to 18 months from the date of the dealer’s purchase) motor coaches and towables previously sold to the dealer in the event the dealer defaults on its financing agreements.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Note 16 of Notes to the Company’s Consolidated Financial Statements.

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

The Company attempts to encourage and reinforce customer loyalty through clubs for the owners of its products so that they may share experiences and communicate with each other.  The Company’s clubs currently have more than 40,000 members.  The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company’s new models and obtain maintenance and service guidance.  Attendance at Company-sponsored rallies can be as high as 2,100 recreational vehicles per year.  The Company frequently receives support from its dealers and suppliers to host these rallies.

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

The Company offers a limited warranty to all new vehicle purchases.  The Company’s current limited warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (a limited structural warranty has a duration of five years for the front and sidewall frame structure, and a limited three year Warranty for the Roadmaster chassis). In addition, customers are protected by the limited warranties of major component suppliers such as those of Cummins Engine Company, Inc. (“Cummins”) (diesel engines), Caterpillar Inc. (“Caterpillar”) (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation (“Dana”) (axles), Meritor WABCO V.C.S. (“Meritor”) (axles), Allison Transmission Division of General Motors Corporation (“Allison”) (transmissions), Workhorse (chassis), and Ford Motor Company (“Ford”) (chassis). The Company’s limited warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company’s dealers or authorized service centers. As of December 28, 2002, the Company had 420 dealerships providing service to owners of the Company’s products. In addition, owners of the Company’s diesel products have access to the entire Cummins, and Caterpillar dealer networks, which include over 2,000 repair centers.

The Company operates service centers in Harrisburg, Oregon; Bend, Oregon; Elkhart, Indiana; Leesburg, Florida; and Tampa, Florida, with plans to add a facility in Wildwood, Florida, which will replace the Leesburg and Tampa facilities.  The Company had approximately 700 employees in customer service at December 28, 2002.  The Company maintains individualized production records and a computerized warranty tracking system which enable the Company’s service personnel to identify problems quickly and to provide individualized customer service.  While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center.  The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company’s customers and to quickly address their technical problems.

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

MANUFACTURING

The Company currently operates motorized manufacturing facilities in Coburg, Oregon; Bend, Oregon; and in Wakarusa, Indiana.  The Company’s towable manufacturing facilities are in Elkhart, Indiana.  The Company also operates its Royale Coach bus conversion facility in Elkhart, Indiana.

The Company’s motor coach production capacity at the end of 2002 based on a single shift five-day work week, was 25 units per day at its Coburg facility, 3 units per day at its Bend Facility, and 25 units per day at its

Wakarusa facility.  The Company’s current towables production capacity is 13 units per day at its Elkhart facility. The Company is currently utilizing approximately 73% of total capacity and therefore believes it is positioned to take advantage of future growth potential of the Company’s products within the RV market.*

The Company believes that its manufacturing process is one of the most vertically integrated in the recreational vehicle industry.  By manufacturing a variety of items, including the Roadmaster semi-monocoque diesel chassis, plastic components, some of its cabinetry and fiberglass parts, as well as many subcomponents, the Company maintains increased control over scheduling, component production, and overall product quality.  In addition, vertical integration enables the Company to be more responsive to market dynamics.

Each facility has several stations for manufacturing, organized into four broad categories: chassis manufacturing, body manufacturing, painting, and finishing.  It takes from two weeks to two months to build each unit, depending on the product.  The Company keeps a detailed log book during the manufacture of each product and inputs key information into its computerized service tracking system.

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

The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 1,000 vendors.  These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle.  The Company attempts to minimize its level of inventory by ordering most parts as it needs them.  Certain key components that require longer purchasing lead times are ordered based on planned needs.  Examples of these components are diesel engines, axles, transmissions, chassis, and interior designer fabrics.  The Company has a variety of major suppliers, including Allison, Workhorse, Cummins, Caterpillar, Dana, Meritor, and Ford.   The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them.  To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis, and transmissions in stock or available at the suppliers’ facilities and believes that, in an emergency, other suppliers could fill the Company’s needs on an interim basis.*  The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.*  Nevertheless, there can be no assurance that Allison, Ford, or any of the Company’s other suppliers will be able to meet the Company’s future requirements for transmissions, chassis, or other key components.  An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company’s business, results of operations, and financial condition.

BACKLOG

The Company’s products are generally manufactured against orders from the Company’s dealers. As of December 28, 2002, the Company’s backlog of orders was $220.4 million, compared to $201.6 million at December 29, 2001.  The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months.  Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

COMPETITION

The market for recreational vehicles is highly competitive.  The Company currently encounters significant competition at each price point for its recreational vehicle products.  The Company believes that the principal competitive factors that affect the market for the Company’s products include product quality, product features, reliability, performance, quality of support and customer service, loyalty of customers, brand recognition, and price.  The Company believes that it competes favorably against its competitors with respect to each of these factors.  The Company’s competitors include, among others: Coachmen Industries, Inc., Fleetwood Enterprises, Inc., National

R.V. Holdings, Inc., Thor Industries, Inc., and Winnebago Industries, Inc.  Many of the Company’s competitors have significant financial resources and extensive marketing capabilities.  There can be no assurance that either existing or new competitors will not develop products that are superior to or that achieve better consumer acceptance than the Company’s products, or that the Company will continue to remain competitive.

GOVERNMENT REGULATION

The manufacture and operation of recreational vehicles are subject to a variety of federal, state, and local regulations, including the National Traffic and Motor Vehicle Safety Act and safety standards for recreational vehicles and their components that have been promulgated by the Department of Transportation.  These standards permit the National Highway Traffic Safety Administration to require a manufacturer to repair or recall vehicles with safety defects or vehicles that fail to conform to applicable safety standards. Because of its sales in Canada, the Company is also governed by similar laws and regulations promulgated by the Canadian government.  The Company has on occasion voluntarily recalled certain products.  The Company’s operating results could be adversely affected by a major product recall or if warranty claims in any period exceed warranty reserves.

The Company is a member of the Recreation Vehicle Industry Association (the “RVIA”), a voluntary association of recreational vehicle manufacturers and suppliers, which promulgates recreational vehicle safety standards.  Each of the products manufactured by the Company has an RVIA seal affixed to it to certify that such standards have been met.

Many states regulate the sale, transportation, and marketing of recreational vehicles.  The Company is also subject to state consumer protection laws and regulations, which in many cases require manufacturers to repurchase or replace chronically malfunctioning recreational vehicles. Some states also legislate additional safety and construction standards for recreational vehicles.

The Company is subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”). The Company’s plants are periodically inspected by federal or state agencies, such as OSHA, concerned with workplace health and safety.

The Company believes that its products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA, and OSHA regulations and standards.  Amendments to any of the foregoing regulations and the implementation of new regulations could significantly increase the cost of manufacturing, purchasing, operating, or selling the Company’s products and could materially and adversely affect the Company’s net sales and operating results.  The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or cessation of operations.

The Company is subject to product liability and warranty claims arising in the ordinary course of business.  To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate.  There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the costs of insurance will be reasonable.  Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, operating results, and financial condition.

In 2002, the National Highway Traffic Safety Administration (NHTSA), enacted a new reporting requirement referred to as the Tread Act.  This act requires certain transportation manufacturers, including the Company, to provide detailed reporting of various repairs performed on products produced by transportation manufacturers.  The Company expects to meet the new requirements during the 2003 fiscal year.*

Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles.  These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional laws and regulations will be applicable to the Company and its products in the future.  Furthermore, no assurance can be given that any increase in personal income tax rates will not have a material adverse effect on the Company’s business, operating results, and financial condition by reducing demand for the Company’s products.

ENVIRONMENTAL REGULATION AND REMEDIATION

REGULATION  The Company’s recreational vehicle manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, and disposal of hazardous materials.  These laws are often revised and made more stringent, and it is likely that future amendments to these laws will impact the Company’s operations.

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

The Company has two currently unresolved air permit violation notices issued by a permitting agency.  The Company believes these violations have been cured and the Company is working with the permitting agency to close the matter.  The Company is aware of no other violations of any of its existing air permits at any of its owned or leased facilities at this time.  However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

REMEDIATION  The Company is currently involved in a voluntary remediation activity at one of its facilities acquired in the SMC acquisition.  The remediation project is associated with old abandoned fuel storage tanks.  Preliminary site evaluations delineated the extent of contamination to be confined to a relatively minor area.  Total project costs are expected to be under $40,000.  However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

EMPLOYEES

As of December 28, 2002, the Company had 5,790 full-time employees, including 4,500 in production, 91 in sales, 679 in service, and 520 in management and administration.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues.  The Company believes its relations with its employees are good.

The Company’s future prospects depend upon its key management personnel, including Kay L. Toolson, the Company’s Chief Executive Officer and John W. Nepute, the Company’s President.  The loss of one or more of these key management personnel could adversely affect the Company’s business.  The prospects of the Company also depend in part on its ability to attract and retain qualified technical, manufacturing, managerial, and marketing personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company as of March 13, 2003:

Name	Age	Position with the Company
Kay L. Toolson	59	Chairman and Chief Executive Officer
John W. Nepute	51	President
Richard E. Bond	49	Senior Vice President, Secretary, and Chief Administrative Officer
Martin W. Garriott	47	Vice President and Director of Oregon Manufacturing
Irvin M. Yoder	55	Vice President and Director of Indiana Manufacturing
Patrick F. Carroll	45	Vice President of Product Development
P. Martin Daley	38	Vice President and Chief Financial Officer
Michael P. Snell	34	Vice President of Sales
John B. Healey, Jr.	37	Vice President of Corporate Purchasing

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

Mr. Bond has served as Senior Vice President, Secretary, and Chief Administrative Officer of the Company since September 1999 and as Vice President, Secretary, and Chief Administrative Officer beginning in August of 1998.  Prior to that and from February 1997, he served the Company as Vice President, Secretary, and General Counsel, having joined the Company in January 1997.  From 1987 to December 1996, he held the position of Vice President, Secretary, and General Counsel of Holiday Rambler, and originally joined Holiday Rambler as Vice President and Assistant General Counsel in 1984.

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

ITEM 2.  PROPERTIES

The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company’s current and planned facilities:

FACILITY	OWNED/ LEASED	APPROXIMATE SQ FOOTAGE	ACTIVITY

Coburg, Oregon	Owned	816,000	Motor Coaches/Chassis production
Burns, Oregon	Owned	176,000	Fiberglass components production
Springfield, Oregon	Leased	100,000	Fiberglass components production
Bend, Oregon	Leased	152,800	Service and Motor Coaches production
Harrisburg, Oregon	Owned	274,500	Service and Chassis production
Elkhart, Indiana	Leased	30,000	Bus Conversions production
Wakarusa, Indiana	Owned	1,154,000	Motor Coaches production
Nappanee, Indiana	Owned	130,000	Wood Components production
Elkhart, Indiana	Owned	382,000	Service and Towables/Chassis production
Leesburg, Florida	Owned	22,000	Service
Tampa, Florida	Owned	35,000	Service
Wildwood, Florida	Planned	75,000	Service

The Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future.*  Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company’s foreseeable needs would be available on commercially reasonable terms.*

In addition to the properties noted above related to building and servicing recreational vehicles, the Company owns three luxury motor coach resorts under development as follows:

RESORT LOCATION	DEVELOPED ACREAGE	NUMBER OF DEVELOPED LOTS	UNDEVELOPED ACREAGE	NUMBER OF POTENTIAL LOTS

Las Vegas, Nevada	21	202	21	199
Indio, California	27	136	53	264
Naples, Florida	0	0	93	0

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in legal proceedings arising in the ordinary course of its business, including a variety of product liability and warranty claims typical in the recreational vehicle industry.  The Company does not believe that the outcome of its pending legal proceedings, net of insurance coverage, will have a material adverse effect on the business, financial condition, or results of operations of the Company.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “MNC.” The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock (rounded to the nearest $.01 per share).

	High	Low
2002
First Quarter	$29.60	$21.77
Second Quarter	$29.50	$21.30
Third Quarter	$23.00	$15.57
Fourth Quarter	$20.03	$15.00

2001
First Quarter	$14.49	$10.89
Second Quarter	$22.13	$10.77
Third Quarter	$20.73	$12.10
Fourth Quarter	$22.65	$13.91

As of January 31, 2003, there were approximately 763 holders of record of the Company’s Common Stock.  The high and low closing sales prices listed above have been adjusted to reflect the stock splits approved by the Board on August  6, 2001, May 19, 1999, November 2, 1998, and March 16, 1998.

The Company has never paid dividends on its Common Stock and currently has no plans to pay dividends on its Common Stock.  The Company’s existing loan agreements limit the payment of dividends on the Common Stock.

The market price of the Company’s Common Stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of new products by the Company or its competitors, general conditions in the recreational vehicle market, and other events or factors.  In addition, the stocks of many recreational vehicle companies have experienced price and volume fluctuations which have not necessarily been directly related to the companies’ operating performance, and the market price of the Company’s Common Stock could experience similar fluctuations.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,341,523	$10.15	1,545,138
Equity compensation plans not approved by security holders	—	—	—

Total	1,341,523	$10.15	1,545,138

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The Consolidated Statements of Income Data set forth below with respect to fiscal years 2000, 2001, and 2002, and the Consolidated Balance Sheet Data at December 29, 2001 and December 28, 2002, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K.  The Consolidated Statements of Income Data set forth below with respect to fiscal years 1998 and 1999 and the Consolidated Balance Sheet Data at January 2, 1999, January 1, 2000, and December 30, 2000 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

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

	Fiscal Year
	1998	1999	2000	2001	2002
Consolidated Statements of Income Data:
Net sales	$594,802	$780,815	$901,890	$937,073	$1,222,689
Cost of sales	512,570	658,536	772,240	823,083	1,059,560
Gross profit	82,232	122,279	129,650	113,990	163,129
Selling, general, and administrative expenses	41,571	48,791	59,175	70,687	87,202
Amortization of goodwill	645	645	645	645	0
Operating income	40,016	72,843	69,830	42,658	75,927
Other income, net	(607)	(142)	(182)	(334)	(105)
Interest expense	1,861	1,143	632	2,357	2,752
Income before provision for income taxes	38,762	71,842	69,380	40,635	73,280
Provision for income taxes	16,093	28,081	26,859	15,716	28,765
Net income	$22,669	$43,761	$42,521	$24,919	$44,515

Earnings per common share:
Basic	$0.81	$1.55	$1.50	$0.87	$1.55
Diluted	$0.79	$1.51	$1.47	$0.85	$1.51
Weighted average shares outstanding:
Basic	27,987,004	28,213,444	28,377,123	28,531,593	28,812,473
Diluted	28,622,976	29,050,453	28,978,264	29,288,688	29,573,420

Consolidated Operating Data:
Units sold:
Motor coaches	4,768	6,233	6,632	6,228	8,005
Towables	2,217	3,269	3,377	3,261	3,206
Dealerships at end of period	263	294	338	385	420

Consolidated Balance Sheet Data:
Working capital	$23,676	$38,888	$69,299	$63,694	$114,241
Total assets	190,127	246,727	321,610	427,098	547,417
Long-term borrowings, less current portion	5,400	—	—	30,000	30,333
Total stockholders’ equity	98,193	143,339	186,625	213,130	260,627

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has conducted a series of acquisitions during its history, beginning in March 1993 when the Company commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968.  In March 1996, the Company acquired from Harley-Davidson certain assets and assumed certain liabilities of its Holiday Rambler Division and acquired certain related dealerships.  In August 2001, the Company acquired SMC Corporation, manufacturer of the Beaver and Safari brand motorhomes.  In November 2002, the Company acquired from Outdoor Resorts of America (“ORA”) three luxury motor coach resort properties being developed by ORA in Las Vegas, Nevada; Indio, California; and Naples, Florida.

Each of these acquisitions was accounted for using the purchase method of accounting, and the acquired operations have in each case been incorporated into the Company’s consolidated financial statements.  As a result, the consolidated financial statements for fiscal years 2000, 2001, and 2002 contain various acquisition-related expenses including, in 2000 and 2001, amortization of goodwill related to the acquisition of the Company’s predecessor and interest expense and amortization of debt issuance costs and goodwill relating to the acquisition of Holiday Rambler.  Additionally, the consolidated financial statements for fiscal years 2001 and 2002 contain interest expense and amortization of debt issuance costs related to the acquisition of SMC Corporation and, for fiscal year 2002, interest expense and amortization of debt issuance costs associated with the resort acquisition.

For years prior to 2002, the Company amortized the goodwill resulting from the acquisitions of the predecessor and Holiday Rambler using the straight-line method over a 40-year period.  However, in accordance with Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), no goodwill amortization was recorded for the acquisition of SMC Corporation for the fiscal year ended December 29, 2001, and no goodwill amortization was recorded for any of the acquisitions for the fiscal year ended December 28, 2002.  Management has completed its annual testing of goodwill during 2002 as required by SFAS 142 and determined that there has been no impairment requiring a write down.

RESULTS OF OPERATIONS

2002 COMPARED WITH 2001

Net sales increased 30.5% from $937.1 million in 2001 to $1.2 billion in 2002.  The Company’s overall unit sales were up 18.1% from 9,489 in 2001 to 11,211 units in 2002.  The Company’s units sales were up 28.5% on the motorized side with 16.5% of that increase due to the addition of the Safari and Beaver line of products starting in the second half of 2001.  Gross diesel motorized sales revenues were up 30.6%, while gas motorized were up 45.7%, and towables were up 8.2%.  This reflects a stronger mix of higher priced units in each category in 2002 as the Company’s overall average unit selling price increased from $99,900 in 2001 to $110,000 in 2002.  The Company’s diesel products accounted for 78.5% of total 2002 revenues while gas products were 13.4% and towables were 8.1% of total revenues.

Gross profit increased by $49.1 million from $114.0 million in 2001 to $163.1 million in 2002 and gross margin increased from 12.2% in 2001 to 13.3% in 2002.  The increase in gross margin in 2002 was due to lower sales discounts and reductions in material costs as a percentage of sales.  Through the first half of 2001, the Company found it necessary to offer above normal discounts to maintain sales to dealers.  The discounting returned to normal levels in the second half of 2001 and throughout 2002.  Reductions in material costs were attained by leveraging the Company’s subassembly fiberglass and cabinet shop operations with higher production levels than in 2001.  The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $16.5 million from $70.7 million in 2001 to $87.2 million in 2002 and decreased as a percentage of sales from 7.5% in 2001 to 7.1% in 2002.  Increases in spending over the prior year were due to those items that fluctuate with the increase in sales such as sales commissions, product liability expenses, advertising, promotions, general insurance, and printed brochure costs.  The reduction  as a percentage of sales was mostly due to the large increase in sales compared to overall spending.

Amortization of goodwill declined from $645,000 in 2001 to zero in 2002 due to the application of SFAS 142 discussed above and management’s determination that there had been no impairment of goodwill as of December 28, 2002.

Operating income increased $33.3 million from $42.7 million in 2001 to $75.9 million in 2002.  The Company’s lower level of selling, general, and administrative expense as a percentage of sales combined with the increase in the Company’s gross margin, resulted in an increase in operating margin from 4.6% in 2001 to 6.2% in 2002.

Net interest expense increased from $2.4 million in 2001 to $2.8 million in 2002.  This increase was related to increased debt levels during 2002 due to higher levels of inventory compared to the prior year, combined with increased capital requirements after the SMC acquisition in August of 2001 and the resort acquisition in November of 2002.  No interest was capitalized in 2001 or 2002.  The Company’s interest expense included $14,000 in 2001 and $314,000 in 2002 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.  The Company also increased its long-term credit facility by $22 million in the fourth quarter of 2002 for the resort acquisition.  See “Liquidity and Capital Resources.”  The Company is expecting increased interest expense for 2003 based on anticipated higher debt levels.

The Company reported a provision for income taxes of $28.8 million, or an effective tax rate of 39.3%, for 2002, compared to $15.7 million, or an effective tax rate of 38.7% for 2001.  The change in effective tax rate was due mainly to a decreased benefit in 2002 from foreign sales.

Net income increased by $19.6 million from $24.9 million in 2001 to $44.5 million in 2002, due to the combination of an increase in net sales and an increase in operating margin.  The Company does not currently expense stock options granted, however, if option expensing were required, the impact on net income for 2002 for all previously granted options would have been a decrease of $1.3 million.  See Note 13 of the Company’s consolidated financial statements for information regarding the calculation of the impact of option expense.

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

Net income decreased by $17.6 million from $42.5 million in 2000 to $24.9 million in 2001, due to the increase in net sales being more than offset by a lower operating margin.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During 2002, the Company generated cash of $1.3 million from operating activities.  The Company generated $53.1 million from net income and non-cash expenses such as depreciation and amortization. This amount was mostly offset by net changes in working capital accounts.  Sources of cash included an increase in trade payables of $10.3 million, an increase in accrued liabilities and reserves of $14.0 million and an increase in income taxes payable of $9.6 million.  The uses of cash included an increase of $33.9 million in trade receivables and an increase of $48.5 million in inventories.  The increase in trade receivables reflects increased shipments near the end of the fourth quarter compared to the prior year end of 2001.  Increased inventory levels reflect an increase in raw materials due to higher production run rates and an increase in work in process as the Company implemented a new quality improvement process that added an additional stage to the final completion of the product.  The finished goods component of inventory increased by $14 million over the prior year.  Increased payables and liabilities are reflective of increased purchases for higher production run rates over the prior year, model change, accruals for current income taxes payable, and various other accrued liabilities.

The Company has credit facilities consisting of a revolving line of credit of up to $70.0 million of which $51.4 million was outstanding at December 28, 2002 (the “Revolving Loan”) and term loans with balances of $52.0 million at December 28, 2002 (the “Term Loans”).  At the election of the Company, the Revolving Loan and Term Loans bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on September 30, 2004, and requires monthly interest payments.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all of any motor coach resort location.  The Term Loans require monthly interest payments and quarterly principal payments that total $4.3 million.  The Revolving Loan and Term Loans are collateralized by all the assets of the Company and include various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At December 28, 2002, the Company had working capital of approximately $114.2 million, an increase of $50.5 million from working capital of $63.7 million at December 29, 2001.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $18.7 million in 2002, which included costs for routine capital expenditures, completing renovations in the Oregon service center and Indiana cabinet shop, as well as incurring costs for a paint shop addition in Indiana.  The Company also incurred a significant portion of the costs required to build a new Florida service center, which will replace it’s two existing service facilities in Florida.  The Company anticipates that capital expenditures for all of 2003 will be approximately $21 to $22 million, which includes expenditures to complete the Florida service center and Indiana towable plant expansion, an expansion of the Oregon chassis plant, and routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects, and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period.  At December 28, 2002, approximately $490.2 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 8.4% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During 2002, the losses associated with the exercise of repurchase agreements were approximately $300,000.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term debt(1)	$21,667	$30,333	$0	$0	$52,000
Operating Leases(2)	2,598	2,216	2,003	4,477	11,294
Total Contractual Cash Obligations	$24,265	$32,549	$2,003	$4,477	$63,294

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit(3)	$0	$51,413		0	0	$51,413
Guarantees	0	16,000	(2)	0	0	16,000
Repurchase Obligations(4)	0	490,200		0	0	490,200
Total Commitments	$0	$557,613		0	0	$557,613

(1)               See Note 7 to the financials.

(2)               See Note 11 to the financials.

(3)               See Note 6 to the financials.  The amount listed represents available borrowings on the line of credit at December 28, 2002.

(4)               Reflects obligations under manufacturer repurchase commitments.  See Note 16 to the financials.

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

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This analysis involves management comparing the market capitalization of the Company, to the carrying amount, including goodwill, of the net book value of the Company, to determine if goodwill has been impaired.

INVENTORY RESERVES  The Company writes down its inventory for obsolescence, and the difference between the cost of inventory and its estimated market value. These write-downs are based on assumptions about future sales demand and market conditions. If actual sales demand or market conditions change from those projected by management, additional inventory write-downs may be required.

INCOME TAXES  In conjunction with preparing its consolidated financial statements, the Company must estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.  A discussion of the income tax provision and the components of the deferred tax assets and liabilities can be found in Note 9 to the Company’s consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE MAY EXPERIENCE UNANTICIPATED FLUCTUATIONS IN OUR OPERATING RESULTS FOR A VARIETY OF REASONS  Our net sales, gross margin, and operating results may fluctuate significantly from period to period due to a number of factors, many of which are not readily predictable.  These factors include the following:

•                       The margins associated with the mix of products we sell in any particular period.

•                       Our ability to utilize and expand our manufacturing resources efficiently.

•                       Shortages of materials used in our products.

•                       A determination by us that goodwill or other intangible assets are impaired and have to be written down to their fair values, resulting in a charge to our results of operations.

•                       Our ability to introduce new models that achieve consumer acceptance.

•                       The introduction, marketing and sale of competing products by others, including significant discounting offered by our competitors.

•                       The addition or loss of our dealers.

•                       The timing of trade shows and rallies, which we use to market and sell our products.

•                       Factors affecting the recreational vehicle industry as a whole, including economic and seasonal factors.

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

We attempt to forecast orders for our products accurately and commence purchasing and manufacturing prior to receipt of such orders.  However, it is highly unlikely that we will consistently accurately forecast the timing, rate, and mix of orders.  This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results, and cash flow for any given quarter.

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities.  For example, unit sales of recreational vehicles (excluding conversion vehicles) peaked at approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996.  The industry peaked again in 1999 at approximately 321,000 units and declined in 2001 to 257,000 units.  In 2002, the industry rebounded up to approximately 307,000 units.  Our business is subject to the cyclical nature of this industry.  Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence.  The recent decline in consumer confidence and slowing of the overall economy  has adversely affected the recreational vehicle market.  An extended continuation of these conditions would materially affect our business, results of operations, and financial condition.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH THE EXPANSION OF OUR MANUFACTURING CAPACITY  In the past few years, we have significantly increased our manufacturing capacity.   In connection with this expansion, we have also integrated some of our manufacturing facilities.   We may experience unexpected building and production problems associated with this expansion.  In the past, we have had difficulties with the manufacturing of new models and increasing the rates of production of our plants.   Our expenses have increased as a result of the expansion and we will be materially and adversely affected if the expansion does not result in an increase in revenue from new or additional products.

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

•                       The newly developed products may not be successful in the marketplace.

•                       We may be unable to complete a planned expansion in a timely manner, which could result in lower production levels and an inability to satisfy customer demand for our products.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 420 dealerships located primarily in the United States and Canada as of December 28, 2002, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the year ended December 28, 2002, sales to one dealer, Lazy Days RV Center, accounted for 12.3% of total sales compared to 11.7% of sales in the same period ended last year. For fiscal years 2001 and 2002, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 39.0%.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $490.2 million as of December 28, 2002, with approximately 8.4% concentrated with one dealer.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  As of December 28, 2002, total trade receivables were $116.6 million, with approximately $83.6 million, or 71.7% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $33.0 million of trade receivables were concentrated substantially all with one dealer.

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

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS  A number of important components for certain of our products are purchased from single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana and Meritor) for all diesel motor coaches and chassis (Workhorse and Ford) for gas motor coaches.  We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements.  For example, in 1997, Allison placed all chassis manufacturers on allocation with respect to one of the transmissions that we use, and again in 1999 Ford placed one of its gasoline powered chassis on allocation.  An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

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

OUR BUSINESS IS SUBJECT TO VARIOUS TYPES OF LITIGATION, INCLUDING PRODUCT LIABILITY AND WARRANTY CLAIMS  We are subject to litigation arising in the ordinary course of our business, typically for product liability and warranty claims that are common in the recreational vehicle industry.  While we do not believe that the outcome of any pending litigation, net of insurance coverage, will materially adversely affect our business, results of operations, or financial condition, we cannot provide assurances in this regard because litigation is an inherently uncertain process.*

To date, we have been successful in obtaining product liability insurance on terms that we consider acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate.  We cannot be certain we will be able to obtain insurance coverage in the future at acceptable levels or that the costs of such insurance will be reasonable.  Further, successful assertion against us of one or a series of large uninsured claims, or of a series of claims exceeding our insurance coverage, could have a material adverse effect on our business, results of operations, and financial condition.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

SFAS 148

In December 2002, the Board issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.  This statement provides transition guidance for entities that elect to voluntarily adopt the accounting provisions of SFAS 123.  The statement does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees.  The statement also requires certain new disclosures that are incremental to those required by SFAS 123.  The transition and disclosure provisions are effective for fiscal years ending after December 15, 2002.  The Company applies the intrinsic value method of APB 25 in accordance with SFAS 123 and has elected the disclosure provisions of the fair value method of SFAS 123.  Therefore the transitional rules for adopting SFAS 123 do not apply, however, the Company has included the new disclosure requirements of SFAS 148 in its financial statements.

FIN 45

In November 2002, the Board issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57, and 107 and Rescission of FIN 34.  The Interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has included the disclosure requirements in its financial statements and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including repurchase obligations to third party lenders for inventory financing of dealer inventories.   The Company anticipates recording a liability of approximately $500,000 for potential losses resulting from guarantees on products shipped to dealers starting in 2003.  This estimated liability, which will be recorded primarily in the first half of 2003, is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

FIN 46

In January 2003, the Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.  The Interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.

FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003.

The provisions of FIN 46 may apply to certain operating leases of the Company that have residual value guarantees.

AUDIT COMMITTEE APPROVAL OF NON-AUDIT SERVICES

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the three months ended December 28, 2002 by our Audit Committee to be performed by our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the three months ended December 28, 2002 are each considered by the Company to be audit-related services, which are closely related to the financial audit process.  During the three months ended December 28, 2002, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP, our external auditor, for the following non-audit services: (1) tax review and consulting services during the three months ended December 28, 2002 not to exceed $10,000; and (2) tax review and consulting services during fiscal year 2003 not to exceed $35,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our borrowings.  We do not currently use rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.  Our line of credit and term debt permit a combination of fixed and variable interest rate options which allows us to minimize the effect of rising interest rates by locking in fixed rates for periods of up to 6 months.  We believe these features of our credit facilities help us reduce the risk associated with interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Stockholders and Board of Directors of Monaco Coach Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity, and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Monaco Coach Corporation and its Subsidiaries (the Company) at December 29, 2001 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
January 28, 2003

MONACO COACH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share data)

	December 29, 2001	December 28, 2002
ASSETS
Current assets:
Trade receivables, net of $541 and $799, respectively	$82,885	$116,647
Inventories	127,075	175,609
Resort lot inventory	0	26,883
Prepaid expenses	2,063	3,612
Deferred income taxes	27,327	33,379
Total current assets	239,350	356,130

Notes receivable	8,157	0
Property, plant, and equipment, net	122,795	135,350
Debt issuance costs, net of accumulated amortization of $75 and $389, respectively	940	683
Goodwill, net of accumulated amortization of $5,320 and $5,320, respectively	55,856	55,254

Total assets	$427,098	$547,417

LIABILITIES
Current liabilities:
Book overdraft	$5,889	$3,518
Line of credit	26,004	51,413
Current portion of long-term note payable	10,000	21,667
Accounts payable	66,859	78,055
Product liability reserve	19,856	21,322
Product warranty reserve	27,799	31,745
Income taxes payable	0	4,536
Accrued expenses and other liabilities	19,249	29,633
Total current liabilities	175,656	241,889

Long-term note payable	30,000	30,333
Deferred income taxes	8,312	14,568
	213,968	286,790

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized 28,632,774 and 28,871,144 issued and outstanding, respectively	286	289
Additional paid-in capital	48,522	51,501
Retained earnings	164,322	208,837
Total stockholders’ equity	213,130	260,627
Total liabilities and stockholders’ equity	$427,098	$547,417

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 30, 2000, December 29, 2001, and December 28, 2002
(in thousands of dollars, except share and per share data)

	2000	2001	2002

Net sales	$901,890	$937,073	$1,222,689
Cost of sales	772,240	823,083	1,059,560
Gross profit	129,650	113,990	163,129

Selling, general, and administrative expenses	59,175	70,687	87,202
Amortization of goodwill	645	645	0
Operating income	69,830	42,658	75,927

Other income, net	182	334	105
Interest expense	(632)	(2,357)	(2,752)
Income before income taxes	69,380	40,635	73,280

Provision for income taxes	26,859	15,716	28,765

Net income	$42,521	$24,919	$44,515

Earnings per common share:
Basic	$1.50	$.87	$1.55
Diluted	$1.47	$.85	$1.51

Weighted average common shares outstanding:
Basic	28,377,123	28,531,593	28,812,473
Diluted	28,978,265	29,288,688	29,573,420

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended December 30, 2000, December 29, 2001, and December 28, 2002
(in thousands of dollars, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount

Balances, January 1, 2000	18,871,084	$189	$46,268	$96,882	$143,339
Issuance of common stock	81,023	1	727		728
Tax benefit of stock options exercised			37		37
Net income				42,521	42,521
Balances, December 30, 2000	18,952,107	190	47,032	139,403	186,625
Issuance of common stock	161,848	1	1,115		1,116
Tax benefit of stock options exercised			470		470
Stock splits	9,518,819	95	(95)		0
Net income				24,919	24,919
Balances, December 29, 2001	28,632,774	286	48,522	164,322	213,130
Issuance of common stock	238,370	3	1,654		1,657
Tax benefit of stock options exercised			1,325		1,325
Net income				44,515	44,515
Balances, December 28, 2002	28,871,144	$289	$51,501	$208,837	$260,627

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 30, 2000, December 29, 2001, and December 28, 2002
(in thousands of dollars)

	2000	2001	2002

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$42,521	$24,919	$44,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,359	7,543	8,585
Gain on disposal of equipment		(74)	178
Deferred income taxes	3,609	6,005	(1,574)
Change in assets and liabilities:
Trade receivables, net	(31,460)	(13,154)	(33,932)
Inventories	(26,801)	12,682	(48,534)
Resort lot inventory			(98)
Prepaid expenses	(724)	(903)	(1,650)
Accounts payable	16,186	(10,318)	10,301
Product liability reserve	(1,288)	(1,639)	1,237
Product warranty reserve	314	(1,958)	3,835
Income taxes payable	(1,406)	0	9,597
Accrued expenses and other liabilities	(957)	(2,123)	8,888
Net cash provided by operating activities	6,353	20,980	1,348
Cash flows from investing activities:
Additions to property, plant, and equipment	(19,750)	(10,210)	(18,735)
Proceeds from sale of assets		106	387
Collections on notes receivable			500
Payment for business acquisition, net of cash acquired		(24,320)	(21,085)
Issuance of notes receivable	(2,800)	(5,357)	(385)
Net cash used in investing activities	(22,550)	(39,781)	(39,318)
Cash flows from financing activities:
Book overdraft	2,700	(10,840)	(2,371)
Borrowings (payments) on line of credit, net	12,732	(10,930)	25,414
Borrowings on long-term notes payable		40,000	22,000
Payments on long-term notes payable			(10,000)
Issuance of common stock	765	1,586	2,982
Debt issuance costs		(1,015)	(55)
Net cash provided by financing activities	16,197	18,801	37,970
Net change in cash	0	0	0
Cash at beginning of period	0	0	0
Cash at end of period	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Monaco Coach Corporation and its subsidiaries (the “Company”) manufacture premium motor coaches, bus conversions, and towable recreational vehicles at manufacturing facilities in Oregon and Indiana.  These products are sold to independent dealers primarily throughout the United States and Canada.  In addition, the Company also owns three motor coach resort properties, the developed lots of which, are sold to retail customers.

Pursuant to  Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it’s core business activities are comprised of two distinct operations. The first is the design, manufacture, and sale of recreational vehicles. The second is the development and sale of motor coach recreation resort lots.  While the nature of the Company’s business is segregated into two distinct operations, the Company has elected to report its operations as a single entity, based on the relative immateriality of the motor coach resort operations when compared to the Company’s operations in its entirety.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.

Fiscal Period

The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31.  Interim periods also end on the Saturday closest to the calendar quarter end.  For 2000, 2001, and 2002, all fiscal periods were 52 weeks long.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Stock Splits

On August 6, 2001, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on the Company’s Common stock.  Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.  Share amounts presented in the Consolidated Statements of Stockholders’ Equity reflect the actual share amounts outstanding for each period presented.

Estimates and Industry Factors

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases estimates on various assumptions that are believed to be reasonable under the circumstances.  Management is continually evaluating and updating these estimates, and it is possible that these estimates will change in the near future.

Concentration of Credit Risk - The Company distributes its products through an independent dealer network for recreational vehicles.  Sales to one customer were approximately 12% of net revenues for fiscal years 2000,  2001, and  2002.  No other individual dealers represented over 10% of net revenues in 2000, 2001, or 2002.  The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company’s business, results of operations, and financial condition.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  As of December 28, 2002, total trade receivables were $116.6 million, with approximately $83.6 million, or 71.7% of the outstanding accounts receivable balance, concentrated among floor plan lenders. The remaining open $33.0 million of trade receivables, were concentrated substantially all with one dealer.

Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 16), primarily for the Company’s largest dealers.  As of December 28, 2002, the Company had one dealer that comprised 28.1% of the outstanding trade receivables.  The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

Reliance on Key Suppliers - The Company’s production strategy relies on certain key suppliers’ ability to deliver subassemblies and component parts in time to meet manufacturing schedules.  The Company has a variety of key suppliers, including Allison, Workhorse, Cummins, Caterpillar, Dana, Meritor, and Ford.  The Company does not have any long-term contracts with these suppliers or their distributors.  In 1997, Allison put all chassis manufacturers on allocation with respect to one of the transmissions the Company uses, and in 1999 Ford put one of its gasoline powered chassis on allocation.  In light of these dependencies, it is possible that failure of Allison, Ford or any of the other suppliers to meet the Company’s future requirements for transmissions, chassis or other key components could have a material near-term impact on the Company’s business, results of operations, and financial condition.

Product Warranty Reserve - Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure, and three years on the Roadmaster chassis).  These estimates are based on historical average repair costs, as well as other reasonable assumptions as have been deemed appropriate by management. The following table discloses significant changes in the product warranty reserve:

	2000	2001	2002
		(in thousands)
Beginning balance	$13,436	$13,750	$27,799
Expense	17,474	21,800	34,237
Payments/adjustments	17,160	21,788	30,402
Adjustment for SMC Acquistion	—	14,037	111
Ending balance	$13,750	$27,799	$31,745

Product Liability Reserve - Estimated litigation costs are provided for at the time of sale of products, or at the time a determination is made that an estimable loss has occurred.  These estimates are developed by legal counsel based on professional judgment, as well as historical experience. The following table discloses significant changes in the product liability reserve:

	2000	2001	2002
		(in thousands)
Beginning balance	$9,407	$8,120	$19,856
Expense	5,489	6,108	8,020
Payments/adjustments	6,776	4,246	6,783
Adjustment for SMC Acquistion	—	9,874	229
Ending balance	$8,120	$19,856	$21,322

Inventories

Inventories consist of raw materials, work-in-process, and finished recreational vehicles and are stated at the lower of cost (first-in, first-out) or market.  Cost of work-in-process and finished recreational vehicles includes material, labor, and manufacturing overhead costs.

Resort Lot Inventory

Resort lot inventories consist of construction-in-progress on motor coach properties, as well as fully developed motor coach properties.  These properties are stated at the lower of cost (specific identification) or market.  Cost of construction in progress, as well as fully developed motor coach properties include costs associated with land, construction, and interest capitalization.

Property, Plant, and Equipment

Property, plant, and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization.  Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction.  Capitalized interest was $192,000 in 2000, and zero in 2001 and 2002.  Maintenance and repairs are charged to expense as incurred.  Replacements and renewals are capitalized.  When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

The cost of plant and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets.  Buildings are generally depreciated over 39 years and equipment is depreciated over 3 to 10 years.  Leasehold improvements are amortized under the straight-line method based on the shorter of the lease periods or the estimated useful lives.

At each balance sheet date, management assesses whether there has been permanent impairment in the value of property, plant, and equipment assets.  The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired.  The Company is the successor to a company formed in 1968 (the “Predecessor”) and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor.  As of December 28, 2002, the goodwill arising from the acquisition of the assets and operations of the Company’s Predecessor in March 1993 was $16.1 million.  In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. (“Holiday Rambler”).  As of December 28, 2002, the goodwill arising from the acquisition of Holiday Rambler was $1.8 million.  The Company also recorded $37.3 million of goodwill associated with the August 2, 2001 acquisition of SMC Corporation (SMC).  For years ending December 29, 2001 and prior, the Company amortized goodwill using the straight-line method over a 40 year period for the acquisition of the Company’s Predecessor, as well as for the Holiday Rambler acquisition.  In accordance with Statements of Financial Accounting Standards No. 142 (SFAS 142) “Accounting for Goodwill and Other Intangible Assets,” no amortization was recorded for the SMC acquisition for  2001, and no amortization was recorded for any of the acquisitions for fiscal year 2002.

SFAS 142 requires that management assesses annually whether there has been permanent impairment in the value of goodwill.  The test for any such impairment is determined by comparing the fair value of the Company’s reporting entity with its carrying value, including goodwill.  The factors considered by management in performing this assessment can include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  As required by SFAS 142, management has completed its annual testing during 2002 and determined that there has been no impairment of goodwill requiring a write down.

Debt Issuance Costs

Unamortized debt issuance costs of $940,000, and $683,000 (at December 29, 2001 and December 28, 2002, respectively), are being amortized over the terms of the related loans.

Stock-Based Employee Compensation Plans

At December 28, 2002, the Company has three stock-based employee compensation plans (see Note 13).  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Income Taxes

Deferred taxes are recognized based on the difference between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax expense or benefit represents the change in deferred tax asset/liability balances.  A valuation allowance is established for deferred tax assets when it is more likely than not that the deferred tax asset will not be realized.

Revenue Recognition

The Company recognizes revenue from the sale of recreational vehicles upon shipment and recognizes revenue from resort lot sales upon closing.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.  SAB No. 101 provides guidance for revenue recognition under certain circumstances.  The Company has complied with the guidance provided by SAB No. 101 for the fiscal years 2000, 2001, and 2002.

Advertising and Promotion Costs

The Company expenses advertising costs as incurred, except for prepaid show costs which are expensed when the event takes place.  During 2002, approximately $14.6 million ($7.8 million in 2000 and $10.1 million in 2001) of advertising costs were expensed.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $1.2 million in 2002 ($783,000 in 2000 and $975,000 in 2001).

New Accounting Pronouncements

SFAS 148

In December 2002, the Board issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.  This statement provides transition guidance for entities that elect to voluntarily adopt the accounting provisions of SFAS 123.  The statement does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees.  The statement also requires certain new disclosures that are incremental to those required by SFAS 123.  The transition and disclosure provisions are effective for fiscal years ending after December 15, 2002.  The Company applies the intrinsic value method of APB 25 in accordance with SFAS 123 and has elected the disclosure provisions of the fair value method of SFAS 123.  Therefore, the transitional rules for adopting SFAS 123 do not apply, however, the Company has included the new disclosure requirements of SFAS 148 in its financial statements.

FIN 45

In November 2002, the Board issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57, and 107 and Rescission of FIN 34.  The Interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has included the disclosure requirements in its financial statements and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company anticipates recording a liability of approximately $500,000 for potential losses resulting from guarantees on products shipped to dealers starting in 2003.  This estimated liability, which will be recorded primarily in the first half of 2003, is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

FIN 46

In January 2003, the Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.  The Interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.

FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003.

The provisions of FIN 46 may apply to certain operating leases of the Company that have residual value guarantees.

Supplemental Cash Flow Disclosures:

	2000	2001	2002
	(in thousands)
Cash paid during the period for:
Interest, net of amount capitalized of $192 in 2000, $0 in 2001, and $0 in 2002	$632	$2,206	$2,464
Income taxes	28,226	16,231	18,753

2.                                      ACQUISITIONS:

SMC Corporation

The Company announced on June 25, 2001 that it had reached an agreement with Oregon based motor home manufacturer SMC Corporation (“SMC”) to acquire all of the outstanding shares of SMC pursuant to a cash tender offer at a price of $3.70 per share.  On August 6, 2001, the Company completed the back-end merger, and owned 100% of the shares.

The cash paid for SMC, including transaction costs of $3,062,000, totaled $24,320,000.  The total assets acquired and liabilities assumed of SMC, based on estimated fair values at August 6, 2001, is as follows:

(in thousands)

Receivables	$6,678
Inventories	25,360
Deferred tax asset	17,418
Property and equipment	14,776
Prepaids and other assets	21
Goodwill	37,317
Total assets acquired	101,570

Book overdraft	(1,551)
Notes payable	(16,345)
Accounts payable	(23,824)
Accrued liabilities	(35,530)
Total liabilities assumed	(77,250)

Total assets acquired and liabilities assumed	$24,320

The allocation of the purchase price and the related goodwill has been adjusted for resolution of pre-acquisition contingencies of $602,000.  The effects of resolution of pre-acquisition contingencies occurring: (i) within one year of the acquisition date were reflected as an adjustment of the allocation of the purchase price and goodwill, and (ii) after one year were recognized in the determination of net income.

The following unaudited pro forma information presents the consolidated results as if the acquisition had occurred at the beginning of the period and giving effect to the adjustments for the related interest on financing the purchase price, goodwill, and depreciation.  The pro forma information does not necessarily reflect results that would have occurred or is it necessarily indicative of future operating results.

	(In thousands, except per share data)	(In thousands, except per share data)
	2000	2001

Net sales	$1,093,000	$1,015,000
Net income	36,000	14,000

Diluted earnings per common share	$1.25	$0.48

Outdoor Resorts

During the quarter ended September 28, 2002, the Company reached an agreement in principle with Outdoor Resorts of America (ORA) to acquire all of the outstanding stock of Outdoor Resorts of Las Vegas, Inc. (ORLV), Outdoor Resorts of Naples, Inc. (ORN), and Outdoor Resorts Motorcoach Country Club, Inc. (ORMCC), (“the Projects”).  The Projects consist of developed and undeveloped luxury motor coach resorts.

On November 27, 2002, the Company completed the acquisition of all of the outstanding stock of ORLV, ORN, and ORMCC.  Previous to the acquisition, the Company had provided ORA with loans in the amount of $8.0 million, as well as co-guaranteeing $10 million in bank debt secured by ORA.

As consideration for the acquisition, Monaco assumed the current debt and liabilities of the projects of approximately $30.8 million, including the $8.0 million note payable to the Company, and the $10 million co-guaranteed debt. This acquisition relieves ORA of certain debt pressures associated with resort construction, and will allow ORA to continue to focus on development and lot sales, as well as providing management services for the Company on the Projects.

The cash paid for the Projects, including transaction costs of $522,000 totaled $21,113,000.  The total assets acquired and liabilities assumed of the Projects, based on estimated fair values at November 27, 2002, is as follows:

(In thousands)

Cash	$28
Resort lot inventory	26,784
Deferred tax asset	272
Property and equipment	3,670
Total assets acquired	30,754

Notes payable	(8,027)
Accounts payable	(1,165)
Accrued liabilities	(449)
Total liabilities assumed	(9,641)

Total assets acquired and liabilities assumed	$21,113

The allocation of the purchase price will be subject to adjustment upon resolution of pre-ORA Acquisition contingencies.  The effects of resolution of pre-ORA Acquisition contingencies occurring: (i) within one year of the acquisition date will be reflected as an adjustment of the allocation of the purchase price and goodwill, and (ii) after one year will be recognized in the determination of net income.

The following unaudited pro forma information presents the consolidated results as if the acquisition had occurred at the beginning of the period and giving effect to the adjustments for the related interest on financing the purchase price and depreciation.  The pro forma information does not necessarily reflect results that would have occurred or is it necessarily indicative of future operating results.

	(In thousands, except per share data)	(In thousands, except per share data)
	2001	2002

Net sales	$939,195	$1,223,776
Net income	24,478	44,127

Diluted earnings per common share	$0.84	$1.49

3.                                      INVENTORIES:

Inventories consist of the following:

	December 29, 2001	December 28, 2002
	(In thousands)
Raw materials	$53,160	$70,021
Work-in-process	44,436	62,022
Finished units	29,479	43,566
	$127,075	$175,609

4.                                      PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consist of the following:

	December 29, 2001	December 28, 2002
	(In thousands)

Land	$11,999	$15,638
Buildings	99,333	104,043
Equipment	22,838	26,503
Furniture and fixtures	9,479	11,436
Vehicles	1,571	1,763
Leasehold improvements	1,472	2,152
Construction in progress	2,376	7,236
	149,068	168,771
Less accumulated depreciation and amortization	26,273	33,421
	$122,795	$135,350

5.                                      ACCRUED EXPENSES AND OTHER LIABILITIES:

	December 29, 2001	December 28, 2002
	(in thousands)

Payroll, vacation, and related accruals	$12,580	$17,317
Payroll and property taxes	1,172	1,517
Promotional and advertising	1,345	3,473
Other	4,152	7,326
	$19,249	$29,633

6.                                      LINE OF CREDIT:

The Company’s line of credit facility consists of a revolving line of credit of up to $70.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at variable rates based on the Prime Rate or LIBOR.  At December 28, 2002, the interest rate was 4.3%.  The Revolving Loan is due and payable in full on September 30, 2004, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at December 28, 2002 was $51.4 million.  The Revolving Loan is collateralized by all of the assets of the Company, and include various restrictions and financial covenants.

The weighted average interest rate on the outstanding borrowings under the revolving line of credit was 5.8% and 4.3% for 2001 and 2002, respectively.  Interest expense on the unused available portion of the line was $85,000 or 0.2% and $141,000 or 0.7% of weighted average outstanding borrowings for 2001 and 2002, respectively.  The revolving line of credit is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of December 28, 2002, the Company was in compliance with these covenants.

7.                                      LONG-TERM NOTE PAYABLE:

In November 2002, the Company obtained an amendment to the long-term note payable for an additional borrowing of $22 million in association with the purchase of Outdoor Resorts (see Note 2). The Company has long-term notes payable of $52 million outstanding at December 28, 2002.  The term notes bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term notes require monthly interest payments and quarterly principal payments.   Additional prepayments for portions of the term notes are required in the event the Company sells substantially all of any motor coach resort location. The term notes  are collateralized by all the assets of the Company.  The term notes are due and payable in full on September 28, 2005.  As of December 28, 2002, the interest rate on the term debt was 3.55%.

The following table displays the scheduled principal payments by year that will be due on the term loan.

Year	Amount of payment due
2003	$21,667
2004	$17,333
2005	$13,000
$52,000

8.                                      PREFERRED STOCK:

The Company has authorized “blank check” preferred stock (1,934,783 shares authorized, $.01 par value) (“Preferred Stock”), which may be issued from time to time in one or more series upon authorization by the Company’s Board of Directors.  The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each series of the Preferred Stock.  There were no shares of Preferred Stock outstanding as of December 29, 2001 or December 28, 2002.

9.                                      INCOME TAXES:

The provision for income taxes is as follows:

	2000	2001	2002
	(in thousands)
Current:
Federal	$19,120	$8,262	$25,303
State	4,130	1,606	5,278
	23,250	9,868	30,581
Deferred:
Federal	2,945	4,880	(1,556)
State	664	968	(260)
Provision for income taxes	$26,859	$15,716	$28,765

The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	2000	2001	2002
	(in thousands)
Expected U.S. federal income taxes at statutory rates	$24,283	$14,222	$25,648
State and local income taxes, net of federal benefit	3,116	1,673	3,262
Other	(540)	(179)	(145)
	$26,859	$15,716	$28,765

The components of the current net deferred tax asset and long-term net deferred tax liability are:

	December 29, 2001	December 28, 2002

Current deferred income tax assets:
Warranty liability	$11,909	$13,768
Product liability	6,376	7,211
Inventory reserves	3,144	3,922
Payroll and related accruals	1,911	2,057
Insurance reserves	467	1,318
Resort lot inventory	0	921
Other accruals	3,520	4,182
	$27,327	$33,379
Long-term deferred income tax liabilities:
Depreciation	$8,741	$11,509
Amortization	2,846	3,530
Net operating loss (NOL) carryforward	(6,070)	(1,272)
Valuation allowance on NOL carryforward	2,795	801
	$8,312	$14,568

Management believes that the temporary differences which gave rise to the deferred income tax assets will be realized in the foreseeable future, except for benefits arising from the NOL carryforward associated with the SMC Acquisition.  Accordingly, management has provided a valuation allowance for the portion of the NOL carryforward that may not be fully recognized.  During 2002, certain tax law changes were enacted which resulted in the Company’s immediate recognition of certain operating losses relating to prior year results of operations.  As a result, management has properly reflected a reduction in the valuation allowance.  At December 28, 2002, the valuation allowance relates to the deferred tax asset for the state income tax benefit of the net operating loss carryforward.

10.                               EARNINGS PER SHARE:

Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator.  Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator.  The weighted average number of common shares used in the computation of earnings per common share for the years ended December 30, 2000, December 29, 2001, and December 28, 2002 are as follows:

	2000	2001	2002
Basic
Issued and outstanding shares (weighted average)	28,377,123	28,531,593	28,812,473

Effect of Dilutive Securities
Stock options	601,142	757,095	760,947

Diluted	28,978,265	29,288,688	29,573,420

11.                               LEASES:

The Company has commitments under certain noncancelable operating leases.   Total rental expense for the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002 related to operating leases amounted to approximately $2.4 million, $2.8 million, and $3.8 million, respectively.  The Company’s most significant lease is a two-year operating lease for an aircraft with annual renewals for up to three additional years.  The future minimum rental commitments under the initial term of this lease is $1.4 million in 2003.  In addition, if the Company chooses the return option at the end of the initial lease term in February of 2004, the Company has guaranteed up to $16 million of any deficiency in the event that the Lessor’s net sales proceeds of the aircraft are less than $18.5 million.

Approximate future minimum rental commitments under these leases at December 28, 2002 are summarized as follows:

Fiscal Year	(In thousands)
2003	2,598
2004	1,117
2005	1,099
2006	1,023
2007	980
2008 and thereafter	4,477

12.                               BONUS PLAN:

The Company has a discretionary bonus plan for certain key employees.  Bonus expense included in selling, general, and administrative expenses for the years ended December 30, 2000, December 29, 2001, and December 28, 2002 was $9.0 million, $6.1 million, and $11.5 million, respectively.

13.                               STOCK OPTION PLANS:

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a  Non-employee Director Stock Option Plan (the “Director Plan”) - 1993, and an Incentive Stock Option Plan (the “Option Plan”) - 1993:

Stock Purchase Plan

The Company’s Purchase Plan qualifies under Section 423 of the Internal Revenue Code.  The Company has reserved 683,438 shares of Common Stock for issuance under the Purchase Plan.  During the years ended December 29, 2001 and December 28, 2002, 64,643 shares and 45,875 shares, respectively, were purchased under the Purchase Plan.  The weighted-average fair value of purchase rights granted in 2001 and 2002 was $8.74 and $17.88, respectively.  Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

Directors’ Option Plan

Each non-employee director of the Company is entitled to participate in the Company’s “Director Plan.”  The Board of Directors and the stockholders have authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan.  Under the terms of  the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the “Initial Option”) on the later of the effective date of the Company’s initial public offering or the date on which the optionee first becomes a director of the Company.  Thereafter, each optionee is automatically granted an additional option to purchase 3,500 shares of Common Stock (a “Subsequent Option”) on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months.  Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant.  Each Subsequent Option vests in full on the fifth anniversary of its date of grant.  The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the New York Stock Exchange on the date of grant.  As of December 28, 2002, 89,100 options had been exercised, and options to purchase 79,700 shares of common stock were outstanding.

Option Plan

The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and for the grant to employees and consultants of the Company of nonstatutory stock options.  A total of 3,257,813 shares of Common Stock have been reserved for issuance under the Option Plan.  As of December 28, 2002, 975,230 options had been exercised, and options to purchase 1,261,823 shares of Common Stock were outstanding.  These options vest ratably over five years commencing with the date of grant.

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

Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at January 1, 2000	1,214,188	$5.99
Granted	206,851	12.43
Exercised	(68,810)	3.25
Forfeited	(14,661)	7.93
Outstanding at December 30, 2000	1,337,568	6.48
Granted	218,401	12.42
Exercised	(140,163)	3.95
Forfeited	(45,033)	8.21
Outstanding at December 29, 2001	1,370,773	7.62
Granted	178,650	23.88
Exercised	(192,495)	4.62
Forfeited	(15,405)	13.77
Outstanding at December 28, 2002	1,341,523	$10.15

For various price ranges, weighted average characteristics of all outstanding stock options at December 28, 2002 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Life (years)	Weighted- Average Price	Shares	Weighted- Average Price
$ 0 - 2.43	75,700.2		$0.65	75,700	$0.65
$ 2.44 - 4.86	306,753	3.3	$3.18	306,753	$3.18
$ 7.29 - 9.72	205,356	5.3	$7.73	148,034	$7.74
$ 9.73 - 12.15	386,138	7.3	$11.10	135,307	$10.68
$12.16 - 14.58	171,226	7.3	$12.76	58,621	$12.66
$14.59 - 17.01	19,750	8.4	$16.19	3,200	$16.18
$19.44 - 21.87	17,500	9.8	$20.03	—	—
$21.88 - 24.30	159,100	9.3	$24.30	—	—
	1,341,523			727,615

At December 28, 2002, the Company has three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	2000	2001	2002
	(In thousands, except per share data)

Net income - as reported	$42,521	$24,919	$44,515
Deduct: Total stock-based employee compensation expense Determined under fair value based method for all awards, net of related tax effects	(778)	(1,039)	(1,328)
Net income - pro forma	$41,743	$23,880	$43,187

Earnings per share:
Basic - as reported	$1.50	$0.87	$1.55
Basic - pro forma	1.47	0.84	1.50

Diluted - as reported	$1.47	$0.85	$1.51
Diluted - pro forma	1.44	0.82	1.46

For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	2001	2002

Risk-free interest rate	6.27%	4.42%	4.22%
Expected life (in years)	5.68	6.23	5.97
Expected volatility	54.63%	55.02%	56.92%
Expected dividend yield	0.00%	0.00%	0.00%

14.                               FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company’s financial instruments are presented below.  The estimates require subjective judgments and are approximate.  Changes in methodologies and assumptions could significantly affect estimates.

Line of Credit - The carrying amount outstanding on the revolving line of credit is $26.0 million and $51.4 million at December 29, 2001 and December 28, 2002, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

Long-term Note Payable - The carrying amount outstanding on the long-term note payable is $52 million (including $21.7 million of current payable) at December 28, 2002, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

15.                               401(K) DEFINED CONTRIBUTION PLAN:

The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees.  Company contributions to the plan totaled $593,000 in 2000, $629,000 in 2001, and $748,000 in 2002.

16.                               COMMITMENTS AND CONTINGENCIES:

Repurchase Agreements

Many of the Company’s sales to independent dealers are made on a “floor plan” basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles.  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  These agreements provide that, for up to 18 months after a unit is shipped, the Company will repurchase a dealer’s inventory in the event of a default by a dealer to its lender.

The Company’s liability under repurchase agreements is limited to the unpaid balance owed to the lending institution by reason of its extending credit to the dealer to purchase its vehicles, reduced by the resale value of vehicles which may be repurchased.  The risk of loss is spread over numerous dealers and financial institutions.

No significant net losses were incurred during the years ended December 30, 2000, December 29, 2001, or December 28, 2002.  The approximate amount subject to contingent repurchase obligations arising from these agreements at December 28, 2002 is $490.2 million, with approximately 8.4% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

Product Liability

The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company has from time to time been subject to product liability claims.  To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate.  There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable.  Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

17.                               QUARTERLY RESULTS (UNAUDITED):

Year ended December 30, 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(In thousands, except per share data)
Net sales	$237,983	$226,091	$226,393	$211,423
Gross profit	37,314	32,117	30,908	29,311
Operating income	21,375	18,217	16,143	14,095
Net income	12,918	11,148	9,807	8,648
Earnings per common share:
Basic	$0.46	$0.39	$0.35	$0.30
Diluted	$0.44	$0.39	$0.34	$0.30

Year ended December 29, 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(In thousands, except per share data)
Net sales	$211,228	$223,424	$240,831	$261,590
Gross profit	25,488	25,804	30,548	32,150
Operating income	9,088	9,153	11,438	12,979
Net income	5,197	5,480	6,623	7,619
Earnings per common share:
Basic	$0.18	$0.19	$0.23	$0.27
Diluted	$0.18	$0.19	$0.23	$0.26

Year ended December 28, 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(In thousands, except per share data)
Net sales	$293,600	$313,742	$314,680	$300,667
Gross profit	37,745	41,229	42,817	41,338
Operating income	16,579	18,724	20,034	20,590
Net income	9,673	10,970	11,788	12,084
Earnings per common share:
Basic	$0.34	$0.38	$0.41	$0.42
Diluted	$0.33	$0.37	$0.40	$0.41

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART IV

ITEM 14.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) have concluded that as of a date within 90 days of the filing date of this report (the “Evaluation Date”) our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the company may be detected.

Changes in Internal Controls

Subsequent to the “Evaluation Date,” there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this Report on Form 10-K:

1.                                       Financial Statements.  The Consolidated Financial Statements of Monaco Coach Corporation  and the Report of Independent Accountants are filed in Item 8 within this Annual Report on Form 10-K.

2.                                       Financial Statement Schedule.  The following financial statement schedule of Monaco Coach Corporation for the fiscal years ended December 30, 2000, December 29, 2001, and December 28, 2002 is filed as part of this Annual Report on
Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Monaco Coach Corporation.

Schedule		Page
II	Valuation and Qualifying Accounts	56

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.                                       Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

2.1	Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Naples, Inc., dated November 27, 2002.

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002.

2.3	Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002.

3.1

Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 1994).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 30, 1999 (Incorporated herein by reference to Exhibit (3.2) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000).

3.3	Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2+

1993 Incentive Stock Option Plan  as amended through October 23, 2002 (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).

10.3+	1993 Director Option Plan as amended through May 16, 2002. (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.4+

1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.5+	Executive Variable Compensation Plan (Incorporated herein by reference to Exhibit A to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 19, 1999).

10.6

Amended and Restated  Credit Agreement dated September 28, 2001 with U.S. Bank National Association (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s  quarterly report on Form 10-Q filed November 13, 2001).

10.7	First Amendment to the Amended and Restated Credit Agreement dated April 30, 2002 with U.S. Bank National Association.

10.8	Second Amendment to the Amended and Restated Credit Agreement dated November 27, 2002 with U.S. Bank National Association.

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof).

99.1	Certification by CEO and CFO of Financial Statements.

+	The item listed is a compensatory plan.

(b)	REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the year ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2003	MONACO COACH CORPORATION

	By:	/s/ Kay L. Toolson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kay L. Toolson	Chairman of the Board and Chief Executive	March 12, 2003
(Kay L. Toolson)	Officer (Principal Executive Officer)

/s/ P. Martin Daley	Vice President and Chief Financial Officer (Principal	March 12, 2003
(P. Martin Daley)	Financial and Accounting Officer)

/s/ Robert P. Hanafee, Jr.	Director	March 13, 2003
(Robert P. Hanafee, Jr.)

/s/ L. Ben Lytle	Director	March 11, 2003
(L. Ben Lytle)

/s/ Dennis D. Oklak	Director	March 11, 2003
(Dennis D. Oklak)

/s/ Carl E. Ring, Jr.	Director	March 10, 2003
(Carl E. Ring, Jr.)

/s/ Richard A. Rouse	Director	March 13, 2003
(Richard A. Rouse)

/s/ Roger A. Vandenberg	Director	March 10, 2003
(Roger A. Vandenberg)

Sarbanes-Oxley Section 302(a) Certification

I, P. Martin Daley, certify that:

1.	I have reviewed this annual report on Form 10-K of Monaco Coach Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 14, 2003	/s/: P. Martin Daley
P. Martin Daley
Vice President and Chief Financial Officer

Sarbanes-Oxley Section 302(a) Certification

I, Kay L. Toolson, certify that:

1.	I have reviewed this annual report on Form 10-K of Monaco Coach Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 14, 2003	/s/: Kay L. Toolson

Kay L. Toolson
Chief Executive Officer

MONACO COACH CORPORATION

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Adjustment for SMC Acquisition *	Charge to Expense	Claims Paid	Balance at End of Period

Fiscal year ended December 30, 2000:
Reserve for warranty claims	$13,436		$17,474	$17,160	$13,750

Reserve for product liability	$9,407		$5,489	$6,776	$8,120

Fiscal year ended December 29, 2001:
Reserve for warranty claims	$13,750	$14,037	$21,800	$21,788	$27,799

Reserve for product liability	$8,120	$9,874	$6,108	$4,246	$19,856

Fiscal year ended December 28, 2002:
Reserve for warranty claims	$27,799	$111	$34,237	$30,402	$31,745

Reserve for product liability	$19,856	$229	$8,020	$6,783	$21,322

*  Opening balance sheet entries for SMC Acquisition, see Note 2 to the financial statements.

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Naples, Inc., dated November 27, 2002.

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002.

2.3	Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002.

3.1

Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 1994).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 30, 1999 (Incorporated herein by reference to Exhibit (3.2) to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000).

3.3	Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2+

1993 Incentive Stock Option Plan  as amended through October 23, 2002. (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002).

10.3+	1993 Director Option Plan as amended through May 16, 2002. (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.4+

1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.5+	Executive Variable Compensation Plan (Incorporated herein by reference to Exhibit A to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 19, 1999).

10.6

Amended and Restated Credit Agreement dated September 28, 2001 with U.S. Bank National Association (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s  quarterly report on Form 10-Q filed November 13, 2001).

10.7	First Amendment to the Amended and Restated Credit Agreement dated April 30, 2002 with U.S. Bank National Association.

10.8	Second Amendment to the Amended and Restated Credit Agreement dated November 27, 2002 with U.S. Bank National Association.

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof).

99.1	Certification by CEO and CFO of Financial Statements.

+	The item listed is a compensatory plan.