Form 10-Q
period 2003-03-29
MONACO COACH CORP /DE/
filed 2003-05-13
CIK 910619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 29, 2003

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period from to

Commission File Number: 1-14725

MONACO COACH CORPORATION

Delaware	35-1880244
(State of Incorporation)	(I.R.S. Employer Identification No.)

91320 Industrial Way Coburg, Oregon 97408
(Address of principal executive offices)

Registrant’s telephone number, including area code  (541) 686-8011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒                                                  NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒                                                  NO   ☐

The number of shares outstanding of common stock, $.01 par value, as of March 29, 2003:  29,018,707

MONACO COACH CORPORATION

FORM 10-Q

March 29, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited:  dollars in thousands)

	December 28, 2002	March 29, 2003
ASSETS
Current assets:
Trade receivables, net	$116,647	$98,826
Inventories	175,609	199,901
Resort lot inventory	26,883	24,277
Prepaid expenses	3,612	2,818
Deferred income taxes	33,379	34,965
Total current assets	356,130	360,787

Property, plant, and equipment, net	135,350	140,909
Debt issuance costs, net of accumulated amortization of $389, and $471, respectively	683	611
Goodwill, net of accumulated amortization of $5,320 and $5,320, respectively	55,254	55,254
Total assets	$547,417	$557,561

LIABILITIES
Current liabilities:
Book overdraft	$3,518	$18,216
Line of credit	51,413	35,700
Current portion of long-term note payable	21,667	21,667
Accounts payable	78,055	87,916
Product liability reserve	21,322	22,413
Product warranty reserve	31,745	30,674
Income taxes payable	4,536	7,128
Accrued expenses and other liabilities	29,633	26,969
Total current liabilities	241,889	250,683

Long-term notes payable	30,333	26,000
Deferred income taxes	14,568	15,145
Total liabilities	286,790	291,828

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 28,871,144 and 29,018,707 issued and outstanding, respectively	289	290
Additional paid-in capital	51,501	52,280
Retained earnings	208,837	213,163
Total stockholders’ equity	260,627	265,733
Total liabilities and stockholders’ equity	$547,417	$557,561

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited:  dollars in thousands, except share and per share data)

	Quarter Ended
	March 30, 2002	March 29, 2003

Net sales	$293,600	$273,574
Cost of sales	255,855	239,968
Gross profit	37,745	33,606

Selling, general, and administrative expenses	21,166	25,649
Operating income	16,579	7,957

Other income, net	41	206
Interest expense	(698)	(1,012)
Income before income taxes	15,922	7,151

Provision for income taxes	6,249	2,825

Net income	$9,673	$4,326

Earnings per common share:
Basic	$.34	$.15
Diluted	$.33	$.15

Weighted average common shares outstanding:
Basic	28,712,998	28,956,906
Diluted	29,624,722	29,340,788

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited:  dollars in thousands)

	Quarter Ended
	March 30, 2002	March 29, 2003

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$9,673	$4,326
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of assets	0	16
Depreciation and amortization	2,004	2,262
Deferred income taxes	4,628	(1,009)
Changes in working capital accounts:
Trade receivables, net	(18,334)	17,821
Inventories	(7,812)	(24,292)
Resort lot inventory		2,606
Prepaid expenses	(2,860)	792
Accounts payable	24,510	9,861
Product liability reserve	125	1,091
Product warranty reserve	182	(1,071)
Income taxes payable	545	2,592
Accrued expenses and other liabilities	1,925	(2,664)
Net cash provided by operating activities	14,586	12,331
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,432)	(8,439)
Proceeds from sale of assets	0	687
Net cash used in investing activities	(4,432)	(7,752)
Cash flows from financing activities:
Book overdraft	6,645	14,698
Payments on lines of credit, net	(15,000)	(15,713)
Payments on long-term notes payable	(2,500)	(4,333)
Debt issuance costs	0	(11)
Issuance of common stock	701	780
Net cash used by financing activities	(10,154)	(4,579)
Net change in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 28, 2002 and March 29, 2003, and the results of its operations and its cash flows for the quarters ended March 30, 2002, and March 29, 2003. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of December 28, 2002 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended December 28, 2002.

2.              Acquisition of Outdoor Resorts

On November 27, 2002, the Company completed the acquisition with Outdoor Resorts of America (“ORA”) for all the outstanding stock of Outdoor Resorts of Las Vegas, Inc. (ORLV), Outdoor Resorts of Naples, Inc. (ORN), and Outdoor Resorts Motorcoach Country Club, Inc. (ORMCC), (“the Projects”). The Projects consist of developed and undeveloped luxury motor coach resorts. Previous to the acquisition, the Company had provided ORA with loans in the amount of $8.0 million, as well as co-guaranteeing $10 million in bank debt secured by ORA.

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

The cash paid for the Projects, including transaction costs of $522,000 totaled $21,113,000. The total assets acquired and liabilities assumed of the Projects, based on estimated fair values at November 27, 2002, is as follows:

(in thousands)

Cash	$28
Resort lot inventory	26,784
Deferred tax asset	272
Property and equipment	3,670
Total assets acquired	30,754

Notes payable	(8,027)
Accounts payable	(1,165)
Accrued liabilities	(449)
Total liabilities assumed	(9,641)

Total assets acquired and liabilities assumed	$21,113

3.              Inventories

Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	December 28, 2002	March 29, 2003
	(in thousands)
Raw materials	$70,021	$72,779
Work-in-process	62,022	60,982
Finished units	43,566	66,140
	$175,609	$199,901

4.              Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $70 million (the “Revolving Loan”). At the election of the Company, the Revolving Loan bears interest at variable rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on September 30, 2004, and requires monthly interest payments. The balance outstanding under the Revolving Loan at March 29, 2003 was $35.7 million. The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

5.              Long-term Notes Payable

The Company has long-term notes payable of $47.7 million outstanding at March 29, 2003. The term notes bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The term notes require monthly interest payments and quarterly principal payments and are collateralized by all the assets of the Company. Additional prepayments for portions of the term notes are required in the event the Company sells substantially all or any motor coach resort location. The term notes are due and payable in full on September 28, 2005.

The following table displays the scheduled future principal payments by fiscal year that will be due on the term loan.

Year	Amount of Payment Due
(in thousands)
2003	$17,334
2004	17,333
2005	13,000
$47,667

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

	Quarter Ended
	March 30, 2002	March 29, 2003
Basic
Issued and outstanding shares (weighted average)	28,712,998	28,956,906

Effect of Dilutive Securities
Stock Options	911,724	383,882
Diluted	29,624,722	29,340,788

7.              Stock Option Plans

At December 28, 2002, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Quarter Ended
	March 30, 2002	March 29, 2003
	(in thousands, except per share data)
Net income-as reported	$9,673	$4,326
Deduct: Total stock-based employee compensation expense Determined under fair value based method for all awards, net of related tax effects	202	168

	$9,471	$4,158
Earnings per share:
Basic - as reported	$0.34	$0.15
Basic - pro forma	$0.33	$0.14

Diluted - as reported	$0.33	$0.15
Diluted - pro forma	$0.32	$0.14

8.              Commitments and Contingencies

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at March 29, 2003 is $495.5 million, with approximately 8.3% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected. The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories. As of March 29, 2003, the Company has provided a reserve in the amount of $150,000, and will accordingly record an expense in the next three consecutive quarters in the same amount. This estimated liability, is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, those below that have been marked with an asterisk(*). In addition, the Company may from time to time make forward-looking statements through statements that include words such as “believes,” “expects,” “anticipates” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption “Factors That May Affect Future Operating Results.” The Company cautions the reader, however, that these factors may not be exhaustive.

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A and Class C motor coaches and towable recreational vehicles (“towables”). The Company’s product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names. The Company’s products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $70,000 to $1.1 million for motor coaches and from $25,000 to $65,000 for towables.

RESULTS OF OPERATIONS

Quarter ended March 29, 2003 Compared to Quarter ended March 30, 2002

First quarter net sales decreased 6.8% to $273.6 million compared to $293.6 million for the same period last year. Gross diesel motorized sales were down 12.6%, while gas motorized sales were up 18.5%, and towables were down 2.1%. The overall decrease in revenues has been created by continuing challenging market conditions, uncertainties arising from the war in Iraq, and a sluggish economy. The Company’s overall unit sales were down 12.1% in the first quarter of 2003 with diesel motorized unit sales down 18.4% to 1,223 units, gas motorized unit sales up 11.8% to 475 units, and towable unit sales down 13.0% to 669 units. The Company’s total average unit selling price increased to $114,200 from $109,800 in the same period last year.

Gross profit for the first quarter of 2003 decreased to $33.6 million, down from $37.7 million in 2002, and gross margin decreased from 12.9% in the first quarter of 2002 to 12.3% in the first quarter of 2003. The decrease in gross margin over the prior year was primarily due to an increase in discounts off of wholesale invoices of approximately .6% of sales. The Company’s overall gross margin may fluctuate in future periods if the mix of products shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses increased by $4.5 million to $25.6 million in the first quarter of 2003 and increased as a percentage of sales from 7.2% in 2002 to 9.4% in 2003. Selling, general, and administrative expenses in the first quarter of 2003 included increases in spending related to retail promotion efforts of 1.5% as a percentage of sales, increases in litigation settlement costs of 1.0% as a percentage of sales, as well as various benefits from slightly lower administrative, selling, and general costs. The Company’s selling, general, and administrative expenses may fluctuate in future periods depending on the Company’s strategy of retail promotions as a result of difficult market conditions or competitive pressures. The Company expects litigation settlement costs to trend down throughout the remaining quarters of 2003.

Operating income was $8.0 million, or 2.9% of sales in the first quarter of 2003 compared to $15.9 million, or 5.4% of sales in the similar 2002 period. The decrease in operating margins reflects lower gross margins and increased selling, general, and administrative costs.

Net interest expense was $1.0 million in the first quarter of 2003 compared to $698,000 in the comparable 2002 period, reflecting a higher level of borrowing during the first quarter of 2003 due to higher inventory and accounts receivable balances.

The Company reported a provision for income taxes of $2.8 million, or an effective tax rate of 39.5% in the first quarter of 2003, compared to $6.2 million, or an effective tax rate of 39.2% for the comparable 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first quarter of 2003, the Company generated cash of $12.3 million from operating activities. The Company generated $6.6 million from net income and non-cash expenses such as depreciation and amortization. This amount was mostly offset by net changes in working capital accounts. Sources of cash included a decrease in trade receivables of $17.8 million, a decrease in resort lot inventory of $2.6 million, an increase in trade payables of $9.9 million, an increase in product liability reserve of $1.21 million and an increase in income taxes payable of $2.6 million. The uses of cash included an increase of $24.3 million in inventories, an increase in product warranty reserve of $1.01 million, and an increase of $2.7 million in accrued expenses. The decrease in trade receivables reflects decreased shipments in the first quarter compared to the fourth quarter of 2002. Increased inventory levels reflect an increase in finished goods due to unanticipated slow downs in demand related to negative market and economic conditions. Increased payables and liabilities are reflective of increased purchases for higher production run rates over the prior year, model change, accruals for current income taxes payable, and various other accrued liabilities.

The Company has credit facilities consisting of a revolving line of credit of up to $70.0 million of which $35.7 million was outstanding at March 29, 2003 (the “Revolving Loan”) and term loans with balances of $47.7 million at March 29, 2003 (the “Term Loans”). At the election of the Company, the Revolving Loan and Term Loans bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving loan is due and payable in full on September 30, 2004, and requires monthly interest payments. Additional prepayments for portions of the term notes are required in the event the Company sells substantially all of any motor coach resort location. The Term Loans require monthly interest payments and quarterly principal payments that total $4.3 million. The Revolving Loan and Term Loans are collateralized by all the assets of the Company and include various restrictions and financial covenants. The Company utilizes “Zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At March 29, 2003, the Company had working capital of approximately $110.1 million, a decrease of $4.1 million from working capital of $114.2 million at December 28, 2002. The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $8.4 million in the first quarter of 2003, which included costs related to the construction of a new paint facility at the Company’s Indiana location, an expansion of the Indiana towable plant, a new service facility in Florida, as well as various other routine capital expenditures. The Company anticipates that capital expenditures for all of 2003 will be approximately $21 to $22 million, which includes expenditures to complete the Florida service center and Indiana towable plant expansion, an expansion of the Oregon chassis plant, and routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects, and normal replacement of outdated or worn-out equipment.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period.  At March 29, 2003, approximately $495.5 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 8.3% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During the first quarter of 2003, there were no losses associated with the exercise of repurchase agreements.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments.  The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Long-term Debt(1)	$21,667	$26,000		$0	$0	$47,667
Operating Leases(2)	2,598	2,216		2,003	3,828	10,645
Total Contractual Cash Obligations	$24,265	$28,216		$2,003	$3,828	$58,312

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit(3)	$0	$35,700		$0	$0	$35,700
Guarantees		16,000	(2)	0	0	16,000
Repurchase Obligations(4)	0	495,500		0	0	495,500
Total Commitments	$0	$547,200		$0	$0	$547,200

(1)  See Note 5 to the financials.

(2)  Various leases including manufacturing facilities, aircraft, and machinery and equipment. See Note 8 to the financials.

(3)  See Note 4 to the financials.  The amount listed represents available borrowings on the line of credit at March 29, 2003.

(4)  Reflects obligations under manufacturer repurchase commitments. See Note 8 to the financials.

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

•                   Our ability to utilize our manufacturing resources efficiently may be adversely impacted due to reduced run rates in our plants.

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

Our overall gross margin may decline in the future to the extent we continue to run at reduced rates in our plants.  These reduced rates create inefficiencies in plant overhead and indirect costs associated with the production process.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES WHEN WE EXPAND OUR MANUFACTURING CAPACITY  In the past few years, we have significantly increased our manufacturing capacity.  In connection with this expansion, we have also integrated some of our manufacturing facilities.  We may experience unexpected building and production problems associated with any such expansion.  In the past, we have had difficulties with the manufacturing of new models and increasing the rates of production of our plants.  Our expenses have increased as a result of the expansion and we will be materially and adversely affected if the expansion does not result in an increase in revenue from new or additional products.

This expansion involves risks, including the following:

•                   We must rely on timely performance by contractors, subcontractors, and government agencies, whose performance we may be unable to control.

•                   The development of new products involves costs associated with new machinery, training of employees, and compliance with environmental, health and other government regulations.

•                   The newly developed products may not be successful in the marketplace.

•                   We may be unable to complete a planned expansion in a timely manner, which could result in lower production levels and an inability to satisfy customer demand for our products.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES Although our products were offered by approximately 420 dealerships located primarily in the United States and Canada as of March 29, 2003, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For the quarter ended March 29, 2003, sales to one dealer, Lazy Days RV Center, accounted for 12.4% of total sales compared to 14.2% of sales in the same period ended last year. For the first quarter of 2003, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 43.4% of sales, compared to 42.3% of sales for the same period in 2002. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender. Obligations under these agreements vary from period to period, but totaled approximately $495.5 million as of March 29, 2003, with approximately 8.3% concentrated with one dealer. Losses associated with repurchases and subsequent resales of the Company’s products have historically been immaterial to operations, however the Company has provided a reserve in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in the amount of $150,000 for the current quarter. Nonetheless, if the Company were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions. As of March 29, 2003, total trade receivables were $98.8 million, with approximately $85.3 million, or 86.3% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $13.5 million of trade receivables were concentrated substantially all with one dealer.

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

OUR BUSINESS IS SUBJECT TO VARIOUS TYPES OF LITIGATION, INCLUDING PRODUCT LIABILITY AND WARRANTY CLAIMS  We are subject to litigation arising in the ordinary course of our business, typically for product liability and warranty claims that are common in the recreational vehicle industry.  While we do not believe that the outcome of any pending litigation, net of insurance coverage, will materially adversely affect our business, result of operations, or financial condition, we cannot provide assurances in this regard because litigation is an inherently uncertain process.*

To date, we have been successful in obtaining product liability insurance on terms that we consider acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate.  We cannot be certain we will be able to obtain insurance coverage in the future at acceptable levels or that the costs of such insurance will be reasonable.  Further, successful assertion against us of one or a series of large uninsured claims, or of a series of claims exceeding our insurance coverage, could have a material adverse effect on our business, results of operations, and financial condition.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES WITH OUR INVESTMENT IN THE OUTDOOR RESORTS PROJECTS  We acquired from Outdoor Resorts of America, Inc. (“ORA”) three luxury motor coach resort properties being developed by ORA in Las Vegas, Nevada; Indio, California; and Naples, Florida.  The resorts offer individual lots to owners, with undivided interests in the resort amenities.  If we experience difficulties in selling these properties, we could incur additional expenses which would adversely affect our profits.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

SFAS 148

In December 2002, the Board issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.  This statement provides transition guidance for entities that elect to voluntarily adopt the accounting provisions of SFAS 123.  The statement does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees.  The statement also requires certain new disclosures that are incremental to those required by SFAS 123. The transition and disclosure provisions are effective for fiscal years ending after December 15, 2002.  The Company applies the intrinsic value method of APB 25 in accordance with SFAS 123 and has elected the disclosure provisions of the fair value method of SFAS 123.  Therefore, the transitional rules for adopting SFAS 123 do not apply, however, the Company has implemented the provisions and new disclosure requirements of SFAS 148 in its financial statements.

FIN 45

In November 2002, the Board issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57 and 107 and Rescission of FIN 34.  The Interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has implemented the provisions and included the disclosure requirements of FIN 45 in its financial statements and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including repurchase obligations to third party lenders for inventory financing of dealer inventories.  Pursuant to FIN 45, the Company has provided a reserve in the amount of $150,000 and will record an expense of approximately the same amount in each of the next three consecutive quarters.  This estimated liability is based on the Company's experience of losses associated with the repurchase and resale of units in prior years.

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

FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities (VIE), in which a company holds a variable interest that is acquired before February 1, 2003.  The Company does not believe it is a primary beneficiary of a VIE or holds any significant interest or involvement in a VIE and therefore there will be no impact of adopting this standard on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures,” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) have concluded that as of a date within 90 days of the filing date of this report (the “Evaluation Date”) our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud.  Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the Company will be detected.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1 Certification by CEO and CFO of Financial Statements.

(b)                                 Reports on Form 8-K

No reports of Form 8-K were filed during the quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	May 13, 2003	/s/: P. Martin Daley
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

Dated:	May 13, 2003	/s/: P. Martin Daley
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

Dated:	May 13, 2003	/s/: Kay L. Toolson
Kay L. Toolson
Chief Executive Officer

EXHIBITS INDEX

Exhibit
Number                                                                            Description of Document

99.1                                                                                                   Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.