Form 10-Q
period 2003-06-28
MONACO COACH CORP /DE/
filed 2003-08-12
CIK 910619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 28, 2003

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

YES ☒         NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒         NO ☐

The number of shares outstanding of common stock, $.01 par value, as of June 28, 2003:  29,051,281

MONACO COACH CORPORATION

FORM 10-Q

June 28, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands, except share and per share data)

	December 28, 2002	June 28, 2003
ASSETS
Current assets:
Trade receivables, net	$116,647	$104,790
Inventories	175,609	161,176
Resort lot inventory	26,883	22,622
Prepaid expenses	3,612	3,527
Deferred income taxes	33,379	32,468
Total current assets	356,130	324,583

Property, plant, and equipment, net	135,350	143,052
Debt issuance costs net of accumulated amortization of $389, and $566, respectively	683	806
Goodwill, net of accumulated amortization of $5,320 and $5,320, respectively	55,254	55,254
Total assets	$547,417	$523,695

LIABILITIES
Current liabilities:
Book overdraft	$3,518	$9,486
Line of credit	51,413	41,785
Current portion of long-term note payable	21,667	21,667
Accounts payable	78,055	67,396
Product liability reserve	21,322	21,491
Product warranty reserve	31,745	29,329
Income taxes payable	4,536	0
Accrued expenses and other liabilities	29,633	28,545
Total current liabilities	241,889	219,699

Long-term note payable	30,333	21,667
Deferred income taxes	14,568	15,815
	286,790	257,181

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par, 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 28,871,144 and 29,051,281 issued and outstanding, respectively	289	291
Additional paid-in capital	51,501	52,478
Retained earnings	208,837	213,745
Total stockholders’ equity	260,627	266,514
Total liabilities and stockholders’ equity	$547,417	$523,695

See accompanying notes.

MONACO COACH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Six-Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net sales	$313,742	$268,361	$607,342	$541,935
Cost of sales	272,513	241,108	528,368	481,076
Gross profit	41,229	27,253	78,974	60,859

Selling, general, and administrative expenses	22,505	25,744	43,671	51,393
Operating income	18,724	1,509	35,303	9,466

Other income, net	2	232	43	438
Interest expense	(669)	(779)	(1,367)	(1,791)
Income before income taxes	18,057	962	33,979	8,113

Provision for income taxes	7,087	380	13,336	3,205
Net income	$10,970	$582	$20,643	$4,908

Earnings per common share:
Basic	$.38	$.02	$.72	$.17
Diluted	$.37	$.02	$.70	$.17

Weighted average common shares outstanding:
Basic	28,807,792	29,027,603	28,760,396	28,992,255
Diluted	29,660,847	29,469,777	29,642,792	29,405,286

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Six-Months Ended
	June 29, 2002	June 28, 2003

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$20,643	$4,908
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Gain on sale of assets	0	287
Depreciation and amortization	4,010	4,677
Deferred income taxes	4,030	2,158
Changes in working capital accounts:
Trade receivables, net	(39,301)	11,857
Inventories	(24,105)	14,433
Resort lot inventory	0	4,261
Prepaid expenses	(2,992)	80
Accounts payable	21,198	(10,659)
Product liability reserve	568	169
Product warranty reserve	2,081	(2,416)
Income taxes payable	6,317	(4,536)
Accrued expenses and other liabilities	6,304	(1,088)
Net cash (used) provided by operating activities	(1,247)	24,131
Cash flows from investing activities:
Additions to property, plant, and equipment	(6,797)	(14,272)
Proceeds from sale of assets	13	1,789
Issuance of notes receivable	(13)	0
Net cash used in investing activities	(6,797)	(12,483)
Cash flows from financing activities:
Book overdraft	10,869	5,968
(Payments) borrowings on lines of credit, net	1,000	(9,628)
Payments on long-term notes payable	(5,000)	(8,666)
Debt issuance costs	0	(301)
Issuance of common stock	1,175	979
Net cash provided (used) by financing activities	8,044	(11,648)
Net change in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 28, 2002 and June 28, 2003, and the results of its operations for the quarters and six-month periods ended June 29, 2002 and June 28, 2003, and cash flows of the Company for the six-month periods ended June 29, 2002 and June 28, 2003.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 28, 2002 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended December 28, 2002.

2.              Acquisition of Outdoor Resorts

On November 27, 2002, the Company completed the acquisition from Outdoor Resorts of America (“ORA”) of all the outstanding stock of Outdoor Resorts of Las Vegas, Inc. (ORLV), Outdoor Resorts of Naples, Inc. (ORN), and Outdoor Resorts Motorcoach Country Club, Inc. (ORMCC), (“the Projects”).  The Projects consist of developed and undeveloped luxury motor coach resorts.  Previous to the acquisition, the Company had provided ORA with loans in the amount of $8.0 million, as well as  co-guaranteeing $10 million in bank debt secured by ORA.

As consideration for the acquisition, the Company assumed the current debt and liabilities of the projects of approximately $30.8 million, including the $8.0 million note payable to the Company, and the $10 million co-guaranteed debt.

The cash portion of the $30.8 million in consideration given, paid for the Projects, including transaction costs of $522,000 totaled $21,113,000.  The total assets acquired and liabilities assumed of the Projects, based on estimated fair values at November 27, 2002, are as follows:

(in thousands)

Cash	$28
Resort lot inventory	26,784
Deferred tax asset	272
Property and equipment	3,670
Total assets acquired	30,754

Notes payable	(8,027)
Accounts payable	(1,165)
Accrued liabilities	(449)
Total liabilities assumed	(9,641)

Total assets acquired and liabilities assumed	$21,113

3.              Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 28, 2002	June 28, 2003
	(in thousands)
Raw materials	$70,021	$54,392
Work-in-process	62,022	60,254
Finished units	43,566	46,530
	$175,609	$161,176

4.              Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $95 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at variable rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving Loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at June 28, 2003 was $41.8 million.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

5.              Long-term Notes Payable

The Company has long-term notes payable of $43.3 million outstanding at June 28, 2003.  The term notes bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term notes require monthly interest payments and quarterly principal payments and are collateralized by all the assets of the Company.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all or any motor coach resort location.  The term notes are due and payable in full on September 28, 2005.

The following table displays the scheduled future principal payments by fiscal year that will be due on the term loan.

Year	Amount of Payment Due
(in thousands)
2003	$13,000
2004	17,334
2005	13,000

$43,334

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

	Quarter Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
Basic
Issued and outstanding shares (weighted average)	28,807,792	29,027,603	28,760,396	28,992,255

Effect of Dilutive Securities
Stock Options	853,055	442,174	882,396	413,031
Diluted	29,660,847	29,469,777	29,642,792	29,405,286

7.              Stock Option Plans

At June 28, 2003, the Company had three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Quarter Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net income - as reported	$10,970	$582	$20,643	$4,908
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	130	172	260	338
	$10,840	$410	$20,383	$4,570

Earnings per share:
Basic - as reported	$0.38	$0.02	$0.72	$0.17
Basic - pro forma	$0.38	$0.01	$0.71	$0.16

Diluted - as reported	$0.37	$0.02	$0.70	$0.17
Diluted - pro forma	$0.37	$0.01	$0.69	$0.16

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at June 28, 2003 is $461.0 million, with approximately 8.43% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  As of June 28, 2003, the Company has provided a reserve in the amount of $300,000, and expects to record an expense in each of the next two consecutive quarters in the amount of $150,000.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

Aircraft Lease Commitment

The Company has a two-year operating lease for an aircraft, ending February 11, 2004, with annual renewals for up to three additional years.  If at the end of the initial lease period the Company elects to return the aircraft, the Company has guaranteed up to $16 million in the event the Lessor’s net sales proceeds are less than $18.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include, but are not limited to, those below that have been marked with an asterisk (*).  In addition, the Company may from time to time make forward-looking statements through statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  Such forward-looking statements involve known and  unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.  The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption “Factors That May Affect Future Operating Results.”  The Company cautions the reader, however, that these factors may not be exhaustive.

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

RESULTS OF OPERATIONS

Quarter ended June  28, 2003 Compared to Quarter ended June 29, 2002

Second quarter net sales decreased 14.5% to $268.4 million compared to $313.7 million for the same period last year. Gross diesel motorized revenues were down 14.5%, while gas motorized were down 9.8% and towables were down 31.4%, reflecting continued challenging market conditions.  The Company’s overall unit sales were down 24.6% in the second quarter of 2003 with diesel motorized unit sales down 21.1% to 1,173 units, gas motorized unit sales down 12.2% to 535 units, and towable unit sales down by 38.7% to 552 units.  The Company’s total average selling price increased to $119,000 from $106,000 in the same period last year.

Gross profit for the second quarter of 2003 decreased to $27.3 million, down from $41.2 million in 2002, and gross margin decreased from 13.1% in the second quarter of 2002 to 10.2% in the second quarter of 2003.  The decrease in gross margin over the prior year was due in part to an increase in sales discounts, which increased as a percentage of sales by 1.1%.  Gross margins were further dampened by higher indirect costs of sales due to lower run rates in the Company’s production facilities which impacted gross margin negatively by approximately 2%.

Selling, general, and administrative expenses increased by $3.2 million to $25.7 million in the second quarter of 2003 and increased as a percentage of sales from 7.2% in 2002 to 9.6% in 2003.  The increase in selling, general, and administrative expenses in the second quarter of 2003 was due to increases in retail promotion efforts that enabled the Company to sell substantially all of its 2003 model year product.  These increases were partially offset by slightly lower administrative wages and salary.  The Company’s selling, general, and administrative expense may fluctuate in future periods depending on the Company’s strategy of retail promotions as a result of difficult market conditions or competitive pressures.*

Operating income was $1.5 million, or 0.6% of sales in the second quarter of 2003 compared to $18.7 million, or 6.0% of sales in the similar 2002 period.  The decrease in operating margins reflects lower gross margins, and higher selling, general, and administrative costs.

Net interest expense was $779,000 (after the capitalization of $135,000 for construction-in-progress) in the second quarter of 2003 versus $669,000 in the comparable 2002 period, reflecting a higher level of borrowing during the second quarter of 2003.

The Company reported a provision for income taxes of $380,000, or an effective tax rate of 39.5%, in the second quarter of 2003, compared to $7.1 million, or an effective tax rate of 39.3%, for the comparable 2002 period.

Net income for the second quarter of 2003 was $582,000 compared to $11.0 million in 2002 due to an increase in sales combined with a lower operating margin that was only partially offset by a decrease in interest expense.

Six Months ended June 28, 2003 Compared to Six Months ended June 29, 2002

Net revenues decreased 10.8% to $541.9 million compared to $607.3 million for the same period last year.  Gross diesel motorized sales revenues were down 13.5%, gas motorized were up 1.6%, and towables were down 17.9%. Overall unit sales for the Company were down 18.7% in the first six months of 2003 compared to the similar period in 2002 with diesel motorized unit sales down 19.7% to 2,396 units, gas motorized down 2.3% to 1,010 units, and towables down 26.9 % to 1,221. The Company’s average unit selling prices increased in the first six months of 2003 compared to the similar 2002 period to $117,000 from $108,000.

Gross profit for the six-month period ended June 28, 2003 decreased to $60.9 million from $79.0 million in 2002, and gross margin decreased to 11.2% in 2003 from 13.0% in 2002. The decrease in gross margin over the prior year was due in part to an increase in sales discounts, which increased as a percentage of sales by 0.9%.  Gross margins were further dampened by higher indirect costs of sales due to lower run rates in the Company’s production facilities which impacted gross margin negatively by 1.3%, and by various other direct costs of sales.

Selling, general, and administrative expenses increased by $7.7 million to $51.4 million in the first six months of 2003 and increased as a percentage of sales from 7.2% in 2002 to 9.5% in 2003.  Selling, general, and administrative expenses in the first six months of 2003 were higher than the corresponding period of 2002, due primarily to an increase of 2.1%, as a percentage of sales, in dealer promotions, which include retail incentives.

Operating income decreased to $9.5 million in the first six months of 2003 from $35.3 million in 2002.  The Company’s higher selling, general, and administrative expense as a percentage of sales combined with the decline in the Company’s gross margin, resulted in a decrease in operating margin of 1.7% in the first six months of 2003 compared to 5.8% in the first six months of 2002.

Net interest expense was $1.8 million (after the capitalization of $135,000 for construction-in-progress) in the first six months of 2003 versus $1.4 million in the comparable 2002  period, reflecting a higher level of borrowing during the first half of 2003.

The Company reported a provision for income taxes of $3.2 million, or an effective tax rate of 39.5%, for the first six months of 2003, compared to $13.3 million, or an effective tax rate of 39.3%, for the comparable 2002 period.

Net income for the first half of 2003 was $4.9 million compared to $20.6 million in 2002 due to the decrease in sales combined with lower gross margins, and higher selling, general, and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first six months of 2003, the Company generated cash of $24.1 million from operating activities.  The Company generated $9.9 million from net income and non-cash expenses such as depreciation and amortization.  Additional sources of cash included a decrease in trade receivables of $11.9 million, a decrease in inventories of $14.4 million, and a decrease in resort lot inventory of $4.3 million.  The uses of cash in operating activities included a decrease in accounts payable of $10.7 million, a decrease in product warranty reserve of $2.4 million, and a decrease of $1.1 million in accrued expenses, and a decrease of $4.5 million in income taxes payable.  The decrease in trade receivables reflects decreased shipments in the last week of the second quarter of 2003 compared to the fourth quarter of 2002.  Decreased inventory levels reflect a decrease in finished goods and raw materials in accordance with the Company’s desire to reduce working capital needs.  Decreased payables and liabilities are reflective of decreased purchases for lower production run rates over the prior year, model change, accruals for current income taxes payable, and various other accrued liabilities.

On May 29, 2003 the Company amended it’s credit facility to increase it’s operating line of credit from $70.0 million to $95.0 million.  This amendment also extended the maturity date of the operating line of credit from September 30, 2004 to June 30, 2005.  At June 28, 2003, the Company had credit facilities consisting of a revolving line of credit of up to $95.0 million of which $41.8 million was outstanding  (the “Revolving Loan”) and term loans with balances of $43.3 million at June 28, 2003 (the “Term Loans”).  At the election of the Company, the Revolving Loan and Term Loans bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all of any motor coach resort location.  The Term Loans require monthly interest payments and quarterly principal payments that total $4.3 million.  The Revolving Loan and Term Loans are collateralized by all the assets of the Company and include various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At June 28, 2003, the Company had working capital of approximately $104.9 million, a decrease of $9.3 million from working capital of $114.2 million at December 28, 2002.  The Company has been using short-term credit facilities and cash flows from operations to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $14.3 million in the first six months of  2003, which included costs related to the construction of a new paint facility at the Company’s Indiana location, an expansion of the Indiana towable plant, a new service facility in Florida, as well as various other routine capital expenditures.  The Company anticipates that capital expenditures for all of 2003 will be approximately $21 to $22 million, which includes expenditures to complete the Indiana towable plant expansion, an expansion of the Oregon chassis plant, and routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects, and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period.  At June 28, 2003, approximately $461.0 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 8.43% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During the first six months of 2003, there were approximately $600,000 in losses associated with the exercise of repurchase agreements.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term Debt (1)	$21,667	$21,667	$0	$0	$43,334
Operating Leases (2)	2,598	2,216	2,003	3,178	9,995
Total Contractual Cash Obligations	$24,265	$23,883	$2,003	$3,178	$53,329

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit (3)	$0	$41,785		$0	$0	$41,785
Guarantees		16,000	(2)	0	0	16,000
Repurchase Obligations (4)	0	461,000		0	0	461,000
Total Commitments	$0	$518,785		$0	$0	$518,785

(1)          See Note 5 to the financials.

(2)          Various leases including manufacturing facilities, aircraft, and machinery and equipment.  See Note 8 to the financials.

(3)          See Note 4 to the financials.  The amount listed represents available borrowings on the line of credit at June 28, 2003.

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

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This analysis involves management comparing the market capitalization of the Company, to the carrying amount, including goodwill, of the net book value of the Company to determine if goodwill has been impaired.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by approximately 420 dealerships located primarily in the United States and Canada as of June 28, 2003, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the quarter ended June 28, 2003, sales to one dealer, Lazy Days RV Center, accounted for 13.6% of total sales compared to 12.5% of sales in the same period ended last year. For the second quarter of 2003, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 40.0% of sales, compared to 42.1% of sales for the same period in 2002.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $461.0 million as of June 28, 2003, with approximately 8.43% concentrated with one dealer.  Losses associated with repurchases and subsequent resales of the Company’s products have historically been immaterial to operations, however the Company has provided a reserve in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in the amount of $300,000 for the first six months of 2003.  Nonetheless, if the Company were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  As of June 28, 2003, total trade receivables were $104.8 million, with approximately $83.5 million, or 79.7% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $21.3 million of trade receivables were concentrated substantially all with one dealer.

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

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS  A number of important components for certain of our products are purchased from single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana and Meritor) for all diesel motor coaches and chassis (Workhorse and Ford) for gas motor coaches.  We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements.  For example, in 1997, Allison placed all chassis manufacturers on allocation with respect to one of the transmissions that we use, and again in 1999 Ford placed one of its gasoline- powered chassis on allocation.  An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

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

FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities (VIE), in which a company holds a variable interest that is acquired before February 1, 2003.  The Company does not believe it is a primary beneficiary of a VIE or holds any significant interest or involvement in a VIE and therefore there will be no impact of adopting this standard on the Company’s consolidated financial statements.

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

Changes in Internal Controls

Subsequent to the “Evaluation Date,” there were no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were there any significant deficiencies or material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held on May 13, 2003 in Coburg, Oregon, the Stockholders (i) elected four Class II directors to serve on the Company’s Board of Directors, (ii) amended the Company’s Director Option Plan to (a) increase the number of stock options non-employee directors receive annually to 4,000 shares; and (b) to allow non-employee directors to receive up to fifty percent (50%) of their annual cash compensation in the form of Company securities, and, (iii)  ratified the Company’s appointment of PricewaterhouseCoopers LLP as independent auditors.

The vote for the election of the four Class II directors was as follows:

Nominee	For	Withheld
Robert P. Hanafee, Jr.	27,318,301	204,286
Dennis D. Oklak	27,257,442	265,145
Carl E. Ring, Jr.	27,254,376	268,211
Roger A. Vandenberg	27,254,888	267,699

The vote for amending the Company’s Director Option Plan was as follows:

For	Against		Abstained
25,293,261	1,309,377	+	703,231

The vote for ratifying the appointment of PricewaterhouseCoopers LLP was as follows:

For	Against		Abstained
27,030,789	265,054	+	10,026

+ Includes 0 broker nonvotes

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.2	1993 Director Option Plan as Amended Through May 13, 2003.

	10.12	Third Amendment to the Amended and Restated Credit Agreement dated May 28, 2003 with U.S. Bank National Association.

	31.1	Sarbanes-Oxley Section 302(a) Certification.

	31.2	Sarbanes-Oxley Section 302(a) Certification.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	i.	On April 3, 2003, the Company filed a Form 8-K which furnished a copy of a press release announcing preliminary results for the three months ended March 28, 2003.

	ii.	On April 9, 2003, the Company filed a Form 8-K which furnished certain remarks made by management in a conference call.

	iii.	On April 23, 2003, the Company filed a Form 8-K which furnished a copy of a press release announcing the Company’s results of operations for the three months ended March 28, 2003..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated: August 11, 2003	/s/ P. Martin Daley
P. Martin Daley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description of Document

10.2	1993 Director Option Plan as Amended Through May 13, 2003.

10.12	Third Amendment to the Amended and Restated Credit Agreement dated May 29, 2003 with U.S. Bank National Association.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.