Form 10-Q
period 2003-09-27
MONACO COACH CORP /DE/
filed 2003-11-03
CIK 910619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 27, 2003

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

YES  ☒          NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒          NO  ☐

The number of shares outstanding of common stock, $.01 par value, as of September 27, 2003:  29,093,637

MONACO COACH CORPORATION

FORM 10-Q

September 27, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands, except share and per share data)

	December 28, 2002	September 27, 2003
ASSETS
Current assets:
Trade receivables, net	$116,647	$105,949
Inventories	175,609	132,142
Resort lot inventory	26,883	14,972
Prepaid expenses	3,612	2,880
Deferred income taxes	33,379	33,047
Total current assets	356,130	288,990

Property, plant, and equipment, net	135,350	141,669
Debt issuance costs net of accumulated amortization of $389, and $686, respectively	683	690
Goodwill, net of accumulated amortization of $5,320 and $5,320, respectively	55,254	55,254
Total assets	$547,417	$486,603

LIABILITIES
Current liabilities:
Book overdraft	$3,518	$4,724
Line of credit	51,413	0
Current portion of long-term note payable	21,667	15,500
Accounts payable	78,055	77,504
Product liability reserve	21,322	20,626
Product warranty reserve	31,745	28,976
Income taxes payable	4,536	2,096
Accrued expenses and other liabilities	29,633	30,013
Total current liabilities	241,889	179,439

Long-term note payable	30,333	17,000
Deferred income taxes	14,568	16,932
	286,790	213,371

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par, 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 28,871,144 and 29,093,637 issued and outstanding, respectively	289	291
Additional paid-in capital	51,501	52,934
Retained earnings	208,837	220,007
Total stockholders’ equity	260,627	273,232
Total liabilities and stockholders’ equity	$547,417	$486,603

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Nine-Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net sales	$314,680	$303,178	$922,022	$845,113
Cost of sales	271,863	266,458	800,230	747,534
Gross profit	42,817	36,720	121,792	97,579

Selling, general, and administrative expenses	22,783	25,667	66,455	77,060
Operating income	20,034	11,053	55,337	20,519

Other income, net	3	64	47	502
Interest expense	(633)	(767)	(2,000)	(2,558)
Income before income taxes	19,404	10,350	53,384	18,463

Provision for income taxes	7,616	4,088	20,953	7,293

Net income	$11,788	$6,262	$32,431	$11,170

Earnings per common share:
Basic	$.41	$.22	$1.13	$.38
Diluted	$.40	$.21	$1.10	$.38

Weighted average common shares outstanding:
Basic	28,859,515	29,080,716	28,793,435	29,021,742
Diluted	29,527,539	29,625,959	29,604,369	29,478,842

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Nine-Months Ended
	September 28, 2002	September 27, 2003

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$32,431	$11,170
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss on sale of assets	164	20
Depreciation and amortization	6,364	7,202
Deferred income taxes	(1,511)	4,297
Changes in working capital accounts:
Trade receivables, net	(28,668)	11,075
Inventories	(40,468)	43,467
Resort lot inventory	0	4,712
Prepaid expenses	(2,582)	724
Accounts payable	30,045	(551)
Product liability reserve	4,069	(696)
Product warranty reserve	1,368	(2,769)
Income taxes payable	13,234	(2,440)
Accrued expenses and other liabilities	11,043	633
Net cash provided by operating activities	25,489	76,844
Cash flows from investing activities:
Additions to property, plant, and equipment	(13,055)	(16,969)
Proceeds from sale of assets	384	2,051
Proceeds from sale of Naples property	0	6,650
Issuance of notes receivable	312	0
Net cash used in investing activities	(12,359)	(8,268)
Cash flows from financing activities:
Book overdraft	3,923	1,206
Payments on lines of credit, net	(11,196)	(51,413)
Payments on long-term notes payable	(7,500)	(19,500)
Debt issuance costs	0	(304)
Issuance of common stock	1,643	1,435
Net cash used in financing activities	(13,130)	(68,576)
Net change in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 28, 2002 and September 27, 2003, and the results of its operations for the quarters and nine-month periods ended September 28, 2002 and September 27, 2003, and cash flows of the Company for the nine-month periods ended September 28, 2002 and September 27, 2003.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 28, 2002 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended December 28, 2002.

2.            Acquisition of Outdoor Resorts

On November 27, 2002, the Company completed the acquisition from Outdoor Resorts of America (“ORA”) of all the outstanding stock of Outdoor Resorts of Las Vegas, Inc. (ORLV), Outdoor Resorts of Naples, Inc. (ORN), and Outdoor Resorts Motorcoach Country Club, Inc. (ORMCC), (“the Projects”).  The Projects consist of developed and undeveloped luxury motor coach resorts.  Prior to the acquisition, the Company had provided ORA with loans in the amount of $8.0 million, and had co-guaranteed $10 million in bank debt secured by ORA properties.

As consideration for the acquisition, the Company assumed the current debt and liabilities of the projects of approximately $30.8 million, including the $8.0 million note payable to the Company, and the $10 million co-guaranteed debt.

The cash portion of the $30.8 million in consideration paid for the Projects, including transaction costs of $522,000, totaled $21,113,000.  The total assets acquired and liabilities assumed of the Projects, based on estimated fair values at November 27, 2002, were as follows:

(in thousands)

Cash	$28
Resort lot inventory	26,098
Deferred tax asset	1,873
Property and equipment	2,755
Total assets acquired	30,754

Notes payable	(8,027)
Accounts payable	(1,165)
Accrued liabilities	(449)
Total liabilities assumed	(9,641)

Total assets acquired and liabilities assumed	$21,113

The allocation of the purchase price has been adjusted for the resolution of pre-acquisition contingencies of $1.6 million.  The effects of the resolution of pre-acquisition contingencies occurring: (i) within one year of the acquisition date were reflected as an adjustment of the allocation of the purchase price, and (ii) after one year will be recognized in the determination of net income.

3.            Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 28, 2002	September 27, 2003
	(in thousands)
Raw materials	$70,021	$53,083
Work-in-process	62,022	58,546
Finished units	43,566	20,513
	$175,609	$132,142

4.            Line of Credit

The Company has a bank line of credit consisting of a revolving line of credit of up to $95 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at variable rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving Loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  There was no balance outstanding under the Revolving Loan at September 27, 2003.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

5.            Long-term Notes Payable

The Company has long-term notes payable of $32.5 million outstanding at September 27, 2003.  The term notes bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term notes require monthly interest payments and quarterly principal payments and are collateralized by all the assets of the Company.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all or any motor coach resort location.  The term notes are due and payable in full on October 3, 2005.

The following table displays the scheduled future principal payments by fiscal year that will be due on the term loan.

Year	Amount of Payment Due
(in thousands)
2003	$2,500
2004	17,333
2005	12,667
$32,500

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

	Quarter Ended		Nine-Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Basic
Issued and outstanding shares (weighted average)	28,859,515	29,080,716	28,793,435	29,021,742

Effect of Dilutive Securities
Stock Options	668,024	545,243	810,934	457,100
Diluted	29,527,539	29,625,959	29,604,369	29,478,842

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

	Quarter Ended		Nine-Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net income - as reported	$11,788	$6,262	$32,431	$11,170
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	202	194	606	532
	$11,586	$6,068	$31,825	$10,638

Earnings per share:
Basic - as reported	$0.41	$0.22	$1.13	$0.38
Basic - pro forma	$0.40	$0.21	$1.11	$0.37

Diluted - as reported	$0.40	$0.21	$1.10	$0.38
Diluted - pro forma	$0.39	$0.20	$1.08	$0.36

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at September 27, 2003 is $440.8 million, with approximately 8.0% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  As of September 27, 2003, the Company has provided a reserve in the amount of $731,000, and expects to record an expense in the fourth quarter in the amount of $150,000.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

RESULTS OF OPERATIONS

Quarter ended September 27, 2003 Compared to Quarter ended September 28, 2002

Third  quarter net sales decreased 3.7% to $303.2 million compared to $314.7 million for the same period last year.  Gross diesel motorized revenues were down 3.5%, while gas motorized were down 15.4% and towables were down 0.9%, reflecting continued challenging market conditions.  The Company’s overall unit sales were down 14.4% in the third quarter of 2003 with diesel motorized unit sales down 9.9% to 1,302 units, gas motorized unit sales down 24.7% to 449 units, and towable unit sales down by 14.9% to 685 units.  The Company’s total average selling price increased to $124,000 from $112,000 in the same period last year.

Gross profit for the third quarter of 2003 decreased to $36.7 million, down from $42.8 million in 2002, and gross margin decreased from 13.6% in the third  quarter of 2002 to 12.1% in the third quarter of 2003.  The decrease in gross margin over the prior year was due in part to an increase in sales discounts, which increased as a percentage of sales by 0.6%.  Gross margins were further dampened by higher indirect costs of sales due to lower run rates in the Company’s production facilities, which impacted gross margin negatively by approximately 1%.

Selling, general, and administrative expenses increased by $2.9 million to $25.7 million in the third quarter of 2003 and increased as a percentage of sales from 7.2% in 2002 to 8.5% in  2003.  The increase in selling, general, and administrative expenses in the third quarter of 2003 was due to increases in retail promotions in the third quarter of 2003 of 1.4% of sales.  The Company’s selling, general, and administrative expense may fluctuate in future periods depending on the Company’s strategy of retail promotions as a result of difficult market conditions or competitive pressures.*

Operating income was $11.1 million, or 3.7% of sales in the third quarter of 2003 compared to $20.0 million, or 6.4% of sales in the similar 2002  period.  The decrease in operating margins reflects lower gross margins, and higher selling, general, and administrative costs.

Net interest expense was $767,000 in the third quarter of 2003 versus $633,000 in the comparable 2002 period, reflecting a higher level of borrowing during the third quarter of 2003.

The Company reported a provision for income taxes of $4.1 million, or an effective tax rate of 39.5%, in the third quarter of 2003, compared to $7.6 million, or an effective tax rate of 39.3%, for the comparable 2002 period.

Net income for the third quarter of 2003 was $6.3 compared to $11.8 million in 2002 due to a decrease in sales combined with a lower operating margin and higher interest expense.

Nine Months ended  September 27, 2003 Compared to Nine Months ended September 28, 2002

Net revenues decreased 8.3% to $845.1 million compared to $922.0 million for the same period last year.  Gross diesel  motorized sales revenues were down 10.1% for the nine months ended September 27, 2003, gas motorized were down 4.7%, and towables were down 12.1%. Overall unit sales for the Company were down 17.2% in the first nine months of 2003 compared to the similar period in 2002, with diesel motorized unit sales down 16.5% to 3,698 units, gas motorized down 10.5% to 1,459 units,  and towables down 23.0% to 1,906. The Company’s average unit selling prices increased in the first nine months of 2003 compared to the similar 2002 period to $119,000 from $109,000.

Gross profit for the nine months ended September 27, 2003 decreased to $97.6 million from $121.8 million in 2002, and gross margin decreased to 11.6% in 2003 from 13.2% in 2002. The decrease in gross margin over the prior year was due in part to an increase in sales discounts, which increased as a percentage of sales by 0.8%.   Gross margins were further dampened by higher indirect costs of sales due to lower run rates in the Company’s production facilities which impacted gross margin negatively by 1.5%, and by various other direct costs of sales.

Selling, general, and administrative expenses increased by $10.6 million to $77.1 million in the first nine months of 2003 and increased as a percentage of sales from  7.2% in 2002 to 9.1% in 2003.  Selling, general, and administrative expenses in the first nine months of 2003 were higher than the corresponding period of 2002, due primarily to an increase of 1.8%, as a percentage of sales, in dealer promotions, which include retail incentives.

Operating income decreased to $20.5 million in the first nine months of 2003 from $55.3 million in 2002. The Company’s higher selling, general, and administrative expenses as a percentage of sales, combined with the decline in the Company’s gross margin, resulted in a decrease in operating margin, as a percentage of sales, to 2.4% in the first nine months of 2003 compared to 6.0% in the first nine months of 2002.

Net interest expense was $2.6 million (after the capitalization of $135,000 for construction-in-progress) in the first nine months of 2003 versus $2.0 million in the comparable 2002  period, reflecting a higher level of borrowing during the first nine months of 2003.

The Company reported a provision for income taxes of $7.3 million, or an effective tax rate of 39.5%, for the first nine months of 2003, compared to $21.0 million, or an effective tax rate of 39.3%, for the comparable 2002 period.

Net income for the first nine months of 2003 was $11.2 million compared to $32.4 million in 2002 due to the decrease in sales combined with lower gross margins, and higher selling, general, and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first nine months of 2003, the Company generated cash of $76.8 million from operating activities.  The Company generated $18.4 million from net income and non-cash expenses such as depreciation and amortization.  Additional sources of cash included a decrease in trade receivables of $11.1 million, a decrease in inventories of $43.5 million, and a decrease in resort lot inventory of $4.7 million.  The uses of cash in operating activities included a decrease in accounts payable of $551,000, a decrease in product liability reserve of $696,000, a decrease in product warranty reserve of $2.8 million, and a decrease of $2.4 million in income taxes payable.  The decrease in trade receivables reflects decreased shipments in the last week of the third quarter of 2003 compared to the fourth quarter of 2002.  Decreased inventory levels reflect a decrease in finished goods and raw materials in accordance with the Company’s desire to reduce working capital needs.  Decreased payables and liabilities are reflective of decreased purchases for lower production run rates over the prior year, model change, accruals for current income taxes payable, and various other accrued liabilities.  In addition to cash flows from operations, the Company also received $6.7 million from the sale of investment property in Naples, Florida, as well as $2.1 million from the sale of property in Leesburg, Florida.  Proceeds from the sale of properties served to pay down long-term debt in the amount of $6.5 million, and to reduce the Company’s outstanding borrowings under it’s operating line of credit.

On May 29, 2003 the Company amended it’s credit facility to increase it’s operating line of credit from $70.0 million to $95.0 million.  This amendment also extended the maturity date of the operating line of credit from September 30, 2004 to June 30, 2005.  At September 27, 2003, the Company had credit facilities consisting of a revolving line of credit of up to $95.0 million, under which no borrowings were outstanding  (the “Revolving Loan”) and term loans with aggregate balances of $32.5 million at September 27, 2003 (the “Term Loans”).  At the election of the Company, the Revolving Loan and Term Loans bear  interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all of any motor coach resort location.  The Term Loans require monthly interest payments and quarterly principal payments that total $4.3 million.  The Revolving Loan and Term Loans are collateralized by all the assets of the Company and include various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At September 27, 2003, the Company had working capital of approximately $109.6 million, a decrease of $4.7 million from working capital of $114.2 million at December 28, 2002.  The Company has been using short-term credit facilities and cash flows from operations to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $17.0 million in the first nine months of 2003, which included costs related to the construction of a new paint facility at the Company’s Indiana location, an expansion of the Indiana towable plant, a new service facility in Florida, as well as various other routine capital expenditures.  The Company anticipates that capital expenditures for all of 2003 will be approximately $21 to $22 million, which includes expenditures to complete the Indiana towable plant expansion, and routine capital expenditures for computer system upgrades and additions, smaller scale plant remodeling projects, and normal replacement of outdated or worn-out equipment.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period.  At September 27, 2003, approximately $440.8 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 8.0% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During  the first nine months of 2003, there were approximately $600,000 in losses associated with the exercise of repurchase agreements. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments.  The following tables summarize the significant obligations and commitments as of September 27, 2003:

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term Debt (1)	$15,500	$17,000	$0	$0	$32,500
Operating Leases (2)	2,598	2,216	2,003	2,528	9,345
Total Contractual Cash Obligations	$18,098	$19,216	$2,003	$2,528	$41,845

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit (3)	$0	$95,000		$0	$0	$95,000
Guarantees	0	16,000	(2)	0	0	16,000
Repurchase Obligations (4)	0	440,789		0	0	440,789
Total Commitments	$0	$551,789		$0	$0	$551,789

(1)   See Note 5 to the financial  statements included in this report.  Amount represented reflects a prepayment of $6.5 million from proceeds received from the sale of property held for sale in Naples, Florida.

(2)   Various leases including manufacturing facilities, aircraft, and machinery and equipment.  See Note 8 to the financial statements included in this report.

(3)   See Note 4 to the financial statements included in this report.  The amount listed represents available borrowings on the line of credit at September 27, 2003.

(4)   Reflects obligations under manufacturer repurchase commitments.  See Note 8 to the financial statements included in this report.

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

Our overall gross margin may decline in future periods to the extent that we increase the percentage of sales of lower gross margin towable products or if the mix of motor coaches we sell shifts to lower gross margin units.  In addition, a relatively small variation in the number of recreational vehicles we sell in any quarter can have a significant impact on total sales and operating results for that quarter.  Our overall gross margin may also decline in the future to the extent we continue to run at reduced rates in our plants.  These reduced rates create inefficiencies in plant overhead and indirect costs associated with the production process.

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

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities.  For example, unit sales of recreational vehicles (excluding conversion vehicles) peaked at approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996.  The industry peaked again in 1999 at approximately 321,000 units and declined in 2001 to 257,000 units.  In 2002, the industry rebounded up to approximately 307,000 units.  Our business is subject to the cyclical nature of this industry.  Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence.  The recent decline in consumer confidence and slowing of the overall economy has adversely affected the recreational vehicle market.  An extended continuation of these conditions could materially affect our business, results of operations, and financial condition.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by approximately 420 dealerships located primarily in the United States and Canada as of September 27, 2003, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the nine months ended September 27, 2003, sales to one dealer, Lazy Days RV Center, accounted for 11.8% of total sales compared to 12.3% of sales in the same period ended last year.  For the nine months ended September 27, 2003, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 39.2% of sales, compared to 40.4% of sales for the same period in 2002.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $440.8 million as of September 27, 2003, with approximately 8.0% concentrated with one dealer.  Losses associated with repurchases and subsequent resales of the Company’s products have historically been immaterial to operations, however the Company has provided a reserve in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in the amount of $731,000 for the first nine months of 2003.  Nonetheless, if the Company were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  As of September 27, 2003, total trade receivables were $105.9 million, with approximately $82.8 million, or 78.2% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $23.1 million of trade receivables were concentrated substantially all with one dealer.

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

OUR BUSINESS IS SUBJECT TO VARIOUS TYPES OF LITIGATION, INCLUDING PRODUCT LIABILITY AND WARRANTY CLAIMS  We are subject to litigation arising in the ordinary course of our business, typically for product liability and warranty claims that are common in the recreational vehicle industry.  While we do not believe that the outcome of any pending litigation, net of insurance coverage, will materially adversely affect our business, results of operations, or financial condition, we cannot provide assurances in this regard because litigation is an inherently uncertain process.*

To date, we have been successful in obtaining product liability insurance on terms that we consider acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100 .0 million for each occurrence, as well as in the aggregate.   We cannot be certain we will be able to obtain insurance coverage in the future at acceptable levels or that the costs of such insurance will be reasonable.  Further, successful assertion against us of one or a series of large uninsured claims, or of a series of claims exceeding our insurance coverage, could have a material adverse effect on our business, results of operations, and financial condition.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES WITH OUR INVESTMENT IN THE OUTDOOR RESORTS PROJECTS  We acquired from Outdoor Resorts of America, Inc. (“ORA”) three luxury motor coach resort properties being developed by ORA in Las Vegas, Nevada; Indio, California; and Naples, Florida.  The resorts offer individual lots to owners, with undivided interests in the resort amenities.   The investment property in Naples, Florida was sold in September 2003.  If we experience difficulties in selling the remaining properties, we could incur additional expenses which would adversely affect our profits.

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

FIN 46 is effective at the end of the interim or annual period ending after December 15, 2003 to variable interest entities (VIE), in which a company holds a variable interest that is acquired before February 1, 2003.  The Company does not believe it is a primary beneficiary of a VIE or holds any significant interest or involvement in a VIE; and therefore, there will be no impact of adopting this standard on the Company’s consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Sarbanes-Oxley Section 302(a) Certification.
	31.2	Sarbanes-Oxley Section 302(a) Certification.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	i.	On July 14, 2003, the Company filed a Form 8-K which furnished a copy of a press release announcing preliminary results for the three months ended June 28, 2003.
	ii.	On July 24, 2003, the Company filed a Form 8-K which furnished a copy of a press release announcing the Company’s results of operations for the three months ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	November 3, 2003	/s/ P. Martin Daley
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