Form 10-K
period 2004-01-03
MONACO COACH CORP /DE/
filed 2004-03-16
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 3, 2004

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on January 3, 2004, based upon the closing sale price of the Common Stock on June 30, 2003 as reported on the New York Stock Exchange, was approximately $343.2 million.  Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive for other purposes.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

As of March 1, 2004, the Registrant had 29,309,994 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

This document consists of 64 pages.  The Exhibit Index appears at page 55 and 56.

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

ITEM 1.  BUSINESS

Monaco Coach Corporation (the “Company”) is a leading manufacturer of premium recreational vehicles including Class A motor coaches, Class C motor coaches and towable recreational vehicles.  The Company’s product line consists of 29 models of motor coaches and 13 models of towables (fifth wheel trailers and travel trailers) under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names.  The Company’s products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $70,000 to $1.4 million for motor coaches and from $25,000 to $60,000 for towables.  Based upon retail registrations in 2003, the Company believes it had a 30.3% share of the market for diesel Class A motor coaches, a 17.5% share of the market for all Class A motor coaches, a 2.8% share of the market for fifth wheel towables and a 0.5% share of the market for travel trailers.  At January 3, 2004, the Company’s products were sold through an extensive network of 332 dealer lots located primarily in the United States and Canada.

The Company is the successor to a company formed in 1968 (the “Predecessor”) and commenced operations on March 5, 1993 by acquiring all the assets and liabilities of its predecessor company (the “Predecessor Acquisition”).  Prior to March 1996, the Company’s product line consisted exclusively of High-Line Class A motor coaches.  In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. (“Holiday Rambler”), a manufacturer of a full line of Class A motor coaches and towables (the “Holiday Acquisition”).  Additionally, on August 2, 2001, the Company acquired SMC Corporation (“SMC”), a manufacturer of a full line of Class A diesel motor coaches (the “SMC Acquisition”).  The Company believes that developing relationships with a broad base of first-time buyers, coupled with the Company’s strong emphasis on quality, customer service and design innovation, will foster brand loyalty and increase the likelihood that, over time, more customers will trade-up through the Company’s line of products.  Attracting larger numbers of first-time buyers is important to the Company because of the Company’s belief that many recreational vehicle customers purchase multiple recreational vehicles during their lifetime.

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

The Las Vegas, Nevada and Indio, California resorts have been designed to be built in multiple phases.  In both locations, the first phase of construction is complete.  The Company anticipates completing future phases as market conditions continue to improve.*  The Naples, Florida property was sold by the Company in September 2003, for cash proceeds in the amount of $6.7 million.

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

PRODUCTS

The Company currently manufactures 29 motor coaches and 13 towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range.  The Company’s product offerings currently target four product types within the recreational vehicle market: Class A motor coaches, Class C motor coaches, fifth wheel trailers, and travel trailers.  The Company does not currently compete in any other product categories of the recreational vehicle industry.

The following table highlights the Company’s product offerings as of January 3, 2004:

COMPANY MOTOR COACH PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Class A
Royale Coach	$950,000-$1.4 million	Monaco
Marquis	$485,000-$555,000	Beaver
Signature Series	$495,000-$550,000	Monaco
Navigator	$380,000-$510,000	Holiday Rambler
Executive	$370,000-$420,000	Monaco
Patriot	$310,000-$360,000	Beaver
Dynasty	$305,000-$360,000	Monaco
Imperial	$265,000-$330,000	Holiday Rambler
Windsor	$250,000-$295,000	Monaco
Scepter	$225,000-$250,000	Holiday Rambler
Monterey	$220,000-$250,000	Beaver
Camelot	$215,000-$250,000	Monaco
Sahara	$210,000-$240,000	Safari
Diplomat	$180,000-$225,000	Monaco
Endeavor	$175,000-$225,000	Holiday Rambler
Santiam	$175,000-$220,000	Beaver
Cheetah	$160,000-$185,000	Safari
Knight	$155,000-$175,000	Monaco
Ambassador	$155,000-$175,000	Holiday Rambler

Cayman	$125,000-$155,000	Monaco
Neptune	$125,000-$155,000	Holiday Rambler
LaPalma	$105,000-$150,000	Monaco
Vacationer	$100,000-$140,000	Holiday Rambler
Trek	$100,000-$120,000	Safari
Simba	$95,000-$120,000	Safari
Monarch	$90,000-$120,000	Monaco
Admiral	$90,000-$120,000	Holiday Rambler

Class C
Atlantis	$70,000-$80,000	Holiday Rambler
Rogue	$70,000-$80,000	Monaco

COMPANY TOWABLE PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Medallion Fifth Wheel	$40,000-$60,000	McKenzie
Presidential Fifth Wheel	$45,000-$55,000	Holiday Rambler
Presidential Travel Trailer	$35,000-$40,000	Holiday Rambler
Lakota Fifth Wheel	$30,000-$45,000	McKenzie
Alumascape Fifth Wheel	$30,000-$40,000	Holiday Rambler
Next Level Fifth Wheel	$30,000-$35,000	Holiday Rambler
Next Level Travel Trailer	$30,000-$35,000	Holiday Rambler
Dune Chaser Fifth Wheel	$30,000-$35,000	McKenzie
Dune Chaser Travel Trailer	$30,000-$35,000	McKenzie
Alumascape Travel Trailer	$25,000-$35,000	Holiday Rambler
Lakota Travel Trailer	$25,000-$35,000	McKenzie
Savoy Fifth Wheel	$25,000-$30,000	Holiday Rambler
Starwood Fifth Wheel	$25,000-$30,000	McKenzie

In 2003, the average unit wholesale selling prices of the Company’s motor coaches, fifth wheel trailers and travel trailers, were approximately $152,000, $37,700, and $26,400, respectively.  The Company’s motor coach products generated 90.3%, 91.9%, and 92.2% of total revenues for the fiscal years 2001, 2002, and 2003, respectively.

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

Each of the Company’s recreational vehicles comes fully equipped with a wide range of kitchen and bathroom appliances, audio and visual electronics, communication devices, and other amenities, including couches, dining tables, closets, and storage spaces.  All of the Company’s recreational vehicles incorporate products from well-recognized suppliers, including: stereos, CD and cassette players, VCR’s, DVD’s, and televisions from Quasar, Bose, Panasonic, and Sony; microwave ovens from Sharp, Magic Chef, and General Electric; stoves and ranges from KitchenAid and Modern Maid; engines from Cummins and Caterpillar; transmissions from Allison; and chassis from Ford and Workhorse.  The Company’s high end products offer top-of-the-line amenities, including 42” Sony plasma and LCD televisions, GPS systems from Carin, fully automatic DSS (satellite) systems, Corian and Wilsonart solid surface kitchen and bath countertops, imported ceramic tile, leather furniture, and Ralph Lauren fabrics.

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

The Company expensed $975,000, $1.2 million, and $1.2 million for research and development in the fiscal years 2001, 2002, and 2003, respectively.

SALES AND MARKETING

DEALERS

The Company expanded its dealer network over the past year to 332 dealership lots primarily located in the United States and Canada at January 3, 2004.  Revenues generated from shipments to dealerships located outside the United States were approximately  3.2%, 3.0%, and 3.6% of total sales for the fiscal years  2001, 2002, and 2003, respectively.  The Company intends to continue to expand its dealer network, primarily by adding additional Safari and Beaver dealers to increase dealer representation for these two brands.*  The Company maintains an internal sales organization consisting of 39 account executives who service the Company’s dealer network.

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

An important marketing activity for the Company is its participation with its dealers in the more than 250 recreational vehicle trade shows and rallies each year.  National trade shows and rallies, which can attract as many as 40,000 attendees, are an integral part of the Company’s marketing process because they enable potential retail customers to compare and contrast all the products offered by the major recreational vehicle manufacturers.  Setting up attractive display areas at major trade shows to highlight the newest design innovations and features of its products is critical to the Company’s success in attracting and maintaining its dealer network and in generating enthusiasm at the retail customer level.  The Company also provides complimentary service for minor repairs to its customers at several rallies and trade shows.

The Company attempts to encourage and reinforce customer loyalty through clubs for the owners of its products so that they may share experiences and communicate with each other.  The Company’s clubs currently have more than 40,000 members.  The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company’s new models and obtain maintenance and service guidance.  Attendance at Company-sponsored rallies can be as high as 2,100 recreational vehicles per year.  The Company receives support from its dealers and suppliers to host these rallies.

The Company’s web sites also offer an extensive listing of the Company’s models, floor plans, and features, including “virtual tours” of some models.  A dealer locator feature identifies for customers the closest dealers to their location for the model(s) they are interested in purchasing.  The Company’s web site also provides information for upcoming rallies and club functions as well as links to other R.V. lifestyle web sites of interest to existing or potential customers.

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

The Company offers a limited warranty to all new vehicle purchasers.  The Company’s current limited warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (a limited structural warranty has a duration of five years for the front and sidewall frame structure, and a limited three year warranty for the Roadmaster chassis).  In addition, customers are protected by the limited warranties of major component suppliers such as those of Cummins Engine Company, Inc. (“Cummins”) (diesel engines), Caterpillar Inc. (“Caterpillar”) (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation (“Dana”) (axles), Meritor WABCO V.C.S. (“Meritor”) (axles), Allison Transmission Division of General Motors Corporation (“Allison”) (transmissions), Workhorse (chassis), and Ford Motor Company (“Ford”) (chassis). The Company’s limited warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company’s dealers or authorized service centers. As of January 3, 2004, the Company had 332 dealerships providing service to owners of the Company’s products. In addition, owners of the Company’s diesel products have access to the entire Cummins and Caterpillar dealer networks, which include over 2,000 repair centers.

The Company operates service centers in Harrisburg, Oregon; Bend, Oregon; Elkhart, Indiana; and in Wildwood, Florida.  The Company had approximately 700 employees in customer service at January 3, 2004.  The Company maintains individualized production records and a computerized warranty tracking system which enable the Company’s service personnel to identify problems quickly and to provide individualized customer service.  While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center.  The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company’s customers and to quickly address their technical problems.

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

The Company’s motor coach production capacity at the end of 2003 based on a single shift five-day work week, was 27 units per day at its Coburg facility, 3 units per day at its Bend Facility, and 30 units per day at its Wakarusa facility. The Company’s current towables production capacity is 32 units per day at its Elkhart facility. The Company is currently utilizing approximately 56% of total capacity and therefore believes it is positioned to take advantage of future growth potential of the Company’s products within the RV market.*

The Company believes that its manufacturing process is one of the most vertically integrated in the recreational vehicle industry.  By manufacturing a variety of items, including the Roadmaster semi-monocoque diesel chassis, plastic components, some of its cabinetry and fiberglass parts, as well as many subcomponents, the Company maintains increased control over scheduling, component production, and overall product quality.  In addition, vertical integration enables the Company to be more responsive to market dynamics.

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

BACKLOG

The Company’s products are generally manufactured against orders from the Company’s dealers. As of January 3, 2004, the Company’s backlog of orders was $410.2 million, compared to $220.4 million at December 28, 2002.  The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months.  Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

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

In 2002, the National Highway Traffic Safety Administration (NHTSA), enacted new vehicle safety legislation referred to as the TREAD Act that imposes significant early warning reporting (“EWR”) requirements on vehicle manufacturers, including the Company.  The Company believes that it has met the EWR requirements of the TREAD Act that became effective during 2003.

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

The Company currently anticipates that additional painting capacities will be needed at its production facilities in Coburg and Bend, Oregon.  As a condition of these expansions, air pollution control equipment will probably be required for the Coburg operations but not for the Bend facility.  The Company does not anticipate air pollution control equipment will be required as a condition of any existing air permits, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.*

During 2003 the new federal Maximum Achievable Control Technology (“MACT”) regulations were adopted.  The Company does not currently anticipate that compliance with the MACT regulations by the Company will require any material capital expenditures at its facilities beyond those which have already been incurred.*  However, the ongoing interpretation of these regulations is uncertain and there can be no assurance that additional capital expenditures will not be required.

The Company is aware of no unresolved violations of any of its existing air permits at any of its owned or leased facilities at this time.  However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

REMEDIATION  The Company is currently involved in a voluntary remediation activity at one of its facilities acquired in the SMC acquisition.  The remediation project is associated with old abandoned fuel storage tanks.  Preliminary site evaluations delineated the extent of contamination to be confined to a relatively minor area.  Total project costs are expected to be under $40,000.  The Company is currently unaware of any other sites owned or facilities operated by the Company that require environmental remediation.  However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

EMPLOYEES

As of January 3, 2004, the Company had 5,604 full-time employees, including 4,347 in production, 84 in sales, 689 in service, and 484 in management and administration.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues.  The Company believes its relations with its employees are good.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company as of March 10, 2004:

Name	Age	Position with the Company
Kay L. Toolson	60	Chairman and Chief Executive Officer
John W. Nepute	52	President
Richard E. Bond	50	Senior Vice President, Secretary, and Chief Administrative Officer
Martin W. Garriott	48	Vice President and Director of Oregon Manufacturing
Irvin M. Yoder	56	Vice President and Director of Indiana Manufacturing
Patrick F. Carroll	46	Vice President of Product Development
P. Martin Daley	39	Vice President and Chief Financial Officer
Michael P. Snell	35	Vice President of Sales
John B. Healey, Jr.	38	Vice President of Corporate Purchasing

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

Mr. Bond has served as Senior Vice President, Secretary, and Chief Administrative Officer of the Company since September 1999 and as Vice President, Secretary, and Chief Administrative Officer beginning in August of 1998.  Prior to that and from February 1997, he served the Company as Vice President, Secretary, and General Counsel, having joined the Company in January 1997.  From 1987 to December 1996, he held the position of Vice President, Secretary, and General Counsel of Holiday Rambler, which was acquired by the Company in 1996, and originally joined Holiday Rambler as Vice President and Assistant General Counsel in 1984.

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

ITEM 2.  PROPERTIES

The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company’s current and planned facilities:

FACILITY	OWNED/ LEASED	APPROXIMATE SQ FOOTAGE	ACTIVITY

Coburg, Oregon	Owned	816,000	Motor Coaches/Chassis production
Burns, Oregon	Owned	176,000	Fiberglass components production
Springfield, Oregon	Leased	100,000	Fiberglass components production
Bend, Oregon	Leased	152,800	Service and Motor Coaches production
Harrisburg, Oregon	Owned	274,500	Service, Chassis, and Wood component production
Elkhart, Indiana	Leased	30,000	Bus Conversions production
Wakarusa, Indiana	Owned	1,154,000	Motor Coaches production
Nappanee, Indiana	Owned	130,000	Wood Components production
Elkhart, Indiana	Owned	382,000	Service and Towables/Chassis production
Tampa, Florida	Owned	35,000	Vacant
Wildwood, Florida	Owned	75,000	Service

The Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future.*  Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company’s foreseeable needs would be available on commercially reasonable terms.*

In addition to the properties noted above related to building and servicing recreational vehicles, the Company owns two luxury motor coach resorts under development as follows:

RESORT LOCATION	DEVELOPED ACREAGE	NUMBER OF DEVELOPED LOTS	NUMBER OF LOTS SOLD	UNDEVELOPED ACREAGE	NUMBER OF POTENTIAL LOTS

Las Vegas, Nevada	21	202	107	21	199
Indio, California	27	136	22	53	264

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

	High	Low

2003
First Quarter	$17.39	$9.06
Second Quarter	$16.73	$10.00
Third Quarter	$20.41	$13.97
Fourth Quarter	$24.96	$16.55

2002
First Quarter	$29.60	$21.77
Second Quarter	$29.50	$21.30
Third Quarter	$23.00	$15.57
Fourth Quarter	$20.03	$15.00

As of March 9, 2004, there were approximately 909 holders of record of the Company’s Common Stock.

On February 19, 2004, the Company declared a $.05 per share dividend on all common stock owned by holders of record as of March 4, 2004.  This is the first dividend declared by the Company.  The Company currently expects that comparable cash dividends will be paid on a quarterly basis going forward, however, the Company reserves the right to alter or discontinue this practice at any time depending on its economic performance and financial condition.

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

The information required by this item regarding equity compensation plans is incorporated by reference in the information set forth in Item 12 of the Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The Consolidated Statements of Income Data set forth below with respect to fiscal years 2001, 2002, and 2003, and the Consolidated Balance Sheet Data at December 28, 2002 and January 3, 2004, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K.  The Consolidated Statements of Income Data set forth below with respect to fiscal years 1999 and 2000 and the Consolidated Balance Sheet Data at January 1, 2000, December 30, 2000, and December 29, 2001 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

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

	Fiscal Year
	1999	2000	2001	2002	2003
Consolidated Statements of Income Data:
Net sales	$780,815	$901,890	$937,073	$1,222,689	$1,168,311
Cost of sales	658,536	772,240	823,083	1,059,560	1,028,377
Gross profit	122,279	129,650	113,990	163,129	139,934
Selling, general, and administrative expenses	48,791	59,175	70,687	87,202	101,700
Amortization of goodwill	645	645	645	0	0
Operating income	72,843	69,830	42,658	75,927	38,234
Other income, net	(142)	(182)	(334)	(105)	(260)
Interest expense	1,143	632	2,357	2,752	2,968
Income before provision for income taxes	71,842	69,380	40,635	73,280	35,526
Provision for income taxes	28,081	26,859	15,716	28,765	13,326
Net income	$43,761	$42,521	$24,919	$44,515	$22,200

Earnings per common share:
Basic	$1.55	$1.50	$0.87	$1.55	$0.76
Diluted	$1.51	$1.47	$0.85	$1.51	$0.75
Weighted average shares outstanding:
Basic	28,213,444	28,377,123	28,531,593	28,812,473	29,062,649
Diluted	29,050,453	28,978,264	29,288,688	29,573,420	29,567,012

Consolidated Operating Data:
Units sold:
Motor coaches	6,233	6,632	6,228	8,005	7,051
Towables	3,269	3,377	3,261	3,206	2,593

Consolidated Balance Sheet Data:
Working capital	$38,888	$69,299	$63,694	$114,241	$121,231
Total assets	246,727	321,610	427,098	547,417	478,669
Long-term borrowings, less current portion	––	––	30,000	30,333	15,000
Total stockholders’ equity	143,339	186,625	213,130	260,627	286,248

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

We are a leading manufacturer of premium Class A motor coaches, Class C motor coaches and towable recreation vehicles.  Our product line consists of 29 models of motor coaches and 13 models of towables (fifth wheel trailers and travel trailers) under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names.  Our products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $70,000 to $1.4 million for motor coaches and from $25,000 to $60,000 for towables.  Based upon retail registrations in 2003, we believe we had a 30.1% share of the market for diesel Class A motor coaches, an 18.1% share of the market for all Class A motor coaches, a 2.8% share of the market for fifth wheel towables and a 0.7% share of the market for travel trailers.

We have conducted a series of acquisitions during our history, beginning in March 1993 when we commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968.  In March 1996, we acquired the Holiday Rambler Division of Harley-Davidson, Inc., a manufacturer of a full line of Class A motor coaches and towables.  In August 2001, we acquired SMC Corporation, manufacturer of the Beaver and Safari brand Class A motorhomes.  In November 2002, we acquired from Outdoor Resorts of America (“ORA”) three luxury motorcoach resort properties being developed by ORA in Las Vegas, Nevada, Indio, California, and Naples, Florida.  In September 2003, we sold the property in Naples, Florida.

Each of these acquisitions was accounted for using the purchase method of accounting.  As a result, the consolidated financial statements for fiscal years 2001 and 2002 contain various acquisition-related expenses including, in 2001, amortization of goodwill related to the acquisition of the Company’s predecessor and interest expense and amortization of debt issuance costs and goodwill relating to the acquisition of Holiday Rambler.  Additionally, the consolidated financial statements for fiscal years 2001, 2002 and 2003 contain interest expense and amortization of debt issuance costs related to the acquisition of SMC Corporation and, for fiscal years 2002 and 2003, interest expense and amortization of debt issuance costs associated with the resort acquisition.

For years prior to 2002, we amortized the goodwill resulting from the acquisitions of the predecessor and Holiday Rambler using the straight-line method over a 40-year period.  However, in accordance with Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), no goodwill amortization was recorded for the acquisition of SMC Corporation for the fiscal year ended December 29, 2001, and no goodwill amortization was recorded for any of the acquisitions for the fiscal years ended December 28, 2002 and January 3, 2004.  We completed our annual testing of goodwill during 2003 as required by SFAS 142 and determined that there has been no impairment requiring a write down.

RESULTS OF OPERATIONS

The following table illustrates the results of operations for the years ended December 28, 2002, and January 3, 2004.  All dollars represented are in thousands.

	2002	% of Sales	2003	% of Sales	$ Change	% Change
Net sales	$1,222,689	100.0%	$1,168,311	100.0%	$-54,378	-4.5%
Cost of Sales	1,059,560	86.7	1,028,377	88.0	-31,183	-2.9%
Gross Profit	163,129	13.3	139,934	12.0	-23,195	-14.2%
Selling, general and administrative expenses	87,202	7.1	101,700	8.7	14,498	16.6%

Operating income	$75,927	6.2%	$38,234	3.3%	$-37,693	-49.6%

Performance in 2003

In 2003, we experienced several challenges within our industry.  The war in Iraq, a sluggish economy, and slower retail turns at dealer lots, created a surplus of finished goods inventory in the first half of 2003.  As our finished goods numbers grew, we reduced production output at our facilities, and reduced our work force by approximately 20%.  In connection with the reduction in output, we also offered sales incentives to our dealer network.  This decision, while healthy for our balance sheet, resulted in lower revenues for the year, as well as reduced gross profit margins.

To stimulate retail turns on our dealer’s lots, we instituted an aggressive retail promotions program, offering incentives to retail buyers to purchase inventory on dealer lots.  As a result, our selling, general, and administrative expenses rose significantly between 2002 and 2003.  However, as a result of these aggressive retail promotions program, dealer inventories fell in the third and fourth quarters of 2003.  This enabled us to successfully increase our production output, and, by the end of 2003, rehire most of our workforce.

As retail interest grew in the third and fourth quarter, the Company was successful in reducing its retail promotions to more normal levels.  Accordingly, selling, general, and administrative expenses, while still higher in 2003 compared to 2002, began to decline in the second half of 2003.

2003 Compared With 2002

Net sales decreased 4.5% from $1.223 billion in 2002 to $1.168 billion in 2003.  Gross diesel motorized revenues were down 5.6%, while gas motorized were up 0.6%, and towables were down 8.6%.  For 2003, gross diesel motorized sales accounted for 78.8% of sales, gas motorized sales accounted for 13.4% of sales, and towables accounted for 7.8% of sales.  For 2002, gross diesel motorized sales accounted for 78.5% of sales, gas motorized accounted for 13.4% of sales, and towables accounted for 8.1% of sales.  The increase in diesel motorized sales as a percentage of sales reflects the continued strong diesel market, while the decrease in towables as a percentage of sales was due primarily to a small decrease in market share from increased towable competition.  Accordingly, as diesel motorized product grew as a percentage of sales, the Company’s overall average unit selling price increased from  $110,000 in  2002, to $121,000 in 2003.

Gross profit decreased by $23.2 million from $163.1 million in 2002 to $139.9 million in 2003 and gross margin decreased from 13.3% in 2002 to 12.0% in 2003.  The decrease in gross margin in 2003 was due, in part, to higher than normal sales discounts that were offered in the first half of 2003 as the economy slowed due to uncertainties surrounding middle east conflicts.  These discounts, which were .70% higher as a percentage of sales in 2003 versus 2002, were offset by better material costs of 1.79% of sales.  However, higher delivery expenses of 1.29% as a percentage of sales, and higher indirect costs of sales of 1.32% of sales, resulted in overall gross margin reductions.  The remaining decrease in gross margins were related to other direct costs of sales such as slightly higher labor and warranty costs.  Material margins were improved due to the continued utilization of the Company’s component facilities, and the efficiencies gained through vertical integration of the related component facility products.  Indirect cost of sales increases reflect the reduced run rates in the Company’s plants that resulted in lower utilization and higher overhead plant costs.

Selling, general, and administrative expenses increased by $14.5 million from $87.2 million in 2002 to $101.7 million in 2003 and increased as a percentage of sales from 7.1% in 2002 to 8.7% in 2003.  Increases in spending over the prior year were due mostly to increases in dealer promotions spending of 1.39% of sales.  These dealer promotions were offered as retail incentives to customers in the forms of manufacturer assistance rebates, and were successful in substantially reducing the Company’s finished goods to appropriate levels by the third and fourth quarters of 2003.  An additional increase in selling, general, and administrative costs was due to increased costs associated with product liability expenses related to actual and estimated claims.  The increase occurred predominantly in the first quarter of 2003 and returned to more normal levels throughout the remainder of 2003.  This increase was more than offset by a decrease in the Company’s management bonus expense.

Operating income decreased $37.7 million from $75.9 million in 2002 to $38.2 million in 2003.  The Company’s higher level of selling, general, and administrative expense as a percentage of sales combined with the decrease in the Company’s gross margin, resulted in a decrease in operating margin from 6.2% in 2002 to 3.3% in 2003.

Net interest expense increased from $2.8 million in 2002 to $3.0 million in 2003.  This increase was related to increased debt levels during 2003 due to higher levels of inventory compared to the prior year, combined with increased capital requirements after the purchase of the Outdoor Resorts of America properties in November of 2002.  Capitalized interest was zero in 2002 and $285,000 in 2003.  The Company’s interest expense included $314,000 in 2002 and $426,000 in 2003 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.  The Company is expecting decreased interest expense for 2004 based on anticipated lower debt levels.*

The Company reported a provision for income taxes of $13.3 million, or an effective tax rate of 37.5%, for 2003, compared to $28.8 million, or an effective tax rate of 39.3% for 2002.  The change in effective tax rate was due mainly to benefits from sales to customers in foreign countries, and certain state tax benefits the Company received.

Net income decreased by $22.3 million from $44.5 million in 2002 to $22.2 million in 2003, due to the combination of a decrease in net sales and a decrease in operating margin.  The Company does not currently expense stock options granted, however, if option expensing were required, the impact on net income for 2003 for all previously granted options would have been a decrease of $1.4 million.  See Note 13 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.

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

Net income increased by $19.6 million from $24.9 million in 2001 to $44.5 million in 2002, due to the combination of an increase in net sales and an increase in operating margin.  The Company does not currently expense stock options granted, however, if option expensing were required, the impact on net income for 2002 for all previously granted options would have been a decrease of $1.3 million.  See Note 13 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During 2003, the Company generated cash of $97.9 million from operating activities and had a net cash balance of $13.4 million at January 3, 2004.  The Company generated $32.0 million from net income and non-cash expenses such as depreciation and amortization.  Other sources of cash included a decrease in trade receivables of $27.9 million, a decrease in inventories of $47.9 million and a decrease in resort lot inventory of $5.9 million.  The uses of cash included a decrease of $13.3 million in accounts payable, a decrease of $5.7 million in accrued liabilities and reserves, and a decrease of $1.1 million in income tax payable.  The decrease in trade receivables reflects a shift in the shipment patterns of the Company’s products, whereby fewer shipments occurred near the end of the quarter, affording the Company an opportunity to collect receivables prior to the end of the year.  Decreased inventory levels reflect a decrease in finished goods and raw materials in accordance with the Company’s desire to reduce working capital needs. The finished goods component of inventory decreased by $37.4 million over the prior year.  Decreased payables and liabilities are reflective of decreased purchases for lower production run rates over the prior year, model change, accruals for current income taxes payable, and various other accrued liabilities.  In addition to cash flows from operations, the Company also received $6.7 million from the sale of investment property in Naples, Florida, as well as $1.1 million from the sale of property in Leesburg, Florida.  Proceeds from the sale of properties served to pay down long-term debt in the amount of $4.7 million, and to reduce the Company’s outstanding borrowings under it’s operating line of credit.

The Company has credit facilities consisting of a revolving line of credit of up to $95.0 million of which no borrowings were outstanding at January 3, 2004 (the “Revolving Loan”) and term loans with balances of $30.0 million at January 3, 2004 (the “Term Loans”).  At the election of the Company, the Revolving Loan and Term Loans bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all, or any, motor coach resort location.  The Term Loans require monthly interest payments and principal payments that total $3.75 million per quarter.  The Revolving Loan and Term Loans are collateralized by all the assets of the Company and include various restrictions and financial covenants.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At January 3, 2004, the Company had working capital of approximately $121.2 million, an increase of $7.0 million from working capital of $114.2 million at December 28, 2002.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $19.5 million in 2003, which included costs related to the expansion of an existing paint facility at the Company’s Indiana location, an expansion of the Indiana towable plant, a new service facility in Florida, as well as various other routine capital expenditures.  The Company anticipates that capital expenditures for all of 2004 will be approximately $12 to $15 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period up to 18 months.  At January 3, 2004, approximately $513.6 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 7.2% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During 2003, the losses associated with the exercise of repurchase agreements were approximately $897,000.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term debt (1)	$15,000	$15,000	$0	$0	$30,000
Operating Leases (2)	2,937	2,479	1,957	3,599	10,972
Total Contractual Cash Obligations	$17,937	$17,479	$1,957	$3,599	$40,972

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit (3)	$0	$95,000		$0	$0	$95,000
Guarantees	0	16,000	(2)	0	0	16,000
Repurchase Obligations (4)	0	513,600		0	0	513,600
Total Commitments	$0	$624,600		$0	$0	$624,600

(1)  See Note 7 to the financials.

(2)  See Note 11 to the financials.

(3)  See Note 6 to the financials.  The amount listed represents available borrowings on the line of credit at January 3, 2004.

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

WARRANTY COSTS Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure, and three years on the Roadmaster chassis).  These estimates are based on historical average repair costs, as well as other reasonable assumptions as have been deemed appropriate by management.

PRODUCT LIABILITY  The Company provides an estimate for accrued product liability based on current pending cases, as well as for those cases which are incurred but not reported.  This estimate is developed by legal counsel based on professional judgment, as well as historical experience.

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This initial test involves management comparing the market capitalization of the Company, to the carrying amount, including goodwill, of the net book value of the Company, to determine if goodwill has been impaired.

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

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities.  For example, unit sales of recreational vehicles (excluding conversion vehicles) peaked at approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996.  The industry peaked again in 1999 at approximately 321,000 units and declined in 2001 to 257,000 units.  In 2003, the industry rebounded up to approximately 321,000 units.  Our business is subject to the cyclical nature of this industry.  Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence.  The recent decline in consumer confidence and slowing of the overall economy has adversely affected the recreational vehicle market.  An extended continuation of these conditions would materially affect our business, results of operations, and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 332 dealerships located primarily in the United States and Canada as of January 3, 2004, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the year ended January 3, 2004, sales to one dealer, Lazy Days RV Center, accounted for 12.6% of total sales compared to 12.3% of sales in the same period ended last year.  For fiscal years 2002 and 2003, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 39.0% and 40.0% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $513.6 million as of January 3, 2004, with approximately 7.2% concentrated with one dealer.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  As of January 3, 2004, total trade receivables were $89.1 million, with approximately $55.3 million, or 62.0% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $33.8 million of trade receivables were concentrated substantially all with one dealer.

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

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS  A number of important components for certain of our products are purchased from single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana and Meritor) for all diesel motor coaches and chassis (Workhorse and Ford) for gas motor coaches.  We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements.  Consequently, the Company has periodically been placed on allocation of these and other key components.  The last significant allocation occurred in 1997 from Allison, and in 1999 from Ford.  An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR MANUFACTURING EQUIPMENT AUTOMATION PLAN  As we continue to work towards involving automated machinery and equipment to improve efficiencies and quality, we will be subject to certain risks involving implementing new technologies into our facilities.

The expansion into new machinery and equipment technologies involves risks, including the following:

•                  We must rely on timely performance by contractors, subcontractors, and government agencies, whose performance we may be unable to control.

•                  The development of new processes involves costs associated with new machinery, training of employees, and compliance with environmental, health, and other government regulations.

•                  The newly developed products may not be successful in the marketplace.

•                  We may be unable to complete a planned machinery and equipment implementation in a timely manner, which could result in lower production levels and an inability to satisfy customer demand for our products.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 150

In May of 2003, the Financial Accounting Standards Board (the Board), issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150).  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments would previously have been classified as an equity.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.

The Company has reviewed the provisions of SFAS 150, and believes that it does not have any financial instruments requiring reclassifications under SFAS 150.

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

The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has included the disclosure requirements in its financial statements and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $750,000 for potential losses resulting from guarantees on products shipped to dealers. This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

The provisions of FIN 46 have been reviewed, and the Company does not believe that it has any entities requiring consolidation.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Stockholders and Board of Directors of Monaco Coach Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monaco Coach Corporation and its Subsidiaries (the Company) at December 28, 2002 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 2, 2004

MONACO COACH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

	December 28, 2002	January 3, 2004
ASSETS
Current assets:
Cash	$0	$13,398
Trade receivables, net of $799 and $626, respectively	116,647	89,170
Inventories	175,609	127,746
Resort lot inventory	26,883	13,978
Prepaid expenses	3,612	3,029
Deferred income taxes	33,379	33,836
Total current assets	356,130	281,157

Property, plant, and equipment, net	135,350	141,662
Debt issuance costs, net of accumulated amortization of $389 and $815, respectively	683	596
Goodwill, net of accumulated amortization of $5,320 and $5,320, respectively	55,254	55,254

Total assets	$547,417	$478,669

LIABILITIES
Current liabilities:
Book overdraft	$3,518	$0
Line of credit	51,413	0
Current portion of long-term note payable	21,667	15,000
Accounts payable	78,055	64,792
Product liability reserve	21,322	20,723
Product warranty reserve	31,745	29,643
Income taxes payable	4,536	3,395
Accrued expenses and other liabilities	29,633	26,373
Total current liabilities	241,889	159,926

Long-term note payable	30,333	15,000
Deferred income taxes	14,568	17,495
Total liabilities	286,790	192,421

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 28,871,144 and 29,246,143 issued and outstanding, respectively	289	292
Additional paid-in capital	51,501	54,919
Retained earnings	208,837	231,037
Total stockholders’ equity	260,627	286,248
Total liabilities and stockholders’ equity	$547,417	$478,669

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 29, 2001, December 28, 2002, and January 3, 2004

(in thousands of dollars, except share and per share data)

	2001	2002	2003

Net sales	$937,073	$1,222,689	$1,168,311
Cost of sales	823,083	1,059,560	1,028,377
Gross profit	113,990	163,129	139,934

Selling, general, and administrative expenses	70,687	87,202	101,700
Amortization of goodwill	645	0	0
Operating income	42,658	75,927	38,234

Other income, net	334	105	260
Interest expense	(2,357)	(2,752)	(2,968)
Income before income taxes	40,635	73,280	35,526

Provision for income taxes	15,716	28,765	13,326

Net income	$24,919	$44,515	$22,200

Earnings per common share:
Basic	$.87	$1.55	$.76
Diluted	$.85	$1.51	$.75

Weighted average common shares outstanding:
Basic	28,531,593	28,812,473	29,062,649
Diluted	29,288,688	29,573,420	29,567,012

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 29, 2001, December 28, 2002, and January 3, 2004

(in thousands of dollars, except share data)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	Amount

Balances, December 30, 2000	18,952,107	$190	$47,032	$139,403	$186,625
Issuance of common stock	161,848	1	1,115		1,116
Tax benefit of stock options exercised			470		470
Stock splits	9,518,819	95	(95)
Net income				24,919	24,919
Balances, December 29, 2001	28,632,774	286	48,522	164,322	213,130
Issuance of common stock	238,370	3	1,654		1,657
Tax benefit of stock options exercised			1,325		1,325
Net income				44,515	44,515
Balances, December 28, 2002	28,871,144	289	51,501	208,837	260,627
Issuance of common stock	374,999	3	2,406		2,409
Tax benefit of stock options exercised			1,012		1,012
Net income				22,200	22,200
Balances, January 3, 2004	29,246,143	$292	$54,919	$231,037	$286,248

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 29, 2001, December 28, 2002, and January 3, 2004

(in thousands of dollars)

	2001	2002	2003

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$24,919	$44,515	$22,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,543	8,585	9,768
(Gain) loss on disposal of assets	(74)	178	43
Deferred income taxes	6,005	(1,574)	3,852
Change in assets and liabilities:
Trade receivables, net	(13,154)	(33,932)	27,854
Inventories	12,682	(48,534)	47,863
Resort lot inventory	0	(98)	5,869
Prepaid expenses	(903)	(1,650)	573
Accounts payable	(10,318)	10,301	(13,263)
Product liability reserve	(1,639)	1,237	(599)
Product warranty reserve	(1,958)	3,835	(2,102)
Income taxes payable	0	9,597	(1,141)
Accrued expenses and other liabilities	(2,123)	8,888	(3,007)
Net cash provided by operating activities	20,980	1,348	97,910
Cash flows from investing activities:
Additions to property, plant, and equipment	(10,210)	(18,735)	(19,510)
Proceeds from sale of assets	106	387	2,197
Proceeds from the sale of Naples property	0	0	6,650
Collections on notes receivable	0	500	0
Payment for business acquisition, net of cash acquired	(24,320)	(21,085)	0
Issuance of notes receivable	(5,357)	(385)	0
Net cash used in investing activities	(39,781)	(39,318)	(10,663)
Cash flows from financing activities:
Book overdraft	(10,840)	(2,371)	(3,518)
Borrowings (payments) on line of credit, net	(10,930)	25,414	(51,413)
Borrowings on long-term notes payable	40,000	22,000	0
Payments on long-term notes payable	0	(10,000)	(22,000)
Issuance of common stock	1,586	2,982	3,421
Debt issuance costs	(1,015)	(55)	(339)
Net cash provided by (used in) financing activities	18,801	37,970	(73,849)
Net change in cash	0	0	13,398
Cash at beginning of period	0	0	0
Cash at end of period	$0	$0	$13,398

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Monaco Coach Corporation and its subsidiaries (the “Company”) manufacture premium motor coaches, bus conversions, and towable recreational vehicles at manufacturing facilities in Oregon and Indiana.  These products are sold to independent dealers primarily throughout the United States and Canada.  In addition, the Company also owns two motor coach resort properties, the developed lots, of which, are sold to retail customers.

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

Fiscal Period

The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31.  Interim periods also end on the Saturday closest to the calendar quarter end.  The fiscal periods were 52 weeks long for 2001 and 2002, and 53 weeks for 2003.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Estimates and Industry Factors

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases estimates on various assumptions that are believed to be reasonable under the circumstances.  Management is continually evaluating and updating these estimates, and it is possible that these estimates will change in the near future.

Concentration of Credit Risk - The Company distributes its products through an independent dealer network for recreational vehicles.  Sales to one customer were approximately 12% of net revenues for fiscal years 2001, and 2002, and 2003.  No other individual dealers represented over 10% of net revenues in 2001, 2002, or 2003.  The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company’s business, results of operations, and financial condition.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  As of January 3, 2004, total trade receivables were $89.1 million, with approximately $55.3 million, or 62.0% of the outstanding accounts receivable balance, concentrated among floor plan lenders. The remaining open $33.8 million of secured trade receivables, were concentrated substantially all with one dealer.

Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 16), primarily for the Company’s largest dealers.  As of January 3, 2004, the Company had one dealer that comprised 37.9% of the outstanding trade receivables.  The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

Reliance on Key Suppliers - The Company’s production strategy relies on certain key suppliers’ ability to deliver subassemblies and component parts in time to meet manufacturing schedules.  The Company has a variety of key suppliers, including Allison, Workhorse, Cummins, Caterpillar, Dana, Meritor, and Ford.  The Company does not have any long-term contracts with these suppliers or their distributors.  Consequently, the Company has periodically been placed on allocation of these and other key components.  The last significant allocation occurred in 1997 from Allison, and in 1999 from Ford.  In light of these dependencies, it is possible that failure of Allison, Ford or any of the other suppliers to meet the Company’s future requirements for transmissions, chassis or other key components could have a material near-term impact on the Company’s business, results of operations, and financial condition.

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

	2001	2002	2003
	(in thousands)
Beginning balance	$13,750	$27,799	$31,745
Expense	21,800	34,237	35,188
Payments/adjustments	(21,788)	(30,402)	(37,290)
Adjustment for SMC Acquisition	14,037	111	0
Ending balance	$27,799	$31,745	$29,643

Product Liability Reserve - Estimated litigation costs are provided for at the time of sale of products, or at the time a determination is made that an estimable loss has occurred.  These estimates are developed by legal counsel based on professional judgment, as well as historical experience.  The following table discloses significant changes in the product liability reserve:

	2001	2002	2003
	(in thousands)
Beginning balance	$8,120	$19,856	$21,322
Expense	6,108	8,020	12,678
Payments/adjustments	(4,246)	(6,783)	(13,277)
Adjustment for SMC Acquisition	9,874	229
Ending balance	$19,856	$21,322	$20,723

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

Property, Plant, and Equipment

Property, plant, and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization.  Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction.  Capitalized interest was zero in 2001 and 2002, and $285,000 in 2003.  Maintenance and repairs are charged to expense as incurred.  Replacements and renewals are capitalized.  When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired.  The Company is the successor to a company formed in 1968 (the “Predecessor”) and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor.  As of January 3, 2004, the goodwill arising from the acquisition of the assets and operations of the Company’s Predecessor in March 1993 was $16.1 million.  In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. (“Holiday Rambler”).  As of January 3, 2004, the goodwill arising from the acquisition of Holiday Rambler was $1.8 million.  The Company also recorded $37.3 million of goodwill associated with the August 2, 2001 acquisition of SMC Corporation (SMC).  For years ending December 29, 2001 and prior, the Company amortized goodwill using the straight-line method over a 40 year period for the acquisition of the Company’s Predecessor, as well as for the Holiday Rambler acquisition.  In accordance with Statements of Financial Accounting Standards No. 142 (SFAS 142) “Accounting for Goodwill and Other Intangible Assets,” no amortization was recorded for the SMC acquisition for 2001, and no amortization was recorded for any of the acquisitions for fiscal years 2002 and 2003.

SFAS 142 requires that management assess annually whether there has been permanent impairment in the value of goodwill.  The test for any such impairment is determined by comparing the fair value of the Company’s reporting entity with its carrying value, including goodwill.  The factors considered by management in performing this assessment can include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  As required by SFAS 142, management has completed its annual testing during 2002 and 2003, and has determined that there has been no impairment of goodwill requiring a write down.

Debt Issuance Costs

Unamortized debt issuance costs of $683,000, and $596,000 (at December 28, 2002 and January 3, 2004, respectively), are being amortized over the terms of the related loans.

Stock-Based Employee Compensation Plans

At January 3, 2004, the Company has three stock-based employee compensation plans (see Note 13).  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.  SAB No. 101 provides guidance for revenue recognition under certain circumstances.  The Company has complied with the guidance provided by SAB No. 101 for the fiscal years 2001, 2002, and 2003.

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred, except for prepaid show costs which are expensed when the event takes place.  During 2003, approximately $12.6 million ($10.1 million in 2001 and $14.6 million in 2002) of advertising and promotion costs were expensed.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $1.2 million in 2003 ($975,000 in 2001 and $1.2 million in 2002).

New Accounting Pronouncements

SFAS 150

In May of 2003, the Financial Accounting Standards Board (the Board), issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150).  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments would previously have been classified as an equity.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.

The Company has reviewed the provisions of SFAS 150, and believes that it does not have any financial instruments requiring reclassifications under SFAS 150.

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

The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has included the disclosure requirements in its financial statements and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $750,000 for potential losses resulting from guarantees on products shipped to dealers. This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

The provisions of FIN 46 have been reviewed, and the Company does not believe that it has any entities requiring consolidation.

Supplemental Cash Flow Disclosures:

	2001	2002	2003
	(in thousands)
Cash paid during the period for:
Interest, net of amount capitalized of $0 in 2001, $0 in 2002, and $285 in 2003	$2,206	$2,464	$2,552
Income taxes	16,231	18,753	9,604

2.                   ACQUISITIONS:

SMC Corporation

The Company announced on June 25, 2001 that it had reached an agreement with Oregon based motor home manufacturer SMC Corporation (“SMC”) to acquire all of the outstanding shares of SMC pursuant to a cash tender offer at a price of $3.70 per share.  On August 6, 2001, the Company completed the back-end merger, and owned 100% of the shares.

The cash paid for SMC, including transaction costs of $3,062,000, totaled $24,320,000.  The total assets acquired and liabilities assumed of SMC, based on estimated fair values at August 6, 2001, were as follows:

(in thousands)

Receivables	$6,678
Inventories	25,360
Deferred tax asset	17,418
Property and equipment	14,776
Prepaids and other assets	21
Goodwill	37,317
Total assets acquired	101,570

Book overdraft	(1,551)
Notes payable	(16,345)
Accounts payable	(23,824)
Accrued liabilities	(35,530)
Total liabilities assumed	(77,250)

Total assets acquired and liabilities assumed	$24,320

During 2002 the allocation of the purchase price and the related goodwill was adjusted for resolution of pre-acquisition contingencies of $602,000.  The effects of resolution of pre-acquisition contingencies occurring: (i) within one year of the acquisition date were reflected as an adjustment of the allocation of the purchase price and goodwill, and (ii) after one year were recognized in the determination of net income.

The following unaudited pro forma information presents the consolidated results as if the acquisition had occurred at the beginning of the 2001 fiscal period and giving effect to the adjustments for the related interest on financing the purchase price, goodwill, and depreciation.  The pro forma information does not necessarily reflect results that would have occurred or is it necessarily indicative of future operating results.

(In thousands, except per share data) 2001

Net sales	$1,015,000
Net income	14,000

Diluted earnings per common share	$0.48

Outdoor Resorts

On November 27, 2002, the Company completed the acquisition of all of the outstanding stock of Outdoor Resorts of Las Vegas, Inc. (ORLV), Outdoor Resorts of Naples, Inc. (ORN), and Outdoor Resorts Motorcoach Country Club, Inc. (ORMCC), (“the Projects”).  The Projects consist of developed and undeveloped luxury motor coach resorts.

Previous to the acquisition, the Company had provided Outdoor Resorts of America (ORA) with loans in the amount of $8.0 million, as well as co-guaranteeing $10 million in bank debt secured by ORA.  In the third quarter of 2003, the Company sold the undeveloped land associated with ORN and received proceeds of $6.7 million.

As consideration for the acquisition, Monaco assumed the current debt and liabilities of the projects of approximately $30.8 million, including the $8.0 million note payable to the Company, and the $10 million co-guaranteed debt. This acquisition relieved ORA of certain debt pressures associated with resort construction and allowed ORA to continue to focus on development and lot sales, as well as providing management services for the Company on the Projects.

The cash paid for the Projects, including transaction costs of $522,000 totaled $21,113,000.  The total assets acquired and liabilities assumed of the Projects, based on estimated fair values at November 27, 2002, is as follows:

(In thousands)

Cash	$28
Resort lot inventory	26,098
Deferred tax asset	1,654
Property and equipment	2,974
Total assets acquired	30,754

Notes payable	(8,027)
Accounts payable	(1,165)
Accrued liabilities	(449)
Total liabilities assumed	(9,641)

Total assets acquired and liabilities assumed	$21,113

During 2003, the allocation of the purchase price was adjusted for the resolution of pre-ORA Acquisition contingencies of $1.4 million.  The effects of resolution of pre-ORA Acquisition contingencies occurring:  (1) within one year of the acquisition date have been reflected as an adjustment of the allocation of the purchase price, and (ii) after one year will be recognized in the determination of net income.

The following unaudited pro forma information presents the consolidated results as if the acquisition had occurred at the beginning of the 2001 fiscal period and giving effect to the adjustments for the related interest on financing the purchase price and depreciation.  The pro forma information does not necessarily reflect results that would have occurred or is it necessarily indicative of future operating results.

	(In thousands, except per share data) 2001	(In thousands, except per share data) 2002

Net sales	$939,195	$1,223,776
Net income	24,478	44,127

Diluted earnings per common share	$0.84	$1.49

3.                   INVENTORIES:

Inventories consist of the following:

	December 28, 2002	January 3, 2004
	(In thousands)
Raw materials	$70,021	$60,946
Work-in-process	62,022	60,604
Finished units	43,566	6,196
	$175,609	$127,746

4.                   PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consist of the following:

	December 28, 2002	January 3, 2004
	(In thousands)

Land	$15,638	$15,508
Buildings	104,043	115,963
Equipment	26,503	33,875
Furniture and fixtures	11,436	12,534
Vehicles	1,763	2,681
Leasehold improvements	2,152	2,151
Construction in progress	7,236	1,282
	168,771	183,994
Less accumulated depreciation and amortization	33,421	42,332
	$135,350	$141,662

5.                   ACCRUED EXPENSES AND OTHER LIABILITIES:

	December 28, 2002	January 3, 2004
	(In thousands)

Payroll, vacation, and related accruals	$17,317	$12,842
Payroll and property taxes	1,517	1,110
Promotional and advertising	3,473	3,897
Health insurance reserves and premiums payable	3,540	4,369
Other	3,786	4,155
	$29,633	$26,373

6.                   LINE OF CREDIT:

The Company’s line of credit facility consists of a revolving line of credit of up to $95.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at variable rates based on the Prime Rate or LIBOR.  At January 3, 2004, the interest rate was 3.6%.  The Revolving Loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at January 3, 2004 was zero.  The Revolving Loan is collateralized by all of the assets of the Company, and include various restrictions and financial covenants.

The weighted average interest rate on the outstanding borrowings under the revolving line of credit was 4.3% and 4.2% for 2002 and 2003, respectively.  Interest expense on the unused available portion of the line was $141,000 or 0.7% and $219,000 or 0.5% of weighted average outstanding borrowings for 2002 and 2003, respectively.  The revolving line of credit is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of January 3, 2004, the Company was in compliance with these covenants.

7.                   LONG-TERM NOTE PAYABLE:

In November 2002, the Company obtained an amendment to the long-term note payable for an additional borrowing of $22 million in association with the purchase of Outdoor Resorts (see Note 2).  The Company has long-term notes payable of $30 million outstanding at January 3, 2004.  The term notes bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term notes require monthly interest payments and quarterly principal payments.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all of any motor coach resort location. The term notes are collateralized by all the assets of the Company.  The term notes are due and payable in full on October 3, 2005.  As of January 3, 2004, the interest rate on the term debt was 3.14%.

The following table displays the scheduled principal payments by year that will be due on the term loan.

Year	Amount of payment due (in thousands)
2004	$15,000
2005	$15,000
$30,000

8.                   PREFERRED STOCK:

The Company has authorized “blank check” preferred stock (1,934,783 shares authorized, $.01 par value) (“Preferred Stock”), which may be issued from time to time in one or more series upon authorization by the Company’s Board of Directors.  The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each series of the Preferred Stock.  There were no shares of Preferred Stock outstanding as of December 28, 2002 or January 3, 2004.

9.                   INCOME TAXES:

The provision for income taxes is as follows:

	2001	2002	2003
	(in thousands)
Current:
Federal	$8,262	$25,303	$8,713
State	1,606	5,278	1,899
	9,868	30,581	10,612
Deferred:
Federal	4,880	(1,556)	2,191
State	968	(260)	523
Provision for income taxes	$15,716	$28,765	$13,326

The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	2001	2002	2003
	(in thousands)
Expected U.S. federal income taxes at statutory rates	$14,222	$25,648	$12,434
State and local income taxes, net of federal benefit	1,673	3,262	1,574
Change in valuation allowance			(280)
Other	(179)	(145)	(402)
Provision for income taxes	$15,716	$28,765	$13,326

The components of the current net deferred tax asset and long-term net deferred tax liability are:

	December 28, 2002	January 3, 2004
	(in thousands)
Current deferred income tax assets:
Warranty liability	$13,768	$12,855
Product liability	7,211	7,517
Inventory reserves	3,922	4,543
Payroll and related accruals	2,057	2,007
Insurance reserves	1,318	1,965
Resort lot inventory	921	1,522
Other accruals	4,182	3,427
	$33,379	$33,836
Long-term deferred income tax liabilities:
Depreciation	$11,509	$13,601
Amortization	3,530	4,246
Net operating loss (NOL) carryforward	(1,272)	(873)
Valuation allowance on NOL carryforward	801	521
	$14,568	$17,495

Management believes that the temporary differences which gave rise to the deferred income tax assets will be realized in the foreseeable future, except for benefits arising from the NOL carryforward associated with the SMC Acquisition.  Accordingly, management has provided a valuation allowance for the portion of the NOL carryforward that may not be fully recognized.  During 2002, certain tax law changes were enacted which resulted in the Company’s immediate recognition of certain operating losses relating to prior year results of operations.  As a result, management has properly reflected a reduction in the valuation allowance.  At January 3, 2004, the valuation allowance of $521,000 relates to uncertainties on the net realizability of the deferred tax asset for state income tax benefits associated with net operating loss carryforwards.

10.            EARNINGS PER SHARE:

Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator.  Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator.  The weighted average number of common shares used in the computation of earnings per common share for the years ended December 29, 2001, December 28, 2002, and January 3, 2004 are as follows:

	2001	2002	2003
Basic
Issued and outstanding shares (weighted average)	28,531,593	28,812,473	29,062,649

Effect of Dilutive Securities
Stock options	757,095	760,947	504,363

Diluted	29,288,688	29,573,420	29,567,012

11.            LEASES:

The Company has commitments under certain noncancelable operating leases.   Total rental expense for the fiscal years ended December 29, 2001, December 28, 2002, and January 3, 2004 related to operating leases amounting to approximately $2.8 million, $3.8 million, and $3.8 million, respectively.  The Company’s most significant lease is a two-year operating lease for an aircraft with annual renewals for up to three additional years.  The future minimum rental commitments under the one year renewal term of this lease is $1.5 million in 2004 and $244,000 in 2005.  In addition, if the Company chooses the return option at the end of the initial lease term in February of 2004, the Company has guaranteed up to $16 million of any deficiency in the event that the Lessor’s net sales proceeds of the aircraft are less than $18.5 million.

Approximate future minimum rental commitments under these leases at January 3, 2004 are summarized as follows:

Fiscal Year	(In thousands)
2004	2,937
2005	1,442
2006	1,037
2007	994
2008	963
2009 and thereafter	3,599

12.            BONUS PLAN:

The Company has a discretionary bonus plan for certain key employees.  Bonus expense included in selling, general, and administrative expenses for the years ended December 29, 2001, December 28, 2002, and January 3, 2004 was $6.1 million, $11.5 million, and $5.2 million, respectively.

13.            STOCK OPTION PLANS:

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a Non-employee Director Stock Plan (the “Director Plan”) - 1993, and an Incentive Stock Option Plan (the “Option Plan”) - 1993:

Stock Purchase Plan

The Company’s Purchase Plan qualifies under Section 423 of the Internal Revenue Code.  The Company has reserved 683,438 shares of Common Stock for issuance under the Purchase Plan.  During the years ended December 28, 2002 and January 3, 2004, 45,875 shares and 67,163 shares, respectively, were purchased under the Purchase Plan.  The weighted-average fair value of purchase rights granted in 2002 and 2003 was $17.88 and $15.45, respectively.  Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

Directors’ Option Plan

Each non-employee director of the Company is entitled to participate in the Company’s “Director Plan.”  The Board of Directors and the stockholders have authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan.  Under the terms of the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the “Initial Option”) on which the optionee first becomes a director of the Company.  Thereafter, each optionee is automatically granted an additional option to purchase 3,500 shares of Common Stock (a “Subsequent Option”) on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months.  Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant.  Each Subsequent Option vests in full on the fifth anniversary of its date of grant.  The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the New York Stock Exchange on the date of grant.  The maximum term of these options are 10 years.  As of January 3, 2004, 89,100 options had been exercised, and options to purchase 123,700 shares of common stock were outstanding.  Under the Director Plan, the directors of the Company may elect to receive up to 50% of the value of their retainer in the form of common stock or an option to purchase shares of common stock.  As of January 3, 2004, 1,484 shares of common stock had been issued in lieu of cash retainer under the plan.

Option Plan

The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and for the grant to employees and consultants of the Company of nonstatutory stock options.  A total of 3,257,813 shares of Common Stock have been reserved for issuance under the Option Plan.  As of January 3, 2004, 1,281,582 options had been exercised, and options to purchase 1,113,471 shares of Common Stock were outstanding.  These options vest ratably over five years commencing with the date of grant.

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

Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at December 30, 2000	1,337,568	$6.48
Granted	218,401	12.42
Exercised	(140,163)	3.95
Forfeited	(45,033)	8.21
Outstanding at December 29, 2001	1,370,773	7.62
Granted	178,650	23.88
Exercised	(192,495)	4.62
Forfeited	(15,405)	13.77
Outstanding at December 28, 2002	1,341,523	10.15
Granted	207,200	11.48
Exercised	(306,352)	4.92
Forfeited	(5,200)	19.61
Outstanding at January 3, 2004	1,237,171	$11.63

For various price ranges, weighted average characteristics of all outstanding stock options at January 3, 2004 were as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Remaining Life (years)	Weighted- Average Price	Shares	Weighted- Average Price
$ 2.44	-	4.86	195,572	2.4	$3.20	195,572	$3.20
$ 4.87	-	9.72	140,277	4.3	$7.73	140,277	$7.73
$ 9.73	-	12.15	514,195	7.3	$10.91	173,554	$10.85
$12.16	-	14.58	158,027	6.3	$12.77	80,057	$12.66
$14.59	-	17.01	55,750	8.9	$16.36	6,400	$16.18
$17.02	-	21.87	17,500	8.7	$20.03	––	––
$21.88	-	24.30	155,850	8.2	$24.30	31,170	––
			1,237,171			627,030

At January 3, 2004, the Company has three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	2001	2002	2003
	(In thousands, except per share data)

Net income - as reported	$24,919	$44,515	$22,200
Deduct: Total stock-based employee compensation expense Determined under fair value based method for all awards, net of related tax effects	(1,039)	(1,328)	(1,357)
Net income - pro forma	$23,880	$43,187	$20,843

Earnings per share:
Basic - as reported	$0.87	$1.55	$0.76
Basic - pro forma	0.84	1.50	0.72

Diluted - as reported	$0.85	$1.51	$0.75
Diluted - pro forma	0.82	1.46	0.71

For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2002	2003

Risk-free interest rate	4.42%	4.22%	3.89%
Expected life (in years)	6.23	5.97	5.81
Expected volatility	55.02%	56.92%	54.70%
Expected dividend yield	0.00%	0.00%	0.00%

14.            FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company’s financial instruments are presented below.  The estimates require subjective judgments and are approximate.  Changes in methodologies and assumptions could significantly affect estimates.

Line of Credit - The carrying amount outstanding on the revolving line of credit is $51.4 million and zero at December 28, 2002 and January 3, 2004, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

Long-term Note Payable - The carrying amount outstanding on the long-term note payable is $30 million (including $15 million of current payable) at January 3, 2004, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

15.            401(K) DEFINED CONTRIBUTION PLAN:

The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees.  Company contributions to the plan totaled $629,000 in 2001, $748,000 in 2002, and $678,000 in 2003.

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

No significant net losses were incurred during the years ended December 29, 2001 or December 28, 2002.  Losses of approximately $897,000 were incurred in 2003.  The approximate amount subject to contingent repurchase obligations arising from these agreements at January 3, 2004 is $513.6 million, with approximately 7.2% concentrated with one dealer.  The Company has recorded a liability of approximately $750,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

17.            QUARTERLY RESULTS (UNAUDITED):

Year ended December 29, 2001

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$211,228	$223,424	$240,831	$261,590
Gross profit	25,488	25,804	30,548	32,150
Operating income	9,088	9,153	11,438	12,979
Net income	5,197	5,480	6,623	7,619
Earnings per common share:
Basic	$0.18	$0.19	$0.23	$0.27
Diluted	$0.18	$0.19	$0.23	$0.26

Year ended December 28, 2002

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$293,600	$313,742	$314,680	$300,667
Gross profit	37,745	41,229	42,817	41,338
Operating income	16,579	18,724	20,034	20,590
Net income	9,673	10,970	11,788	12,084
Earnings per common share:
Basic	$0.34	$0.38	$0.41	$0.42
Diluted	$0.33	$0.37	$0.40	$0.41

Year ended January 3, 2004

(In thousands, except per share data)	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter

Net sales	$273,761	$268,456	$303,231	$322,863
Gross profit	33,793	27,348	36,773	42,020
Operating income	8,144	1,604	11,106	17,380
Net income	4,326	582	6,262	11,030
Earnings per common share:
Basic	$0.15	$0.02	$0.22	$0.38
Diluted	$0.15	$0.02	$0.21	$0.37

(1) The 2003 quarterly amounts have been revised for a reclassification of revenue from other non-operating income to net sales of $187,000, $95,000, and $53,000, respectively.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.                    CONTROLS AND PROCEDURES

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the Company may be detected.  However, our management, including our chief executive officer and our chief financial officer, have designed our disclosure controls and procedures to provide reasonable assurance of achieving their objectives and have, pursuant to the evaluation discussed above, concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level.

Changes in Internal Controls

Subsequent to the “Evaluation Date,” there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses identified in our internal controls.  As a result, no corrective actions were required or undertaken.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by this Item regarding directors and compliance with Section 16(a) of the Exchange Act set forth under the captions “Proposal 1 - Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act” in the Company’s definitive Proxy Statement is incorporated herein by reference.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Mr. Dennis Oklak is the Company’s designated audit committee financial expert.  Mr. Oklak is considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Corporate Governance, Code of Ethics, and Code of Business Conduct

The Company has certain corporate governance guidelines, a code of ethics that applies to its senior financial officers, as well as a code of business conduct.  The code of ethics, code of conduct, as well as other corporate governance information is posted on our Internet website. The Internet address for our website is http://www.monaco-online.com, and the code of ethics, code of conduct, and other corporate governance information may be found as follows:

1. From our main Web page, first click on “Company – Monaco Coach Corporation”

2. Next, click on “Investor Relations”

3. Next, click on “Corporate Governance”

4. Next, click on “Code of Ethics for Executive Officers” (or “Code of Business Conduct”, or any other “Corporate Governance”  related topic).

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics for Senior Financial Officers by posting such information on our website, at the address and location specified above.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item concerning the executive officers is set forth in Part I, Item 1 - “Business” of this Annual Report on Form 10-K.

Information required by this Item regarding compensation of the Company’s directors and executive officers set forth under the captions “Corporate Governance - Director Compensation” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item regarding beneficial ownership of the Company’s Common Stock by certain beneficial owners and management set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,237,171	$11.63	1,280,705
Equity compensation plans not approved by security holders	—	—	—

Total	1,237,171	$11.63	1,280,705

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item regarding certain relationships and related transactions with management set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Accountants” in the Proxy Statement and is incorporated herein by reference.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K:

1.	Financial Statements. The Consolidated Financial Statements of Monaco Coach Corporation and the Report of Independent Accountants are filed in Item 8 within this Annual Report on Form 10-K.

2.	Financial Statement Schedule. None

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K.

2.1

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Naples, Inc., dated November 27, 2002.  (Incorporated herein by reference to Exhibit (2.1) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002.  (Incorporated herein by reference to Exhibit (2.2) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

2.3

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002.  (Incorporated herein by reference to Exhibit (2.3) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

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

10.2	1993 Director Option Plan as Amended Through May 13, 2003. (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

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

10.6

Amended and Restated Credit Agreement dated September 28, 2001 with U.S. Bank National Association.  (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s quarterly report on Form 10-Q filed November 13, 2001).

10.7

First Amendment to the Amended and Restated Credit Agreement dated April 30, 2002 with U.S. Bank National Association.  (Incorporated herein by reference to Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.8

Second Amendment to the Amended and Restated Credit Agreement dated November 27, 2002 with U.S. Bank National Association.  (Incorporated herein by reference to Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.12

Third Amendment to the Amended and Restated Credit Agreement dated May 29, 2003 with U.S. Bank National Association. (Incorporated herein by reference to Exhibit (10.12) to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2003).

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof).

31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+		The item listed is a compensatory plan.

	(b)	REPORTS ON FORM 8-K.

i.

On October 27, 2003, the Company filed a Form 8-K which furnished a copy of a press release announcing the Company’s results of operations for the three months, and year to date ended September 27, 2003.

ii.

On February 3, 2004, the Company filed a Form 8-K which furnished a copy of a press release announcing the Company’s results of operations for the three months ended, and year to date ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2004	MONACO COACH CORPORATION

	By:	/s/ Kay L. Toolson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kay L. Toolson	Chairman of the Board and Chief Executive	March 16, 2004
(Kay L. Toolson)	Officer (Principal Executive Officer)

/s/ P. Martin Daley	Vice President and Chief Financial Officer	March 16, 2004
(P. Martin Daley)	(Principal Financial and Accounting Officer)

/s/ Robert P. Hanafee, Jr.	Director	March 16, 2004
(Robert P. Hanafee, Jr.)

/s/ L. Ben Lytle	Director	March 16, 2004
(L. Ben Lytle)

/s/ Dennis D. Oklak	Director	March 16, 2004
(Dennis D. Oklak)

/s/ Carl E. Ring, Jr.	Director	March 16, 2004
(Carl E. Ring, Jr.)

/s/ Richard A. Rouse	Director	March 16, 2004
(Richard A. Rouse)

/s/ Daniel C. Ustian	Director	March 16, 2004
(Daniel C. Ustian)

/s/ Roger A. Vandenberg	Director	March 16, 2004
(Roger A. Vandenberg)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Naples, Inc., dated November 27, 2002.  (Incorporated herein by reference to Exhibit (2.1) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002.  (Incorporated herein by reference to Exhibit (2.2) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

2.3

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002.  (Incorporated herein by reference to Exhibit (2.3) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

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

10.2	1993 Director Option Plan as Amended Through May 13, 2003 (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

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

10.6

Amended and Restated Credit Agreement dated September 28, 2001 with U.S. Bank National Association.  (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s quarterly report on Form 10-Q filed November 13, 2001).

10.7

First Amendment to the Amended and Restated Credit Agreement dated April 30, 2002 with U.S. Bank National Association.  (Incorporated herein by reference to Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.8

Second Amendment to the Amended and Restated Credit Agreement dated November 27, 2002 with U.S. Bank National Association.  (Incorporated herein by reference to Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.12

Third Amendment to the Amended and Restated Credit Agreement dated May 29, 2003 with U.S. Bank National Association. (Incorporated herein by reference to Exhibit (10.12) to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2003).

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof).

31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                                                                         The item listed is a compensatory plan.