Form 10-Q
period 2004-04-03
MONACO COACH CORP /DE/
filed 2004-05-13
CIK 910619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 3, 2004

or

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

YES   ☒                  NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒                  NO   ☐

The number of shares outstanding of common stock, $.01 par value, as of April 3, 2004:  29,330,476

MONACO COACH CORPORATION

FORM 10-Q

APRIL 3, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	January 3, 2004	April 3, 2004
	(audited)	(unaudited)
ASSETS
Current assets:
Cash	$13,398	$22,776
Trade receivables, net	89,170	114,617
Inventories	127,746	146,552
Resort lot inventory	13,978	10,618
Prepaid expenses	3,029	6,575
Deferred income taxes	33,836	33,676
Total current assets	281,157	334,814

Property, plant, and equipment, net	141,662	141,456
Debt issuance costs, net of accumulated amortization of $815 and $944, respectively	596	467
Goodwill	55,254	55,254
Total assets	$478,669	$531,991

LIABILITIES
Current liabilities:
Current portion of long-term note payable	$15,000	$15,000
Accounts payable	64,792	103,867
Product liability reserve	20,723	19,602
Product warranty reserve	29,643	30,712
Income taxes payable	3,395	6,362
Accrued expenses and other liabilities	26,373	29,930
Total current liabilities	159,926	205,473

Long-term notes payable	15,000	11,250
Deferred income taxes	17,495	17,794
Total liabilities	192,421	234,517

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,246,143 and 29,330,476 issued and outstanding, respectively	292	293
Additional paid-in capital	54,919	55,687
Retained earnings	231,037	241,494
Total stockholders’ equity	286,248	297,474
Total liabilities and stockholders’ equity	$478,669	$531,991

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended
	March 29, 2003	April 3, 2004

Net sales	$273,574	$354,976
Cost of sales	239,968	310,493
Gross profit	33,606	44,483

Selling, general, and administrative expenses	25,649	24,800
Operating income	7,957	19,683

Other income, net	206	86
Interest expense	(1,012)	(405)
Income before income taxes	7,151	19,364

Provision for income taxes	2,825	7,441

Net income	$4,326	$11,923

Earnings per common share:
Basic	$.15	$.41
Diluted	$.15	$.40

Weighted average common shares outstanding:
Basic	28,956,906	29,296,193
Diluted	29,340,788	29,967,452

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Quarter Ended
	March 29, 2003	April 3, 2004

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$4,326	$11,923
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss on sale of assets	16	78
Depreciation and amortization	2,262	2,536
Deferred income taxes	(1,009)	459
Changes in working capital accounts:
Trade receivables, net	17,821	(25,447)
Inventories	(24,292)	(18,805)
Resort lot inventory	2,606	3,360
Prepaid expenses	792	(3,547)
Accounts payable	9,861	39,075
Product liability reserve	1,091	(1,120)
Product warranty reserve	(1,071)	1,068
Income taxes payable	2,592	2,967
Accrued expenses and other liabilities	(2,664)	3,556
Net cash provided by operating activities	12,331	16,103
Cash flows from investing activities:
Additions to property, plant, and equipment	(8,439)	(2,553)
Proceeds from sale of assets	687	145
Net cash used in investing activities	(7,752)	(2,408)
Cash flows from financing activities:
Book overdraft	14,698	0
Payments on lines of credit, net	(15,713)	0
Payments on long-term notes payable	(4,333)	(3,750)
Debt issuance costs	(11)	129
Dividends paid	0	(1,465)
Issuance of common stock	780	769
Net cash used by financing activities	(4,579)	(4,317)
Net change in cash	0	9,378
Cash at beginning of period	0	13,398
Cash at end of period	$0	$22,776

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 3, 2004 and April 3, 2004, and the results of its operations and its cash flows for the quarters ended March 29, 2003 and April 3, 2004.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of January 3, 2004 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended January 3, 2004.

2.     Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	January 3, 2004	April 3, 2004
	(in thousands)
Raw materials	$60,946	$67,412
Work-in-process	60,604	67,422
Finished units	6,196	11,718
	$127,746	$146,552

3.     Line of Credit

The Company’s line of credit facility consists of a revolving line of credit of up to $95.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at variable rates based on the Prime Rate or LIBOR.  At April 3, 2004, the interest rate was 4.0%.  The Revolving Loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at April 3, 2004 was zero.  The revolving line of credit is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of April 3, 2004, the Company was in compliance with these covenants.

4.     Long-term Notes Payable

The Company has long-term notes payable of $26.3 million outstanding at April 3, 2004.  The term notes bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term notes require monthly interest payments and quarterly principal payments and are collateralized by all the assets of the Company.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all or any motor coach resort location.  The term notes are due and payable in full on October 3, 2005.

The following table displays the scheduled future principal payments by fiscal year that will be due on the term loan.

Year	Amount of Payment Due
(in thousands)
2004	15,000
2005	11,250
$26,250

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

	Quarter Ended
	March 29, 2003	April 3, 2004
Basic
Issued and outstanding shares (weighted average)	28,956,906	29,296,193

Effect of Dilutive Securities
Stock Options	383,882	671,259
Diluted	29,340,788	29,967,452

6.              Stock Option Plans

At April 3, 2004, the Company had three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Quarter Ended
	March 29, 2003	April 3, 2004
	(In thousands, except per share data)
Net income - as reported	$4,326	$11,923
Deduct: Total stock-based employee compensation expense Determined under fair value based method for all awards, net of related tax effects	168	209

	$4,158	$11,714

Earnings per share:
Basic - as reported	$0.15	$0.41
Basic - pro forma	$0.14	$0.40

Diluted - as reported	$0.15	$0.40
Diluted - pro forma	$0.14	$0.39

7.              Commitments and Contingencies

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at April 3, 2004 is $522.0 million, with approximately 7.38% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $750,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability, is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

Aircraft Lease Commitment

The Company has an aircraft under an operating lease, with annual renewals for up to three years.  Currently the Company began it’s first year of renewal in February 2004, with two optional years remaining.  If at the end of the initial lease period the Company elects to return the aircraft, the Company has guaranteed up to $16 million in the event the lessor’s net sales proceeds are less than $18.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include, but are not limited to, those below that have been marked with an asterisk (*).  In addition, we may from time to time make forward-looking statements through statements that include words such as “believes,” “expects,” “anticipates” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.  The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption “Factors That May Affect Future Operating Results.”  We caution the reader, however, that these factors may not be exhaustive.

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A and Class C motor coaches and towable recreational vehicles (“towables”).  Our product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names.  Our products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $70,000 to $1.4 million for motor coaches and from $25,000 to $65,000 for towables.

RESULTS OF OPERATIONS

The following table illustrates the results of operations for the quarters ended March 29, 2003, and April 3, 2004.  All dollars represented are in thousands.

	2003	% of Sales	2004	% of Sales	$ Change	% Change
Net sales	$273,574	100.0%	$354,976	100.0%	$81,402	29.8%
Cost of Sales	239,968	87.7%	310,493	87.5%	70,525	29.4%
Gross Profit	33,606	12.3%	44,483	12.5%	10,877	32.4%
Selling, general and administrative expenses	25,649	9.4%	24,800	7.0%	-849	-3.3%

Operating income	$7,957	2.9%	$19,683	5.5%	$11,726	147.4%

Performance in the first quarter of 2004

We are pleased with the record revenues generated for the first quarter of 2004.  Profits for the first quarter of 2004 were improved over that of the similar quarter of 2003.  Improved gross profit margins helped fuel an $11 million improvement in gross profit.  However, margins were dampened by the increase in certain commodity product prices, such as steel, copper, aluminum, and wood.   Due to rising costs in these and related materials, along with changes in our mix, our own material costs were impacted by as much as 1.3% of first quarter sales.  In response to these rising costs, we are passing along proportional price increases in our products.  We will continue to monitor these, as well as other costs, and take appropriate actions to minimize the impact of additional commodity price increases.*

In addition to improved gross margins, we were also successful in reducing selling, general, and administrative (S,G&A) expenses.  The decrease in S,G&A was due to a lower level of legal settlement expenses, retail sales promotions, as well as show costs compared to the same period last year.  The decrease in settlement expense was a result of receiving a lower than normal number of new cases, combined with the closure of certain cases that were favorable when associated with their respective reserve amounts.  The reduction in retail sales promotions was due to improved demand for our product in the market place, while the show expense reduction was a result of a continuing effort to streamline show participation.

Quarter ended April 3, 2004 compared to Quarter ended March 29, 2003

First quarter net sales increased 29.8% to $355.0 million compared to $273.6 million for the same period last year. Gross diesel motorized sales were up 27.9%, gas motorized sales were up 34.8%, and towables were up 35.0%.  Diesel products accounted for 77% of our first quarter revenues while gas products were 14%, and towables were 9%.  The overall increase in revenues has been driven by improving market conditions, continued lower interest rates, and continuing increased interest in the recreational industry.  Our overall unit sales were up 32.5% in the first quarter of 2004 to 3,136 units, with diesel motorized unit sales up 23.1% to 1,506 units, gas motorized unit sales up 33.9% to 636 units, and towable unit sales up 48.6% to 994 units.  Our total average unit selling price decreased to $111,500 from $114,200 in the same period last year, reflecting our continued emphasis on increasing the sale of lower priced gas motor homes and towable product.

Gross profit for the first quarter of 2004 increased to $44.5 million, up from $33.6 million in 2003, and gross margin increased from 12.3% in the first quarter of 2003 to 12.5% in the first quarter of 2004.  The increase in gross margin over the prior year was due to a combination of factors, including a reduction in discounts off of wholesale invoices of approximately 0.2% of sales.  In addition, other direct costs, such as labor and warranty improved by 1.2% of sales.  These benefits were offset by a higher material usage rate of 1.3% due to increases in commodity prices, as well as shifts in product mix.  Additional improvements in indirect costs as a percentage of sales amounted to 0.1%.  Our overall gross margin may decline in future periods if the mix of products continues to shift from higher to lower gross margin units or if we encounter unexpected manufacturing difficulties or competitive pressures.

Selling, general, and administrative expenses (S,G&A) decreased by $849 thousand to $24.8 million in the first quarter of 2004 and decreased as a percentage of sales from 9.4% in 2003 to 7.0% in 2004.  Selling, general, and administrative expenses in the first quarter of 2004 included decreases in litigation settlement costs of 1.4% as a percentage of sales, decreases in retail promotions of 0.6% as a percentage of sales, and decrease in show expense of 0.3% as a percentage of sales.  Certain of these costs, such as litigation settlement expenses, were lower than normal, and, accordingly, we expect S,G&A expenses for future quarters to increase to more normalized rates of between 7.2% and 7.4% of sales.*

Operating income was $19.7 million, or 5.5% of sales in the first quarter of 2004 compared to $8.0 million, or 2.9% of sales in the similar 2003 period.  The increase in operating margins reflects improved gross margins as well as reduced S,G&A as a percentage of sales.

Net interest expense was $405 thousand in the first quarter of 2004 compared to $1.0 million in the comparable 2003 period, reflecting a lower level of borrowing during the first quarter of 2004.

We reported a provision for income taxes of $7.4 million, or an effective tax rate of 38.4% in the first quarter of 2004, compared to $2.8 million, or an effective tax rate of 39.5% for the comparable 2003 period.  The decrease in the effective tax rate was due primarily to benefits received from foreign sales activities, as well as favorable tax law changes at certain state levels.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During  the first quarter of 2004, we generated cash of $16.1 million from operating activities.  We generated $14.5 million from net income and non-cash expenses such as depreciation and amortization. Other sources of cash included a $39.1 million increase in trade payables, $3.6 million increase in accrued liabilities, a $3.4 million decrease in resort lot inventory, and a $4.0 million increase in tax and warranty liabilities.  Trade payables increased primarily due to increased production levels as well as timing associated with the regularly scheduled shut down of the plants that occurs at year end.  Other liabilities increased due to payroll accruals also associated with the plant shut downs at the end of 2003.  Reduced resort lot inventories reflect the strong sales of the first quarter, and increases in tax and warranty liabilities are the result of improved profits, and increases in production that drive the warranty reserves.  These sources of cash were mostly offset by a  $25.4 million increase in receivables, an $18.8 million increase in inventories, a $3.5 million increase in prepaid expenses, and an

$1.1 million decrease in the product liability reserve.  Trade receivables increased due to lower shipment levels occurring at the end of the fourth quarter 2003 (which were a result of scheduled plant shut downs) versus shipment levels at the end of the first quarter 2004.  Inventory increases are the result of increased production, as well as the below normal finished good levels that existed at the end of 2003.  Prepaid expenses were up due to the renewal of certain liability insurance policies that expired during the quarter.  Product liability reserves decreased, reflecting the closure of various litigation and settlement claims.

We have credit facilities consisting of a revolving line of credit of up to $95.0 million of which no borrowings were outstanding at April 3, 2004 (the “Revolving Loan”) and term loans with balances of $26.3 million at April 3, 2004 (the “Term Loans”).  At our election, the Revolving Loan and Term Loans bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on our leverage ratio.  We also pay interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by our leverage ratio.  The Revolving loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  Additional prepayments for portions of the term notes are required in the event we sell substantially all, or any, motor coach resort location.  The Term Loans require monthly interest payments and principal payments that total $3.75 million per quarter.  The Revolving Loan and Term Loans are collateralized by all of our assets and include various restrictions and financial covenants.  We utilize “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, our outstanding checks are reflected as a liability.  The outstanding check liability is combined with our positive cash balance accounts to reflect a net cash balance for financial reporting.

Our principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of our dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At April 3, 2004, we had working capital of approximately $129.3 million, an increase of $8.1 million from working capital of $121.2 million at January 3, 2004.  We have been using cash flow from operations to finance our capital expenditures.

We believe that cash flow from operations and funds available under our credit facilities will be sufficient to meet our liquidity requirements for the next 12 months.*  Our capital expenditures were $2.6 million in the first quarter of 2004, which included costs related to installation of certain automated machinery, enhancements to the Company’s information system infrastructure, as well as various other routine capital expenditures.  We anticipate that capital expenditures for all of 2004 will be approximately $12 to $15 million, which includes expenditures to purchase additional machinery and equipment in both our Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.*  We may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if we significantly increase the level of working capital assets such as inventory and accounts receivable.  We may also from time to time seek to acquire businesses that would complement our current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by us.

As is typical in the recreational vehicle industry, many of our retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  We have agreements with several institutional lenders under which we currently have repurchase obligations.  Our contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  Our obligations under these repurchase agreements vary from period to period up to 18 months.  At April 3, 2004, approximately $522.0 million of products sold by us to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 7.38% concentrated with one dealer.  Historically, we have been successful in mitigating losses associated with repurchase obligations.  During the first quarter of 2004, the losses associated with the exercise of repurchase agreements were less than $100,000.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

	PAYMENTS DUE BY PERIOD
Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term Debt(1)	$15,000	$11,250	$0	$0	$26,250
Operating Leases(2)	2,203	2,479	1,957	3,599	10,238
Total Contractual Cash Obligations	$17,203	$13,729	$1,957	$3,599	$36,488

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit(3)	$0	$95,000		$0	$0	$95,000
Guarantees		16,000	(2)	0	0	16,000
Repurchase Obligations(4)	0	521,973		0	0	521,973
Total Commitments	$0	$632,973		$0	$0	$632,973

(1)  See Note 4 to the financials.

(2)  Various leases including manufacturing facilities, aircraft, and machinery and equipment.  See Note 7 to the financials.

(3)  See Note 3  to the financials.  The amount listed represents available borrowings on the line of credit at April 3, 2004.

(4)  Reflects obligations under manufacturer repurchase commitments.  See Note 7 to the financials.

INFLATION

In the first quarter of 2004, we experienced significant increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While these raw materials are not necessarily indicative of widespread inflationary trends, they have had a material impact on our production costs, and accordingly, we have passed along price increases to offset these increased costs.  However, even though we have been able to pass along past price increases, there is no guarantee that we will be able to pass along future increases.  This, combined with potential future increases in raw material costs could have a materially adverse impact on our business going forward.*

CRITICAL ACCOUNTING POLICIES

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

PRODUCT LIABILITY We provide an estimate for accrued product liability based on current pending cases, as well as for those cases which are incurred but not reported.  This estimate is developed by legal counsel based on professional judgment, as well as historical experience.

IMPAIRMENT OF GOODWILL We assess the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This initial test involves management comparing our market capitalization, to the carrying amount, including goodwill, of our net book value, to determine if goodwill has been impaired.

INVENTORY RESERVES We write down our inventory for obsolescence, and the difference between the cost of inventory and its estimated market value. These write-downs are based on assumptions about future sales demand and market conditions. If actual sales demand or market conditions change from those projected by management, additional inventory write-downs may be required.

INCOME TAXES In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 332 dealerships located primarily in the United States and Canada as of April 3, 2004, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the quarter ended April 3, 2004, sales to one dealer, Lazy Days RV Center, accounted for 12.2% of total sales compared to 12.4% of sales in the same period ended last year.  For quarters ended March 29, 2003 and April 3, 2004, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 43.4% and 41.6% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $522.0 million as of April 3, 2004, with approximately 7.38% concentrated with one dealer.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  As of April 3, 2004, total trade receivables were $114.6 million, with approximately $84.1 million, or 73.4% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $30.5 million of trade receivables were concentrated substantially all with one dealer.

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

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS  A number of important components for certain of our products are purchased from single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana and Meritor) for all diesel motor coaches and chassis (Workhorse and Ford) for gas motor coaches.  We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements.  Consequently, we have periodically been placed on allocation of these and other key components.  The last significant allocation occurred in 1997 from Allison, and in 1999 from Ford.  An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

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

We have reviewed the provisions of SFAS 150, and believe that it does not have any financial instruments requiring reclassifications under SFAS 150.

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

The provisions of FIN 46 have been reviewed, and we do not believe that we have any entities requiring consolidation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Sarbanes-Oxley Section 302(a) Certification.
	31.2	Sarbanes-Oxley Section 302(a) Certification.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

i.

On February 3, 2004, the Company filed a Form 8-K which furnished a copy of a press release announcing the Company’s results of operations for fourth quarter and full fiscal year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	May 13, 2004	/s/	P. Martin Daley
P. Martin Daley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description of Document

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.