Form 10-Q
period 2004-07-03
MONACO COACH CORP /DE/
filed 2004-08-10
CIK 910619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: July 3, 2004
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

YES  ☒                  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                  NO  ☐

The number of shares outstanding of common stock, $.01 par value, as of July 3, 2004:  29,388,432

MONACO COACH CORPORATION

FORM 10-Q

July 3, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands, except share and per share data)

	January 3, 2004	July 3, 2004
ASSETS
Current assets:
Cash	$13,398	$11,985
Trade receivables, net	89,170	115,012
Inventories	127,746	158,631
Resort lot inventory	13,978	8,136
Prepaid expenses	3,029	6,877
Deferred income taxes	33,836	33,555
Total current assets	281,157	334,196

Property, plant, and equipment, net	141,662	140,459
Debt issuance costs net of accumulated amortization of $815, and $1,073, respectively	596	338
Goodwill	55,254	55,254
Total assets	$478,669	$530,247

LIABILITIES
Current liabilities:
Current portion of long-term note payable	$15,000	$15,000
Accounts payable	64,792	92,763
Product liability reserve	20,723	20,806
Product warranty reserve	29,643	33,225
Income taxes payable	3,395	3,369
Accrued expenses and other liabilities	26,373	31,495
Total current liabilities	159,926	196,658

Long-term note payable	15,000	7,500
Deferred income taxes	17,495	17,488
	192,421	221,646

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par, 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,246,143 and 29,388,432 issued and outstanding, respectively	292	294
Additional paid-in capital	54,919	56,333
Retained earnings	231,037	251,974
Total stockholders’ equity	286,248	308,601
Total liabilities and stockholders’ equity	$478,669	$530,247

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Six-Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004

Net sales	$268,456	$357,774	$542,217	$712,750
Cost of sales	241,108	312,125	481,076	622,618
Gross profit	27,348	45,649	61,141	90,132

Selling, general, and administrative expenses	25,744	26,721	51,393	51,521
Operating income	1,604	18,928	9,748	38,611

Other income, net	137	127	156	213
Interest expense	(779)	(372)	(1,791)	(777)
Income before income taxes	962	18,683	8,113	38,047

Provision for income taxes	380	6,735	3,205	14,176

Net income	$582	$11,948	$4,908	$23,871

Earnings per common share:
Basic	$.02	$.41	$.17	$.81
Diluted	$.02	$.40	$.17	$.80

Weighted average common shares outstanding:
Basic	29,027,603	29,357,514	28,992,255	29,326,855
Diluted	29,469,777	30,013,014	29,405,286	29,990,241

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Six-Months Ended
	June 28, 2003	July 3, 2004

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$4,908	$23,871
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss on sale of assets	287	43
Depreciation and amortization	4,677	5,388
Deferred income taxes	2,158	274
Changes in working capital accounts:
Trade receivables, net	11,857	(25,842)
Inventories	14,433	(30,885)
Resort lot inventory	4,261	5,842
Prepaid expenses	80	(3,853)
Accounts payable	(10,659)	27,971
Product liability reserve	169	83
Product warranty reserve	(2,416)	3,582
Income taxes payable	(4,536)	(26)
Accrued expenses and other liabilities	(1,088)	5,122
Net cash provided by operating activities	24,131	11,570
Cash flows from investing activities:
Additions to property, plant, and equipment	(14,272)	(4,110)
Proceeds from sale of assets	1,789	145
Net cash used in investing activities	(12,483)	(3,965)
Cash flows from financing activities:
Book overdraft	5,968	0
Payments on lines of credit, net	(9,628)	0
Payments on long-term notes payable	(8,666)	(7,500)
Debt issuance costs	(301)	0
Dividends paid	0	(2,934)
Issuance of common stock	979	1,416
Net cash used by financing activities	(11,648)	(9,018)
Net change in cash	0	(1,413)
Cash at beginning of period	0	13,398
Cash at end of period	$0	$11,985

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 3, 2004 and July 3, 2004, and the results of its operations for the quarters and six- month periods ended June 28, 2003 and July 3, 2004, and cash flows of the Company for the six-month periods ended June 28, 2003 and July 3, 2004.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of January 3, 2004 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended January 3, 2004.

2.     Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	January 3, 2004	July 3, 2004
	(in thousands)
Raw materials	$60,946	$69,978
Work-in-process	60,604	67,666
Finished units	6,196	20,987
	$127,746	$158,631

3.     Line of Credit

The Company’s line of credit facility consists of a revolving line of credit of up to $95.0 million (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at variable rates based on the Prime Rate or LIBOR.  At July 3, 2004, the interest rate was 4.25%.  The Revolving Loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  The balance outstanding under the Revolving Loan at July 3, 2004 was zero.  The revolving line of credit is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of July 3, 2004, the Company was in compliance with these covenants.

4.     Long-term Notes Payable

The Company has long-term notes payable of $22.5 million outstanding at July 3, 2004.  The term notes bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The term notes require monthly interest payments and quarterly principal payments and are collateralized by all the assets of the Company.  Additional prepayments for portions of the term notes are required in the event the Company sells substantially all or any motor coach resort locations.  The term notes are due and payable in full on October 3, 2005.

The following table displays the scheduled future principal payments by fiscal year that will be due on the term loan.

Year	Amount of Payment Due
(in thousands)
2004	$7,500
2005	15,000
$22,500

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

	Quarter Ended		Six-Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Basic
Issued and outstanding shares (weighted average)	29,027,603	29,357,514	28,992,255	29,326,855

Effect of Dilutive Securities
Stock Options	442,174	655,500	413,031	663,386
Diluted	29,469,777	30,013,014	29,405,286	29,990,241

6.     Stock Option Plans

At July 3, 2004, the Company had three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Quarter Ended		Six-Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004

Net income - as reported	$582	$11,948	$4,908	$23,871
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	172	212	338	421
	$410	$11,736	$4,570	$23,450

Earnings per share:
Basic - as reported	$0.02	$0.41	$0.17	$0.81
Basic - pro forma	$0.01	$0.40	$0.16	$0.80

Diluted - as reported	$0.02	$0.40	$0.17	$0.80
Diluted - pro forma	$0.01	$0.39	$0.16	$0.78

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at July 3, 2004 is $539.6 million, with approximately 8.0% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $750,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability, is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

Aircraft Lease Commitment

The Company has an aircraft under an operating lease, with annual renewals for up to three years.  Currently the Company began its first year of renewal in February 2004, with two optional years remaining.  If at the end of the initial lease period the Company elects to return the aircraft, the Company has guaranteed up to $16 million in the event the lessor’s net sales proceeds are less than $18.5 million.

2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include, but are not limited to, those below that have been marked with an asterisk (*).  In addition, statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.  The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption “Factors That May Affect Future Operating Results.”  We caution the reader, however, that these factors may not be exhaustive.

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

RESULTS OF OPERATIONS

The following table illustrates the results of operations for the quarters ended June 28, 2003, and July 3, 2004.  All dollars represented are in thousands.

	2003	% of Sales	2004	% of Sales	$ Change	% Change
Net sales	$268,456	100.0%	$357,774	100.0%	$89,318	33.3%
Cost of Sales	241,108	89.8%	312,125	87.2%	71,017	29.4%
Gross Profit	27,348	10.2%	45,649	12.8%	18,301	66.9%
Selling, general and administrative expenses	25,744	9.6%	26,721	7.5%	-977	-3.8%

Operating income	$1,604	0.6%	$18,928	5.3%	$17,324	1080.04%

Performance in the second quarter of 2004

We are pleased with the record revenues generated for the second quarter of 2004.  Profits for the second quarter of 2004 were significantly improved over that of the similar quarter of 2003.  Reduced levels of sales discounting, improved labor and warranty expense, as well as improvements in indirect cost of sales, helped to fuel an increase in gross profit of $18 million.  While gross margins have improved, there continues to be some pressure from commodity prices in the steel, lumber, petroleum based products, and other related industries.  In response to these rising costs, we passed along proportional price increases in our products during the first and second quarters of 2004.  Currently the rate of price increases in the commodities markets has slowed down.  Accordingly, we do not anticipate further commodities related price increases in the near future in our own product.*  Nevertheless, we will continue to monitor these, as well as other costs, and take appropriate actions to try and minimize the impact of additional commodity price increases as they present themselves.*

In addition to improved gross margins, we were also successful in reducing selling, general, and administrative (S,G&A) expenses.  The decrease in S,G&A expenses was due to a lower level of retail sales promotions, as well as lower show costs compared to the same period last year.  These improvements were partially offset by slightly higher litigation settlement expense as a percentage of sales which were a result of new product liability cases filed against the Company during the quarter.  We expect to see settlement expense to remain consistent with the second quarter of 2004 for the remainder of the year.*  The reduction in retail sales promotions was due to improved demand for our product in the market place, while the show expense reduction was a result of a continuing effort to streamline show participation.

Quarter ended July 3, 2004 Compared to Quarter ended June 28, 2003

Second quarter net sales increased 33.3% to $357.8 million compared to $268.5 million for the same period last year. Gross diesel motorized revenues were up 27.4%, gas motorized were up 28.3% and towables were up 90.5%.  Diesel products accounted for 75.2% of our second quarter revenues while gas products were 14.8%, and towables were 10.0%.  The overall increase in revenues reflects improving market conditions, continued low interest rates, and increased interest in the recreational vehicle industry.  Our overall unit sales were up 48.1% in the second quarter of 2004 to 3,347 units, with diesel motorized unit sales up 24.1% to 1,456 units, gas motorized unit sales up 25.0% to 669 units, and towable unit sales up 121.4% to 1,222 units.  Our total average unit selling price decreased to $106,000 from $119,000 in the same period last year, reflecting our strong gains in the sale of lower priced gas motor homes and towable products.

Gross profit for the second quarter of 2004 increased to $45.6 million, up from $27.3 million in 2003, and gross margin increased from 10.2% in the second quarter of 2003 to 12.8% in the second quarter of 2004.  The increase in gross margin over the prior year was due to a combination of factors, including a reduction in discounts off of wholesale invoices of approximately 0.10% of sales, as well as increases in wholesale selling prices of the Company’s products. Other direct costs, such as labor, with related benefits, and warranty improved by 1.3% of sales, and indirect costs related to factory overhead improved by 1.0% of sales.  In addition, the Company also experienced improvements in other direct cost areas that respectively provided the remaining incremental margin improvements.  These benefits were offset by a higher material usage rate of .2% due to increases in commodity prices, as well as shifts in product mix.  Our overall gross margin may decline in future periods if the mix of products continues to shift from higher to lower gross margin units or if we encounter unexpected manufacturing difficulties or competitive pressures.*

Selling, general, and administrative expenses (S,G&A) increased by $977,000 to $26.7 million in the second quarter of 2004 and decreased as a percentage of sales from 9.6% in 2003 to 7.5% in 2004.  S,G&A expenses in the second quarter of 2004 included decreases in retail promotions of 2.0% as a percentage of sales, and a decrease in show expense of 0.4% as a percentage of sales.  These savings were partially offset by higher litigation settlement expense of 0.2% of sales.  Other S,G&A expenses increased by 0.1%.

Operating income was $18.9 million, or 5.3% of sales, in the second quarter of 2004 compared to $1.6 million, or 0.6% of sales, in the similar 2003 period.  The increase in operating margins reflects improved gross margin as well as reduced S,G&A as a percentage of sales.

Net interest expense was $372,000 in the second quarter of 2004 versus $779,000 in the comparable 2003 period, reflecting a lower level of borrowing during the second quarter of 2004.

We reported a provision for income taxes of $6.7 million, or an effective tax rate of 36.1%, in the second quarter of 2004, compared to $380,000, or an effective tax rate of 39.5%, for the comparable 2003 period. The decrease in the effective tax rate was due primarily to a reduction in the valuation allowance previously provided for certain net operating loss carryforward benefits that were not expected to be realized. Due to changes in federal income tax rules, the Company determined in second quarter 2004 that it would be able to fully realize the future tax benefits from these net operating loss carryforwards and that the related valuation allowance was no longer necessary. Further reductions in the effective tax rate resulted from increases in the Company’s extraterritorial income exclusion benefits on foreign sales and a change in state income tax law. The Company expects the current year’s effective tax rate to be 38.3% through the remainder of 2004.*

Net income for the second quarter of 2004 was $11.9 million compared to $582,000 in 2003 due to an increase in sales combined with a higher operating margin, a decrease in interest expense, and an improvement in the effective tax rate.

Six Months ended July 3, 2004 Compared to Six Months ended June 28, 2003

Net sales increased 31.3% to $712.8 million compared to $542.2 million for the same period last year.  Gross diesel motorized revenues were up 27.7%, gas motorized revenues were up 39.5%, and towables were up 60.1%. Diesel products accounted for 76.4% of our first six months’ revenues while gas products were 14.3%, and towables were 9.3%.  The overall increase in revenues was driven by improving market conditions, continued low interest rates, and continued interest in the recreational vehicle industry.  Our overall unit sales were up 40.1% in the first six months of 2004 compared to the similar period in 2003 with diesel motorized unit sales up 23.6% to 2,962 units, gas motorized unit sales up 28.7% to 1,126 units, and towables units sales up 81.5% to 2,216 .  Our average unit selling price decreased in the first six months of 2004 compared to the similar 2003 period to $109,000 from $116,000, reflecting our continued emphasis on increasing the sale of lower priced gas motor homes and towable products.

Gross profit for the six-month period ended July 3, 2004 increased to $90.1 million from $61.1 million in 2003, and gross margin increased to 12.7% in 2004 from 11.3% in 2003. The increase in gross margin over the prior year was due to a combination of factors, including a reduction in discounts off of wholesale invoices of approximately 0.1% of sales, as well as increases in wholesale selling prices of the Company’s products.  In addition, other direct costs, such as labor, with related benefits, and warranty improved by 1.2% of sales, and indirect cost of sales related to factory overhead improved by 0.8% of sales.  These benefits were offset by a higher material usage rate of 0.6% due to increases in commodity prices, as well as shifts in product mix. Additional margin pressure was experienced due to higher delivery costs of 0.2% of sales.  Our overall gross margin may decline in future periods if the mix of products continues to shift from higher to lower gross margin units or if we encounter unexpected manufacturing difficulties or competitive pressures.*

S,G&A expenses increased by $128,000 to $51.5 million in the first six months of 2004 and decreased as a percentage of sales from 9.5% in 2003 to 7.2% in 2004.  S,G&A in the first six months of 2004 included decreases in retail promotions of 2.3% of sales, as well as decreases in litigation settlement of 0.6% of sales.  These decreases were offset by increased wages, salaries, and benefits of 0.6% of sales related to higher performance based compensation.

Operating income was $38.6 million, or 5.4% of sales, in the six-month period ended July 3, 2004 compared to $9.7 million, or 1.8% of sales, in the similar 2003 period.  The increase in operating margins reflects improved gross margins as well as reduced S,G&A as a percentage of sales.

Net interest expense was $777,000 in the first six months of 2004 versus $1.8 million in the comparable 2003 period, reflecting a lower level of borrowing during the first half of 2004.

We reported a provision for income taxes of $14.2 million, or an effective tax rate of 37.3%, for the first six months of 2004, compared to $3.2 million, or an effective tax rate of 39.5%, for the comparable 2003 period. The decrease in the effective tax rate was due primarily to a reduction in the valuation allowance previously provided for certain net operating loss carryforward benefits that were not expected to be realized. Due to changes in federal income tax rules, the Company determined in second quarter 2004 that it would be able to fully realize the future tax benefits from these net operating loss carryforwards and that the related valuation allowance was no longer necessary. Further reductions in the effective tax rate resulted from increases in the Company’s extraterritorial income exclusion benefits on foreign sales and a change in state income tax law. The Company expects the current year’s effective tax rate to be 38.3% through the remainder of 2004.*

Net income for the first half of 2004 was $23.9 million compared to $4.9 million in 2003 due to the increase in sales combined with higher gross margins.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are internally generated cash from operations and available borrowings under our credit facilities.  During the first six months of 2004, we generated cash of $11.6 million from operating activities.  We generated $29.3 million from net income and non-cash expenses such as depreciation and amortization. Other sources of cash included a $28.0 million increase in trade payables, $5.1 million increase in accrued liabilities, a $5.8 million decrease in resort lot inventory, and a $3.6 million increase in warranty reserve.  Trade payables increased primarily due to increased production levels as well as timing associated with the regularly scheduled shut down of the plants that occurs at quarter end.  Other liabilities increased due to increases in various reserves related to employee benefits and performance based compensation.  Reduced resort lot inventories reflect strong lot sales for the six month period, and the increase in warranty reserve is the result of the strong increase in recreational vehicles sold .  These sources of cash were mostly offset by a $25.8 million increase in receivables, a $30.9 million increase in inventories, and a $3.9 million increase in prepaid expenses.  Trade receivables increased due to lower shipment levels occurring at the end of the fourth quarter 2003, which were a result of scheduled plant shut downs, versus shipment levels at the end of the second quarter 2004.  Inventory increases are the result of increased production, as well as the below normal finished good levels that existed at the end of 2003.  Prepaid expenses were up due to the renewal of certain liability insurance policies that expired during the six month period.

We have credit facilities consisting of a revolving line of credit of up to $95.0 million of which no borrowings were outstanding at July 3, 2004 (the “Revolving Loan”) and term loans with balances of $22.5 million at July 3, 2004 (the “Term Loans”).  At our election, the Revolving Loan and Term Loans bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on our leverage ratio.  We also pay interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by our leverage ratio.  The Revolving loan is due and payable in full on June 30, 2005, and requires monthly interest payments.  Additional prepayments for portions of the term notes are required in the event we sell substantially all, or any, motor coach resort location.  The Term Loans require monthly interest payments and principal payments that total $3.75 million per quarter.  The Revolving Loan and Term Loans are collateralized by all of our assets and include various restrictions and financial covenants.  We utilize “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, our outstanding checks are reflected as a liability.  The outstanding check liability is combined with our positive cash balance accounts to reflect a net cash balance for financial reporting.

Our principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of our dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At July 3, 2004, we had working capital of approximately $137.5 million, an increase of $16.3 million from working capital of $121.2 million at January 3, 2004.  We have been using cash flow from operations to finance our capital expenditures.

We believe that cash flow from operations and funds available under our credit facilities will be sufficient to meet our liquidity requirements for the next 12 months.*  Our capital expenditures were $4.1 million in the first six months of 2004, which included costs related to installation of certain automated machinery, enhancements to the Company’s information system infrastructure, as well as various other routine capital expenditures.  We anticipate that capital expenditures for all of 2004 will be approximately $12 to $15 million, which includes expenditures to purchase additional machinery and equipment in both our Oregon and Indiana facilities, as well as upgrades to existing information systems infrastructures.*  We may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if we significantly increase the level of working capital assets such as inventory and accounts receivable.  We may also from time to time seek to acquire businesses that would complement our current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by us.

As is typical in the recreational vehicle industry, many of our retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  We have agreements with several institutional lenders under which we currently have repurchase obligations.  Our contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  Our obligations under these repurchase agreements vary from period to period, up to 18 months.  At July 3, 2004, approximately $539.6 million of products sold by us to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 8.0% concentrated with one dealer.  Historically, we have been successful in mitigating losses associated with repurchase obligations.  During the first six months of 2004, the losses associated with the exercise of repurchase agreements were less than $100,000.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term Debt (1)	$15,000	$7,500	$0	$0	$22,500
Operating Leases (2)	1,469	2,479	1,957	3,599	9,504
Total Contractual Cash Obligations	$16,469	$9,979	$1,957	$3,599	$32,004

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit (3)	$0	$95,000		$0	$0	$95,000
Guarantees		16,000	(2)	0	0	16,000
Repurchase Obligations (4)	0	539,600		0	0	539,600
Total Commitments	$0	$650,600		$0	$0	$650,600

(1)  See Note 4 to the financials.

(2)  Various leases including manufacturing facilities, aircraft, and machinery and equipment.  See Note 7 to the financials.

(3)  See Note 3 to the financials.  The amount listed represents available borrowings on the line of credit at July 3, 2004.

(4)  Reflects obligations under manufacturer repurchase commitments.  See Note 7 to the financials.

INFLATION

In the first half of 2004, we experienced significant increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While these raw materials are not necessarily indicative of widespread inflationary trends, they have had a material impact on our production costs, and accordingly, we have passed along price increases to offset these increased costs.  However, even though we have been able to pass along past price increases, there is no guarantee that we will be able to pass along future increases.  While we have seen some of these costs begin to level off, potential future increases in raw material costs could have a material adverse impact on our business going forward.

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

•      The impact of inflation on the cost of our raw materials.

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

We attempt to forecast orders for our products accurately and commence purchasing and manufacturing prior to receipt of such orders.  However, it is highly unlikely that we will consistently and accurately forecast the timing, rate, and mix of orders.  This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results, and cash flow for any given quarter.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 339 dealerships located primarily in the United States and Canada as of July 3, 2004, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the quarter ended July 3, 2004, sales to one dealer, Lazy Days RV Center, accounted for 10.3% of total sales compared to 13.6% of sales in the same period ended last year.  For quarters ended June 28, 2003 and July 3, 2004, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 40.0% and 39.6% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $539.6 million as of July 3, 2004, with approximately 8.0% concentrated with one dealer.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  As of July 3, 2004, total trade receivables were $115.0 million, with approximately $86.7 million, or 75.4% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $28.3 million of trade receivables were concentrated substantially all with one dealer.

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

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held on May 19, 2004 in Coburg, Oregon, the Stockholders (i) elected four Class I directors to serve on the Company’s Board of Directors, (ii) re-approved the Amendment of the Company’s Executive Compensation Plan, (iii)  ratified the Company’s appointment of PricewaterhouseCoopers LLP as independent auditors.

The vote for the election of the four Class I directors was as follows:

Nominee	For	Withheld
Kay L. Toolson	26,761,098	837,592
L. Ben Lytle	26,666,476	932,214
Richard A. Rouse	26,285,951	1,312,739
Daniel C. Ustian	27,170,841	427,849

The vote for re-approval of the Amendment of the Company’s Executive Variable Compensation Plan was as follows:

For	Against		Abstained
22,307,380	1,336,466	+	684,038

The vote for ratifying the appointment of PricewaterhouseCoopers LLP was as follows:

For	Against	Abstained
27,163,104	425,299	10,287

+ Includes 3,270,806 broker nonvotes

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1         Sarbanes-Oxley Section 302(a) Certification.

31.2         Sarbanes-Oxley Section 302(a) Certification.

32.1         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section

1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On April 28, 2004, the Company filed a Form 8-K which furnished a copy of a press release announcing the Company’s results of operations for the first quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	August 10, 2004	/s/ P. Martin Daley
P. Martin Daley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description of Document

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.