Form 10-Q
period 2004-10-02
MONACO COACH CORP /DE/
filed 2004-11-12
CIK 910619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: October 2, 2004

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

YES ☒        NO ☐

The number of shares outstanding of common stock, $.01 par value, as of October 2, 2004: 29,414,436

MONACO COACH CORPORATION

FORM 10-Q

October 2, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands, except share and per share data)

	January 3, 2004	October 2, 2004
ASSETS
Current assets:
Cash	$13,398	$8,406
Trade receivables, net	89,170	129,314
Inventories	127,746	162,595
Resort lot inventory	13,978	8,241
Prepaid expenses	3,029	5,700
Deferred income taxes	33,836	33,650
Total current assets	281,157	347,906

Property, plant, and equipment, net	141,662	138,928
Debt issuance costs net of accumulated amortization of $815, and $1,200, respectively	596	277
Goodwill	55,254	55,254
Total assets	$478,669	$542,365

LIABILITIES
Current liabilities:
Current portion of long-term note payable	$15,000	$15,000
Accounts payable	64,792	96,328
Product liability reserve	20,723	20,595
Product warranty reserve	29,643	34,027
Income taxes payable	3,395	6,826
Accrued expenses and other liabilities	26,373	32,635
Total current liabilities	159,926	205,411

Long-term note payable	15,000	3,750
Deferred income taxes	17,495	18,141
	192,421	227,302

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par, 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,246,143 and 29,414,436 issued and outstanding, respectively	292	294
Additional paid-in capital	54,919	56,829
Retained earnings	231,037	257,940
Total stockholders’ equity	286,248	315,063
Total liabilities and stockholders’ equity	$478,669	$542,365

See accompanying notes.

MONACO COACH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Nine-Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004

Net sales	$303,231	$358,869	$845,113	$1,071,619
Cost of sales	266,458	315,454	747,534	938,073
Gross profit	36,773	43,415	97,579	133,546

Selling, general, and administrative expenses	25,667	31,036	77,060	82,556
Operating income	11,106	12,379	20,519	50,990

Other income, net	11	43	502	256
Interest expense	(767)	(370)	(2,558)	(1,147)
Income before income taxes	10,350	12,052	18,463	50,099

Provision for income taxes	4,088	4,616	7,293	18,792

Net income	$6,262	$7,436	$11,170	$31,307

Earnings per common share:
Basic	$.22	$.25	$.38	$1.07
Diluted	$.21	$.25	$.38	$1.04

Weighted average common shares outstanding:
Basic	29,080,716	29,410,086	29,021,742	29,354,598
Diluted	29,625,959	29,962,722	29,478,842	29,981,063

See accompanying notes.

MONACO COACH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Nine-Months Ended
	September 27, 2003	October 2, 2004

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$11,170	$31,307
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss on sale of assets	20	240
Depreciation and amortization	7,202	8,029
Deferred income taxes	4,297	832
Changes in working capital accounts:
Trade receivables, net	11,075	(40,144)
Inventories	43,467	(34,849)
Resort lot inventory	4,712	5,737
Prepaid expenses	724	(2,679)
Accounts payable	(551)	31,536
Product liability reserve	(696)	(128)
Product warranty reserve	(2,769)	4,384
Income taxes payable	(2,440)	3,431
Accrued expenses and other liabilities	633	6,262
Net cash provided by operating activities	76,844	13,958
Cash flows from investing activities:
Additions to property, plant, and equipment	(16,969)	(7,069)
Proceeds from the sale of assets	2,051	1,927
Proceeds from the sale of Naples property	6,650	0
Net cash used in investing activities	(8,268)	(5,142)
Cash flows from financing activities:
Book overdraft	1,206	0
Payments on lines of credit, net	(51,413)	0
Payments on long-term notes payable	(19,500)	(11,250)
Debt issuance costs	(304)	(66)
Dividends paid	0	(4,404)
Issuance of common stock	1,435	1,912
Net cash used by financing activities	(68,576)	(13,808)
Net change in cash	0	(4,992)
Cash at beginning of period	0	13,398
Cash at end of period	$0	$8,406

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 3, 2004 and October 2, 2004, and the results of its operations for the quarters and nine-month periods ended September 27, 2003 and October 2, 2004, and cash flows of the Company for the nine-month periods ended September 27, 2003 and October 2, 2004. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of January 3, 2004 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended January 3, 2004.

2.              Inventories

Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	January 3, 2004	October 2, 2004
	(in thousands)
Raw materials	$60,946	$72,987
Work-in-process	60,604	70,014
Finished units	6,196	19,594
	$127,746	$162,595

3.              Line of Credit

The Company’s line of credit facility consists of a revolving line of credit of up to $95.0 million (the “Revolving Loan”). At the election of the Company, the Revolving Loan bears interest at variable rates based on the Prime Rate or LIBOR. At October 2, 2004, the interest rate was 4.75%. The Revolving Loan is due and payable in full on June 30, 2005, and requires monthly interest payments. The balance outstanding under the Revolving Loan at October 2, 2004 was zero. The revolving line of credit is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of October 2, 2004, the Company was in compliance with these covenants.

4.              Long-term Notes Payable

The Company has long-term notes payable of $18.8 million outstanding at October 2, 2004. The term notes bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The term notes require monthly interest payments and quarterly principal payments and are collateralized by all the assets of the Company. Additional prepayments for portions of the term notes are required in the event the Company sells substantially all or any motor coach resort locations. The term notes are due and payable in full on October 3, 2005.

The following table displays the scheduled future principal payments by fiscal year that will be due on the term loan.

Year	Amount of Payment Due
(in thousands)
2004	$3,750
2005	15,000
$18,750

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

	Quarter Ended		Nine-Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Basic
Issued and outstanding shares (weighted average)	29,080,716	29,410,086	29,021,742	29,354,598

Effect of Dilutive Securities
Stock Options	545,243	552,636	457,100	626,465
Diluted	29,625,959	29,962,722	29,478,842	29,981,063

6.              Stock Option Plans

At October 2, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Quarter Ended		Nine-Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004

Net income - as reported	$6,262	$7,436	$11,170	$31,307
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	194	236	532	574
	$6,068	$7,200	$10,638	$30,733

Earnings per share:
Basic - as reported	$0.22	$0.25	$0.38	$1.07
Basic - pro forma	$0.21	$0.24	$0.37	$1.05

Diluted - as reported	$0.21	$0.25	$0.38	$1.04
Diluted - pro forma	$0.20	$0.24	$0.36	$1.03

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at October 2, 2004 is $580.4 million, with approximately 6.2% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected. The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories. The Company has recorded a liability of approximately $750,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers. This estimated liability, is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A and Class C motor coaches and towable recreational vehicles (“towables”). Our product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names. Our products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $76,000 to $1.4 million for motor coaches and from $25,000 to $65,000 for towables.

RESULTS OF OPERATIONS

The following table illustrates the results of operations for the quarters ended September 27, 2003, and October 2, 2004. All dollars represented are in thousands.

	Quarter Ended September 27, 2003	% of Sales	Quarter Ended October 2, 2004	% of Sales	$ Change	% Change
Net sales	$303,231	100.0%	$358,869	100.0%	$55,638	18.4%
Cost of Sales	266,458	87.9%	315,454	87.9%	48,996	18.4%
Gross Profit	36,773	12.1%	43,415	12.1%	6,642	18.1%
Selling, general and administrative expenses	25,667	8.5%	31,036	8.7%	5,369	20.9%

Operating income	$11,106	3.6%	$12,379	3.4%	$1,273	11.5%

Performance in the third quarter of 2004

We are pleased with the record revenues generated for the third quarter of 2004. Profits for the third quarter of 2004 were somewhat improved over that of the third quarter of 2003. Gross margins, while consistent with the same period last year, were negatively affected compared to the second quarter of 2004. Continued pressure from commodity prices in the steel, lumber, petroleum-based products, and other related industries negatively affected profits. In response to these rising costs, we passed along proportional price increases in our products during the first and second quarters of 2004. Currently the rate of price increases in the commodities markets has slowed down, but we can not rule out the possibility of future price increases becoming necessary.* In addition to pricing issues, a general slowdown in the recreational vehicle industry has created competitive wholesale pricing constraints. In response to this, we have engaged in wholesale price discounts to our dealer network to avoid building finished goods inventory. This program, while successful, also negatively affected our gross margin.

Selling, general, and administrative (S,G&A) expenses in the third quarter of 2004 were higher than both the third quarter of 2003 and second quarter of 2004. Retail sales promotions, designed to move product off of dealer lots, were successful, but also increased our S,G&A expenses. These promotions, coupled with increased advertising and litigation settlement expense, resulted in higher S,G&A than is normal. Accordingly, we have begun an intensive review of our S,G&A structure, and expect that we will begin to return to more normalized levels by the middle of 2005.*

Quarter ended October 2, 2004 compared to quarter ended September 27, 2003

Third quarter net sales increased 18.4% to $358.9 million compared to $303.2 million for the same period last year. Gross diesel motorized revenues were up 6.9%, gas motorized were up 66.7% and towables were up 50.5%. Diesel products accounted for 71.8% of our third quarter revenues while gas products were 17.4%, and towables were 10.8%. The overall increase in revenues reflected improving market conditions, continued low interest rates, and increased interest in recreational vehicles. Our overall unit sales were up 38.1% in the third quarter of 2004 to 3,364 units, with diesel motorized unit sales up 3.0% to 1,341 units, gas motorized unit sales up 71.3% to 769 units, and towable unit sales up 83.1% to 1,254 units. Our total average unit selling price decreased to $106,000 from $124,000 in the same period last year, reflecting our strong gains in the sale of lower priced gas motor homes and towable products.

Gross profit for the third quarter of 2004 increased to $43.4 million, up from $36.8 million in 2003, and gross margin remained constant at 12.1% in the third quarter of 2003 and 12.1% in the third quarter of 2004. The consistency in gross margin when compared to the prior year was due to a combination of factors, including a reduction in discounts off of wholesale invoices of approximately ..5% of sales, improvements in warranty expense of .2% of sales, improvements in direct labor of .5% of sales, and a .7% reduction in indirect costs as a percentage of sales. These improvements were offset by an increase in direct material costs of 1.6% of sales, and a .2% increase in delivery expense as a percent of sales. Our overall gross margin may decline in future periods if the mix of products continues to shift from higher to lower gross margin units, if we are unable to match lower plant utilization levels with corresponding reductions in our fixed costs, or if we encounter unexpected manufacturing difficulties or competitive pressures.*

Selling, general, and administrative expenses (S,G&A) increased by $5.4 to $31.0 million in the third quarter of 2004 and increased as a percentage of sales from 8.5% in 2003 to 8.7% in 2004. S,G&A expenses in the third quarter of 2004 included decreases in retail promotions of .5% as a percentage of sales that were offset by increases in marketing and advertising costs of .1% of sales, increases in litigation settlement expenses of .3% of sales, and .3% increase as a percent of sales in other areas including contract services and miscellaneous items.

Operating income was $12.4 million, or 3.5% of sales, in the third quarter of 2004 compared to $11.1 million, or 3.6% of sales, in the similar 2003 period. The decrease in operating margins reflects increased S,G&A as a percentage of sales.

Net interest expense was $370,000 in the third quarter of 2004 versus $767,000 in the comparable 2003 period, reflecting a lower level of borrowing during the third quarter of 2004.

We reported a provision for income taxes of $4.6 million, or an effective tax rate of 38.3%, in the third quarter of 2004, compared to $4.1 million, or an effective tax rate of 39.5%, for the comparable 2003 period. The decrease in the effective tax rate was due primarily to a reduction in the valuation allowance previously provided for certain net operating loss carryforward benefits that were not expected to be realized. Due to changes in federal income tax rules, we determined in the second quarter of 2004 that we would be able to fully realize the future tax benefits from these net operating loss carryforwards and that the related valuation allowance was no longer necessary. Further reductions in the effective tax rate resulted from increases in our extraterritorial income exclusion benefits on foreign sales and a change in state income tax law. We expect the effective tax rate to be 38.3% through the remainder of 2004.*

Net income for the third quarter of 2004 was $7.4 million compared to $6.3 million in the third quarter of 2003 due to an increase in sales combined with a lower operating margin, a decrease in interest expense, and an improvement in the effective tax rate.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

Net sales increased 26.8% to $1.1 billion in the nine-month period ended October 2, 2004 compared to $845.4 million for the same period last year. Gross diesel motorized revenues were up 18.0%, gas motorized revenues were up 55.2%, and towables were up 56.5%. Diesel products accounted for 73.5% of our first nine months’ revenues while gas products were 16.7%, and towables were 9.8%. The overall increase in revenues was driven by improving market conditions, continued low interest rates, and continued interest in recreational vehicles. Our overall unit sales were up 39.4% in the first nine months of 2004 compared to the similar period in 2003 with diesel motorized unit sales up 11.7% to 4,129 units, gas motorized unit sales up 54.1% to 2,248 units, and towable units sales up 82.1% to 3,470. Our average unit selling price decreased in the first nine months of 2004 compared to the similar 2003 period to $108,000 from $119,000, reflecting our continued emphasis on increasing the sale of lower priced gas motor homes and towable products.

Gross profit for the nine-month period ended October 2, 2004 increased to $133.5 million from $97.6 million in 2003, and gross margin increased to 12.5% in 2004 from 11.6% in 2003. The increase in gross margin over the prior year was due to a combination of factors, including a reduction in discounts off of wholesale invoices of approximately .1% of sales. In addition, other direct costs, such as labor, with related benefits, improved by .7% as a percentage of sales, warranty expense improved by .4% as a percentage of sales, and indirect cost of sales related to factory overhead improved by .6% as a percentage of sales. These benefits were offset by a higher material usage rate of .8% as a percentage of sales due to increases in commodity prices, as well as shifts in product mix that have a higher cost as a percentage of sales. We experienced additional margin pressure due to higher delivery costs of .1% of sales. Our overall gross margin may decline in future periods if the mix of products continues to shift from higher to lower gross margin units or if we encounter unexpected manufacturing difficulties or competitive pressures.*

S,G&A expenses increased by $5.5 to $82.6 million in the first nine months of 2004 and decreased as a percentage of sales from 9.1% in 2003 to 7.7% in 2004. S,G&A in the first nine months of 2004 included decreases in retail promotions of 1.0% of sales, decreases in litigation settlement expense of .3% of sales, and reductions in other areas of general expenses of .2%. These decreases were offset by increases in contract services of .1% of sales related to certain consulting projects.

Operating income was $51.0 million, or 4.8% of sales, in the nine-month period ended October 2, 2004 compared to $20.6 million, or 2.4% of sales, in the similar 2003 period. The increase in operating margins reflected improved gross margins as well as reduced S,G&A as a percentage of sales.

Net interest expense was $1.1 million in the first nine months of 2004 versus $2.6 million (after capitalization of $135,000 for construction-in-progress) in the comparable 2003 period, reflecting a lower level of borrowing during the first half of 2004.

We reported a provision for income taxes of $18.8 million, or an effective tax rate of 37.5%, for the first nine months of 2004, compared to $7.3 million, or an effective tax rate of 39.5%, for the comparable 2003 period. The decrease in the effective tax rate was due primarily to a reduction in the valuation allowance previously provided for certain net operating loss carryforward benefits that were not expected to be realized. Due to changes in federal income tax rules, we determined in second quarter 2004 that we would be able to fully realize the future tax benefits from these net operating loss carryforwards and that the related valuation allowance was no longer necessary. Further reductions in the effective tax rate resulted from increases in our extraterritorial income exclusion benefits on foreign sales and a change in state income tax law. We expect the effective tax rate to be 38.3% through the remainder of 2004.*

Net income for the first nine months of 2004 was $31.3 million compared to $11.2 million in the first nine months of 2003 due to the increase in sales combined with higher gross margins.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are internally generated cash from operations and available borrowings under our credit facilities. During the first nine months of 2004, we generated cash of $14.0 million from operating activities. We generated $39.6 million from net income and non-cash expenses such as depreciation and amortization. Other sources of cash included a $31.5 million increase in trade payables, a $6.3 million increase in accrued liabilities, a $3.4 million increase in income tax payable, a $5.7 million decrease in resort lot inventory, and a $4.4 million increase in warranty reserve. Trade payables increased primarily due to increased production levels.

Other liabilities increased due to increases in various reserves related to employee benefits and performance-based compensation. Reduced resort lot inventories reflect strong lot sales for the nine-month period, and the increase in warranty reserve is the result of the strong increase in recreational vehicles sold. These sources of cash were mostly offset by a $40.1 million increase in receivables, a $34.8 million increase in inventories, and a $2.7 million increase in prepaid expenses. Trade receivables increased due to higher shipment levels occurring at the end of the third quarter 2003, compared to the end of the fourth quarter of 2003. This shipment pattern is a result of normal decreased production levels in the fourth quarter due to regularly scheduled plant shutdowns for vacations. Inventory increases are the result of increased production, as well as the below normal finished good levels that existed at the end of 2003. Prepaid expenses were up due to the renewal of certain liability insurance policies that expired during the nine-month period.

We have credit facilities consisting of a revolving line of credit of up to $95.0 million of which zero borrowings were outstanding at October 2, 2004 (the “Revolving Loan”) and term loans with balances of $18.8 million at October 2, 2004 (the “Term Loans”). At our election, the Revolving Loan and Term Loans bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on our leverage ratio. We also pay interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by our leverage ratio. The Revolving loan is due and payable in full on June 30, 2005, and requires monthly interest payments. Additional prepayments for portions of the term notes are required in the event we sell substantially all, or any, motor coach resort location. The Term Loans require monthly interest payments and principal payments that total $3.75 million per quarter. The Revolving Loan and Term Loans are collateralized by all of our assets and include various restrictions and financial covenants. We utilize “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, our outstanding checks are reflected as a liability. The outstanding check liability is combined with our positive cash balance accounts to reflect a net cash balance for financial reporting.

Our principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of our dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At October 2, 2004, we had working capital of approximately $142.5 million, an increase of $21.3 million from working capital of $121.2 million at January 3, 2004. We have been using cash flow from operations to finance our capital expenditures.

We believe that cash flow from operations and funds available under our credit facilities will be sufficient to meet our liquidity requirements for the next 12 months.* Our capital expenditures were $7.1 million in the first nine months of 2004, which included costs related to installation of certain automated machinery, enhancements to the Company’s information system infrastructure, as well as various other routine capital expenditures. We anticipate that capital expenditures for all of 2004 will be approximately $12 to $15 million, which includes expenditures to purchase additional machinery and equipment in both our Oregon and Indiana facilities, as well as upgrades to existing information systems infrastructures.* We may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if we significantly increase the level of working capital assets such as inventory and accounts receivable. We may also from time to time seek to acquire businesses that would complement our current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by us.

As is typical in the recreational vehicle industry, many of our retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. We have agreements with several institutional lenders under which we currently have repurchase obligations. Our contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. Our obligations under these repurchase agreements vary from period to period, up to 18 months. At October 2, 2004, approximately $580.4 million of products sold by us to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.2% concentrated with one dealer. Historically, we have been successful in mitigating losses associated with repurchase obligations. During the first nine months of 2004, the losses associated with the exercise of repurchase agreements were less than $400,000. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments as of October 2, 2004.

PAYMENTS DUE BY PERIOD

Contractual obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term Debt (1)	$15,000	$3,750	$0	$0	$18,750
Operating Leases (2)	734	2,479	1,957	3,599	8,769
Total Contractual Cash Obligations	$15,734	$6,229	$1,957	$3,599	$27,519

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other commitments (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Lines of Credit (3)	$0	$95,000	$0	$0	$95,000
Guarantees (2)	0	16,000	0	0	16,000
Repurchase Obligations (4)	0	580,400	0	0	580,400
Total Commitments	$0	$691,400	$0	$0	$691,400

(1) See Note 4 to the Condensed Consolidated Financial Statements.

(2) Various leases including manufacturing facilities, aircraft, and machinery and equipment. See Note 7 to the Condensed Consolidated Financial Statements.

(3) See Note 3 to the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at October 2, 2004.

(4) Reflects obligations under manufacturer repurchase commitments. See Note 7 to the Condensed Consolidated Financial Statements.

INFLATION

In the first nine months of 2004, we experienced significant increases in the prices of certain commodity items that we use in the manufacturing of our products. These include, but are not limited to, steel, copper, aluminum, petroleum, and wood. While these raw materials are not necessarily indicative of widespread inflationary trends, they have had a material impact on our production costs, and accordingly, we have passed along price increases to offset these increased costs. However, even though we have been able to pass along past price increases, there is no guarantee that we will be able to pass along future increases. While we have seen some of these costs begin to level off, potential future increases in raw material costs could have a material adverse impact on our business going forward.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 339 dealerships located primarily in the United States and Canada as of October 2, 2004, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For the nine-month period ended October 2, 2004, sales to one dealer, Lazy Days RV Center, accounted for 9.5% of total sales compared to 11.8% of sales in the same period ended last year. For quarters ended September 27, 2003 and October 2, 2004, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 36.9% and 32.6% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender. Obligations under these agreements vary from period to period, but totaled approximately $580.4 million as of October 2, 2004, with approximately 6.2% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK  We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions. As of October 2, 2004, total trade receivables were $129.3 million, with approximately $109.0 million, or 84.3% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $20.3 million of trade receivables were concentrated substantially all with one dealer.

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

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS  A number of important components for certain of our products are purchased from a single or limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana and

Meritor) for all diesel motor coaches and chassis (Workhorse and Ford) for gas motor coaches. We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements. Consequently, we have periodically been placed on allocation of these and other key components. The last significant allocation occurred in 1997 from Allison, and in 1999 from Ford. An extended delay or interruption in the supply of any component that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

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

OUR PRODUCTS COULD FAIL TO PERFORM ACCORDING TO SPECIFICATIONS OR PROVE TO BE UNRELIABLE, CAUSING DAMAGE TO OUR CUSTOMER RELATIONSHIPS AND OUR REPUTATION AND RESULTING IN LOSS OF SALES  Our customers require demanding specifications for product performance and reliability. Because our products are complex and often use advanced components, processes and techniques, undetected errors and design flaws may occur. Product defects result in higher product service, warranty and replacement costs and may cause serious damage to our customer relationships and industry reputation, all of which will negatively affect our sales and business.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

EITF 04-10

In September of 2004, the Financial Accounting Standards Board (the Board) issued EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about its reportable operating segments. EITF, which is effective for fiscal years ending after October 13, 2004, addresses how to determine if operating segments that do not meet the quantitative thresholds of FASB No. 131 are to be reported as separate segments.

We have not yet determined if the provisions of EITF 04-10 will impact the disclosures to be included in the fiscal year end financial statements.

Proposed Amendment to FAS 128

The Board is amending FAS 128, “Earnings per Share,” to make it consistent with International Accounting Standards, and make earnings per share calculations comparable on a global basis. The amendment changes the computation to require the use of the year-to-date average stock price when computing the number of potential incremental common shares for diluted EPS. The old method was to calculate an average of potential incremental common shares computed for each quarter when computing year-to-date incremental shares.

The amendment is expected to be issued in the fourth quarter of 2004, and will be effective for all periods ending after December 15, 2004.

We have reviewed the provisions of the proposed amendment, and we expect it will not have a significant impact on our earnings per share calculation.

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

MONACO COACH CORPORATION

Dated:	November 12, 2004	/s/ P. Martin Daley
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