Form 10-K
period 2005-01-01
MONACO COACH CORP /DE/
filed 2005-03-14
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2005

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.   YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on January 1, 2005, based upon the closing sale price of the Common Stock on June 30, 2004 as reported on the New York Stock Exchange, was approximately $485.3 million.  Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive for other purposes.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒  No ☐

As of March 1, 2005, the Registrant had 29,468,660 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2005 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

This document consists of 68 pages.  The Exhibit Index appears at page 59 and 60.

INDEX

PART I

ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

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

ITEM 1.  BUSINESS

Monaco Coach Corporation (the “Company”) is a leading manufacturer of premium recreational vehicles including Class A motor coaches, Class C motor coaches and towable recreational vehicles.  The Company’s product line consists of 29 models of motor coaches and 17 models of towables (fifth wheel trailers and travel trailers) under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names.  The Company’s products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $75,000 to $1.4 million for motor coaches and from $20,000 to $65,000 for towables.  Based upon retail registrations in 2004, the Company believes it had a 25.1% share of the market for diesel Class A motor coaches, a 9.0% share of the market for gas Class A motor coaches, a 16.5% share of the market for all Class A motor coaches, a 3.6% share of the market for fifth wheel towables and a 0.4% share of the market for travel trailers.  At January 1, 2005, the Company’s products were sold through an extensive network of 333 dealer lots located primarily in the United States and Canada.

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

On November 27, 2002, the Company acquired from Outdoor Resorts of America, Inc. (“ORA”) three luxury motor coach resort properties being developed by ORA in Las Vegas, Nevada; Indio, California; and Naples, Florida.  The resorts offer individual lots to owners, with undivided interests in the resort amenities.  Amenities at the resorts include such features as tennis courts, swimming pools, par three golf courses, and club houses. These motor coach resorts provide a destination location for many of the high-line motor coaches that the Company produces.  By providing upscale motor coach resorts, the Company believes that its products will appeal to an increasing number of new customers, further solidifying the Company’s position in the marketplace.

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

PRODUCTS

The Company currently manufactures 29 motor coach and 17 towable models, each of which has distinct features and attributes designed to target the model to a particular suggested retail price range.  The Company’s product offerings currently target four product types within the recreational vehicle market: Class A motor coaches, Class C motor coaches, fifth wheel trailers, and travel trailers.  The Company does not currently compete in any other product categories of the recreational vehicle industry.

The following table highlights the Company’s product offerings as of January 1, 2005:

COMPANY MOTOR COACH PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Class A
Royale Coach	$950,000-$1.4 million	Monaco
Signature Series	$525,000-$555,000	Monaco
Marquis	$500,000-$570,000	Beaver
Executive	$425,000-$465,000	Monaco
Navigator	$400,000-$440,000	Holiday Rambler
Patriot	$350,000-$410,000	Beaver
Dynasty	$325,000-$360,000	Monaco
Imperial	$315,000-$335,000	Holiday Rambler
Windsor	$270,000-$290,000	Monaco
Scepter	$250,000-$260,000	Holiday Rambler
Camelot	$245,000-$255,000	Monaco
Gazelle	$245,000-$255,000	Safari
Monterey	$240,000-$260,000	Beaver
Endeavor	$190,000-$220,000	Holiday Rambler
Diplomat	$190,000-$215,000	Monaco
Santiam	$185,000-$215,000	Beaver
Knight	$165,000-$190,000	Monaco
Cheetah	$160,000-$185,000	Safari
Ambassador	$155,000-$195,000	Holiday Rambler
Cayman	$135,000-$155,000	Monaco
Neptune	$135,000-$155,000	Holiday Rambler
LaPalma	$115,000-$130,000	Monaco
Vacationer	$110,000-$130,000	Holiday Rambler
Trek	$110,000-$135,000	Safari
Simba	$ 90,000-$120,000	Safari
Monarch	$ 85,000-$115,000	Monaco
Admiral	$ 85,000-$115,000	Holiday Rambler

Class C
Esquire	$ 75,000-$ 85,000	Monaco
Atlantis	$ 75,000-$ 80,000	Holiday Rambler

COMPANY TOWABLE PRODUCTS

MODEL	CURRENT SUGGESTED RETAIL PRICE RANGE	BRAND
Medallion Fifth Wheel	$ 55,000-$ 65,000	McKenzie
Presidential Fifth Wheel	$ 50,000-$ 60,000	Holiday Rambler
Presidential Travel Trailer	$ 40,000-$ 45,000	Holiday Rambler
Lakota Fifth Wheel	$ 35,000-$ 50,000	McKenzie
Alumascape Fifth Wheel	$ 35,000-$ 45,000	Holiday Rambler
Next Level Fifth Wheel	$ 35,000-$ 40,000	Holiday Rambler
Dune Chaser Fifth Wheel	$ 35,000-$ 40,000	McKenzie
Next Level Travel Trailer	$ 30,000-$ 35,000	Holiday Rambler
Dune Chaser Travel Trailer	$ 30,000-$ 35,000	McKenzie
Alumascape Travel Trailer	$ 30,000-$ 35,000	Holiday Rambler
Lakota Travel Trailer	$ 25,000-$ 35,000	McKenzie
Savoy Fifth Wheel	$ 25,000-$ 30,000	Holiday Rambler
Savoy Fifth Wheel SL	$ 25,000-$ 30,000	Holiday Rambler
Starwood Fifth Wheel	$ 25,000-$ 30,000	McKenzie
Starwood Fifth Wheel SL	$ 25,000-$ 30,000	McKenzie
Savoy SL Travel Trailer	$ 20,000-$ 25,000	Holiday Rambler
Starwood SL Travel Trailer	$ 20,000-$ 25,000	McKenzie

In 2004, the average unit wholesale selling prices of the Company’s motor coaches, fifth wheel trailers and travel trailers, were approximately $152,000, $30,600, and $26,000, respectively.  The Company’s motor coach products generated 91.9%, 92.2%, and 90.0% of total revenues for the fiscal years 2002, 2003, and 2004, respectively.  Other revenues for the respective years were derived from a combination of towable and resort lot sales.

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

Each of the Company’s recreational vehicles comes fully equipped with a wide range of kitchen and bathroom appliances, audio and visual electronics, communication devices, and other amenities, including couches, dining tables, closets, and storage spaces.  All of the Company’s recreational vehicles incorporate products from well-recognized suppliers, including: stereos, CD and cassette players, VCR’s, DVD’s, and televisions from Sharp, RCA, Sony; microwave ovens from Sharp, Magic Chef, and General Electric; stoves and ranges from KitchenAid and Modern Maid; engines from Cummins and Caterpillar; transmissions from Allison; and chassis from Ford, Workhorse, and our own Roadmaster brand.  The Company’s high end products offer top-of-the-line amenities, including 37” Sharp LCD televisions, GPS systems from Kenwood and Pioneer, fully automatic DSS (satellite) systems, Corian solid surface kitchen and bath countertops, imported ceramic tile, leather furniture, and Ralph Lauren fabrics.

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

The Company expensed $1.2 million, $1.2 million, and $1.4 million for research and development in the fiscal years 2002, 2003, and 2004, respectively.

SALES AND MARKETING

DEALERS

The Company expanded its dealer network over the past year to 333 dealership lots primarily located in the United States and Canada at January 1, 2005.  Revenues generated from shipments to dealerships located outside the United States were approximately 3.0%, 3.6%, and 3.4% of total sales for the fiscal years 2002, 2003, and 2004, respectively.  The Company intends to continue to expand its dealer network, primarily by targeting key geographic regions where the Company’s products are not well represented.*  The Company maintains an internal sales organization consisting of 40 account executives who service the Company’s dealer network.

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

The Company attempts to encourage and reinforce customer loyalty through support of owners’ clubs of its products so that they may share experiences and communicate with each other.  The clubs of the Company’s products currently have more than 40,000 members.  The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company’s new models and obtain maintenance and service guidance.  Attendance at Company-sponsored rallies can be as high as 2,100 recreational vehicles per year.  The Company receives support from its dealers and suppliers to host these rallies.

The Company’s web sites also offer an extensive listing of the Company’s models, floor plans, and features, including “virtual tours” of some models.  A dealer locator feature identifies for customers the closest dealers to their location for the model(s) they are interested in purchasing.  The Company’s web site also provides information for upcoming rallies and club functions as well as links to other RV lifestyle web sites of interest to existing or potential customers.

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

The Company offers a limited warranty to all new vehicle purchasers.  The Company’s current limited warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (a limited structural warranty has a duration of five years for the front and sidewall frame structure, and a limited three year warranty for the Roadmaster chassis).  In addition, customers are protected by the limited warranties of major component suppliers such as those of Cummins Engine Company, Inc. (“Cummins”) (diesel engines), Caterpillar Inc. (“Caterpillar”) (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation (“Dana”) (axles), Allison Transmission Division of General Motors Corporation (“Allison”) (transmissions), Workhorse (chassis), Onan (generators), and Ford Motor Company (“Ford”) (chassis). The Company’s limited warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company’s dealers or authorized service centers. As of January 1, 2005, the Company had 333 dealerships providing service to owners of the Company’s products. In addition, owners of the Company’s diesel products have access to the entire Cummins and Caterpillar dealer networks, which include over 2,000 repair centers.

The Company operates service centers in Harrisburg, Oregon; Bend, Oregon; Elkhart, Indiana; and in Wildwood, Florida.  The Company had approximately 800 employees in customer service at January 1, 2005.  The Company maintains individualized production records and a computerized warranty tracking system which enable the Company’s service personnel to identify problems quickly and to provide individualized customer service.  While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center.  The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company’s customers and to quickly address their technical problems.

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

The Company’s motor coach production capacity at the end of 2004 based on a single shift five-day work week, was 27 units per day at its Coburg facility, 3 units per day at its Bend Facility, and 30 units per day at its Wakarusa facility. The Company’s current towables production capacity is 32 units per day at its Elkhart facility. The Company is currently utilizing approximately 58% of total capacity and therefore believes it is positioned to take advantage of future growth potential of the Company’s products within the RV market.*

The Company believes that its manufacturing process is one of the most vertically integrated in the recreational vehicle industry.  By manufacturing a variety of items, including the Roadmaster semi-monocoque diesel chassis, plastic components, some of its cabinetry and fiberglass parts, as well as many subcomponents, the Company maintains increased control over scheduling, component production, and overall product quality.  In addition, vertical integration enables the Company to be more responsive to market dynamics.

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

The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 1,000 vendors.  These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle.  The Company attempts to minimize its level of inventory by ordering most parts as it needs them.  Certain key components that require longer purchasing lead times are ordered based on planned needs.  Examples of these components are diesel engines, axles, transmissions, chassis, and interior designer fabrics.  The Company has a variety of major suppliers, including Allison, Workhorse, Cummins, Caterpillar, Dana, Onan, Industrial Finish, and Ford.  The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them.  To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis, and transmissions in stock or available at the suppliers’ facilities and believes that, in an emergency, other suppliers could fill the Company’s needs on an interim basis.*  The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.*  Nevertheless, there can be no assurance that Allison, Ford, or any of the Company’s other suppliers will be able to meet the Company’s future requirements for transmissions, chassis, or other key components.  An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company’s business, results of operations, and financial condition.

BACKLOG

The Company’s products are generally manufactured against orders from the Company’s dealers. As of January 1, 2005, the Company’s backlog of orders was $256.4 million, compared to $410.2 million at January 3, 2004.  The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months.  Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

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

The Company is planning to expand the painting capacities at its production facilities in Bend, Oregon, and adding a new paint reciprocator system in Wakarusa, Indiana.  The Company has submitted all required permit applications and does not anticipate any permit delays or that additional air pollution control equipment will be required as a condition of these construction approvals.  The Company is aware that Elkhart County, Indiana, has been designated as non-attainment area under the Clean Air Standards for Ozone and PM2.5.  Regardless the Company does not anticipate any new conditions that will require additional air pollution control equipment at operations located in Elkhart or at any of our other existing operations, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.*

During 2004 additional federal Maximum Achievable Control Technology (“MACT”) regulations were adopted.  The Company is in compliance with the new MACT regulations, and will not require any material capital expenditures at its facilities beyond those which have already been incurred.*  However, the ongoing interpretation of these regulations is uncertain and there can be no assurance that additional capital expenditures will not be required.

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

REMEDIATION The Company completed a voluntary remediation activity at one of its facilities acquired in the SMC acquisition.  The remediation project was associated with old abandoned fuel storage tanks.  The Company is currently unaware of any other sites owned or facilities operated by the Company that require environmental remediation.  However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

EMPLOYEES

As of January 1, 2005, the Company had 5,934 full-time employees, including 4,479 in production, 83 in sales, 781 in service, and 591in management and administration.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues.  The Company believes its relations with its employees are good.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company as of March 4, 2005:

Name	Age	Position with the Company
Kay L. Toolson	61	Chairman and Chief Executive Officer
John W. Nepute	53	President
Richard E. Bond	51	Senior Vice President, Secretary, and Chief Administrative Officer
Martin W. Garriott	49	Vice President and Director of Oregon Manufacturing
Irvin M. Yoder	57	Vice President and Director of Indiana Manufacturing
Patrick F. Carroll	47	Vice President of Product Development
P. Martin Daley	40	Vice President and Chief Financial Officer
Michael P. Snell	36	Vice President of Sales and Marketing
John B. Healey, Jr.	39	Vice President of Corporate Purchasing

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

Mr. Snell has served as Vice President of Sales and Marketing since November 2004.  Prior to that and since joining the Company in October 1994, he held different positions including Vice President of Sales and National Sales Manager of Monaco Motorized Sales.

Mr. Healey has served as Vice President of Corporate Purchasing since October 2000 and as Director of Purchasing for Indiana Operations beginning in August 1998.  Prior to that and since joining the Company in March of 1991, he held a variety of positions in the purchasing department.

ITEM 2.  PROPERTIES

The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company’s current facilities:

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

The Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future.*  Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company’s foreseeable needs would be available on commercially reasonable terms.*

In addition to the properties noted above related to building and servicing recreational vehicles, the Company owns two luxury motor coach resorts under development as follows at January 1, 2005:

RESORT LOCATION	DEVELOPED ACREAGE	NUMBER OF DEVELOPED LOTS	NUMBER OF LOTS SOLD	UNDEVELOPED ACREAGE	NUMBER OF POTENTIAL NEW LOTS

Las Vegas, Nevada	21	202	198	21	199
Indio, California	27	163	118	53	237

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

	High	Low
2004
First Quarter	$29.04	$22.25
Second Quarter	$30.68	$23.80
Third Quarter	$26.76	$19.96
Fourth Quarter	$22.01	$17.33

2003
First Quarter	$17.39	$9.06
Second Quarter	$16.73	$10.00
Third Quarter	$20.41	$13.97
Fourth Quarter	$24.96	$16.55

As of March 4, 2005, there were approximately 884 holders of record of the Company’s Common Stock.

The Company began paying quarterly dividends at the rate of $.05 per share on its common stock in March 2004.  In February 2005, the Company declared an increased dividend of $.06 per share on all common stock owned by holders of record as of March 1, 2005.  The Company currently expects that comparable cash dividends will be paid on a quarterly basis going forward, however, the Company reserves the right to alter or discontinue this practice at any time depending on its economic performance and financial condition.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The Consolidated Statements of Income Data set forth below with respect to fiscal years 2002, 2003, and 2004, and the Consolidated Balance Sheet Data at January 3, 2004 and January 1, 2005, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K.  The Consolidated Statements of Income Data set forth below with respect to fiscal years 2000 and 2001 and the Consolidated Balance Sheet Data at December 30, 2000, December 29, 2001, and December 28, 2002 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

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

	Fiscal Year
	2000	2001	2002	2003	2004
Consolidated Statements of Income Data:
Net sales	$901,890	$937,073	$1,222,689	$1,168,311	$1,397,243
Cost of sales	772,240	823,083	1,059,560	1,028,377	1,227,117
Gross profit	129,650	113,990	163,129	139,934	170,126
Selling, general, and administrative expenses	59,175	70,687	87,202	101,700	110,209
Amortization of goodwill	645	645	0	0	0
Operating income	69,830	42,658	75,927	38,234	59,917
Other income, net	182	334	105	260	343
Interest expense	(632)	(2,357)	(2,752)	(2,968)	(1,547)
Income before provision for income taxes	69,380	40,635	73,280	35,526	58,713
Provision for income taxes	26,859	15,716	28,765	13,326	22,008
Net income	$42,521	$24,919	$44,515	$22,200	$36,705

Earnings per common share:
Basic	$1.50	$0.87	$1.55	$0.76	$1.25
Diluted	$1.47	$0.85	$1.51	$0.75	$1.23
Weighted average shares outstanding:
Basic	28,377,123	28,531,593	28,812,473	29,062,649	29,370,455
Diluted	28,978,264	29,288,688	29,573,420	29,567,012	29,958,646

Cash dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.20

Consolidated Operating Data:
Units sold:
Motor coaches	6,632	6,228	8,005	7,051	8,199
Towables	3,377	3,261	3,206	2,593	4,621

	December 30, 2000	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005
Consolidated Balance Sheet Data:
Working capital	$69,299	$63,694	$114,241	$121,231	$141,907
Total assets	321,610	427,098	547,417	478,669	540,238
Long-term borrowings, less current portion	—	30,000	30,333	15,000	—
Total stockholders’ equity	$186,625	$213,130	$260,627	$286,248	$319,616

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Background

We are a leading manufacturer of premium Class A motor coaches, Class C motor coaches and towable recreation vehicles.  Our product line consists of 29 models of motor coaches and 17 models of towables (fifth wheel trailers and travel trailers) under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names.  Our products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $75,000 to $1.4 million for motor coaches and from $20,000 to $65,000 for towables.  Based upon retail registrations in 2004, we believe we had 25.1% share of the market for diesel Class A motor coaches, a 9.0% share of the market for gas Class A motor coaches, a 16.5% share of the market for all Class A motor coaches, a 3.6% share of the market for fifth wheel towables and a 0.4% share of the market for travel trailers.

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

In accordance with Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), no goodwill amortization has been recorded for any of the Company’s acquisitions for the years of 2002, 2003, or 2004.  Instead, SFAS 142 requires annual testing of goodwill for impairment.  We completed our annual testing of goodwill during the third quarter of 2004 as required by SFAS 142 and determined that there has been no impairment requiring a write down.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the fiscal years ended January 3, 2004, and January 1, 2005.  All dollars represented are in thousands.

	2003	% of Sales	2004	% of Sales	$ Change	% Change
Net sales	$1,168,311	100.0%	$1,397,243	100.0%	$228,932	19.6%
Cost of Sales	1,028,377	88.0%	1,227,117	87.8%	-198,740	-19.3%
Gross Profit	139,934	12.0%	170,126	12.2%	30,192	21.6%
Selling, general and administrative expenses	101,700	8.7%	110,209	7.9%	-8,509	-8.4%

Operating income	$38,234	3.3%	$59,917	4.3%	$21,683	56.7%

Performance in 2004

In 2004, the industry, as well as our own business, experienced a rebound compared to the results of 2003.  The first half of 2004 was very strong, and despite cooling off in the second half of the year, results for the year as a whole were markedly better. During the cooling off of the market in the third and fourth quarters of 2004, the Company responded proactively in managing production run rates, and dealer incentive programs to ensure continued low levels of inventories.  This has helped position us positively as we move forward into 2005.*

During 2004 we continued to offer retail marketing promotions programs to our retail customers.  These programs have been successful in furthering our goal of assisting our dealer body in maintaining appropriate levels of inventories on their lots.  In particular, retail marketing promotions were important in the third and fourth quarter as the recreational vehicle market experienced a retraction compared to the first and second quarter of 2004.

The recreational vehicle industry is extremely competitive.  Retail customers have many choices available to them, and we have responded with innovations in our products to secure our position in the industry.  During 2004 we expanded our offerings to include more models that incorporate full body paint, hardwood cabinets, more powerful engines, raised ceilings, and aesthetic changes to the bodies of our motorhomes.  We believe that these changes have been well received by our customers, and we will continue to focus on producing high quality, innovative products based on feedback from both our dealer and retail customer bodies.

2004 Compared With 2003

Net sales increased 19.6% from $1.168 billion in 2003 to $1.397 billion in 2004.  Gross diesel motorized revenues were up 12.0%, gas motorized revenues were up 41.6%, and towable revenues were up 51.7%.  For 2004, gross diesel motorized sales accounted for 74.0% of sales, gas motorized sales accounted for 16.0% of sales, and towables accounted for 10.0% of sales.  For 2003, gross diesel motorized sales accounted for 78.8% of sales, gas motorized sales accounted for 13.4% of sales, and towables accounted for 7.8% of sales.  Increases in all lines of product reflect a stronger market compared to 2003.  The Company’s overall average unit selling price decreased from  $121,000 in 2003, to $108,000 in 2004.  This decrease in average selling price is related to strong growth in lower priced products in gas motorized coaches, and in towable products.

Gross profit increased by $30.2 million from $139.9 million in 2003 to $170.1 million in 2004 and gross margin increased from 12.0% in 2003 to 12.2% in 2004.  The increase in gross margin in 2004 is illustrated below in the following table.  All numbers are expressed in thousands, percentages are expressed as percent of net sales:

	2003	% of Sales	2004	% of Sales	Change in % of Sales
Direct Materials	$713,971	61.1%	$870,693	62.3%	1.2%
Direct Labor	122,798	10.5%	141,607	10.1%	-0.4%
Warranty	35,188	3.0%	34,426	2.5%	-0.5%
Other Direct	55,824	4.8%	66,901	4.8%	0.0%
Indirect	100,596	8.6%	113,490	8.1%	-0.5%
Total Cost of Sales	$1,028,377	88.0%	$1,227,117	87.8%	-0.2%

The changes noted above, comparing 2003 to 2004, are discussed below.

•      Direct material increases, as a percent of sales, were due to both a shift in product mixes and to increases in commodity prices such as steel, aluminum, and petroleum-based materials.

•      Direct labor decreases, as a percent of sales, were predominantly due to improvements in automation of certain plant operations.

•      Decreases in warranty expense, as a percent of sales, were due mostly to quality improvement projects, and improvements in recoveries from vendors for warranty claims.

•      Decreases in combined other direct and indirect costs, as a percent of sales, were due mostly to efficiencies within the plants as a result of improved plant utilization.

Selling, general, and administrative expenses (S,G,&A) increased by $8.5 million from $101.7 million in 2003 to $110.2 million in 2004 and decreased as a percentage of sales from 8.7% in 2003 to 7.9% in 2004. Decreases in spending over the prior year, as a percentage of sales, are shown below in the following table.  All numbers are expressed in thousands, percentages are expressed as percent of net sales:

	2003	% of Sales	2004	% of Sales	Change in % of Sales
Wages and Salaries	$18,409	1.6%	$19,422	1.4%	-0.2%
Selling Expenses	27,319	2.3%	26,386	1.9%	-0.4%
Settlement Expense	12,678	1.1%	11,045	0.8%	-0.3%
Advertising and Print	11,747	1.0%	12,544	0.9%	-0.1%
Other	31,547	2.7%	40,812	2.9%	0.2%
Total S,G&A Expenses	$101,700	8.7%	$110,209	7.9%	-0.8%

The changes noted above, comparing 2003 to 2004, are discussed below.

•      Decreases in wages and salaries, as a percent of sales, were due primarily to increased sales volumes without additions to staff to support the increase in sales.

•      Decreases in selling expenses, as a percent of sales, were due to stronger demand for product in the 2004 year versus the 2003 year.

•      Decreases in settlement expense (litigation settlement expense), as a percent of sales, were due to a slight decrease in the amount of new cases added, as well as favorable resolutions of cases during the 2004 year.

•      Decreases in advertising and print, as a percent of sales, were a function of higher sales during the year for which the Company did not increase total dollars spent.

•      Increases in other expenses were a combination of increases in management bonus due to improved profits, increases in audit and related expenses for compliance with Sarbanes-Oxley 404 Certification, as well as employee benefits such as health care costs.

Operating income increased $21.7 million from $38.2 million in 2003 to $59.9 million in 2004.  The Company’s lower level of selling, general, and administrative expense as a percentage of sales combined with the increase in the Company’s gross margin, resulted in an increase in operating margin from 3.3% in 2003 to 4.3% in 2004.

Net interest expense decreased from $3.0 million in 2003 to $1.5 million in 2004.  This decrease was related to lower debt levels during 2004 as the Company continued to pay down long term debt.  Capitalized interest was $285,000 in 2003 and zero in 2004.  The Company’s interest expense included $426,000 in 2003 and $430,000 in 2004 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities. The Company is expecting decreased interest expense for 2005 based on anticipated lower debt levels.*

The Company reported a provision for income taxes of $22.0 million, or an effective tax rate of 37.5%, for 2004, compared to $13.3 million, or an effective tax rate of 37.5% for 2003.  The effective rate remained consistent as the Company has continued to receive the benefits associated with multi-state tax filings, as well as favorable federal tax rates associated with foreign sales.

Net income increased by $14.5 million from $22.2 million in 2003 to $36.7 million in 2004, due to the combination of increases in net sales, increases in gross margins, and increases in operating margins.  The Company does not currently expense stock options granted, however, if option expensing were required, the impact on net income for 2004 for all previously granted options would have been a decrease of $1.6 million.  See Note 13 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.

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

Gross profit decreased by $23.2 million from $163.1 million in 2002 to $139.9 million in 2003 and gross margin decreased from 13.3% in 2002 to 12.0% in 2003.  The decrease in gross margin in 2003 is illustrated below in the following table.  All numbers are expressed in thousands, percentages are expressed as percent of net sales:

	2002	% of Sales	2003	% of Sales	Change in % of Sales
Direct Materials	$769,203	62.9%	$713,971	61.1%	-1.8%
Direct Labor	128,402	10.5%	122,798	10.5%	0%
Warranty	34,237	2.8%	35,188	3.0%	0.2%
Other Direct	38,640	3.2%	55,824	4.8%	1.6%
Indirect	89,078	7.3%	100,596	8.6%	1.3%
Total Cost of Sales	$1,059,560	86.7%	$1,028,377	88.0%	1.3%

The changes noted above, as comparing the 2002 year versus the 2003 year, are highlighted below.

•      Direct material decreases, as a percent of sales, were due to continued vertical integration of component manufacturing facilities.

•      Direct labor remained consistent, as a percent of sales, for both 2002 and 2003.

•      Increases in warranty expense, as a percent of sales, were due mostly to challenges associated with model changes.

•      Increases in combined other direct and indirect costs, as a percent of sales, were due mostly to inefficiencies within the plants due to lower production run rates, as well as increased costs associated with delivery of products to the Company’s dealers.

Selling, general, and administrative expenses increased by $14.5 million from $87.2 million in 2002 to $101.7 million in 2003 and increased as a percentage of sales from 7.1% in 2002 to 8.7% in 2003.  Increases in spending over the prior year, as a percentage of sales, are shown below in the following table.  All numbers are expressed in thousands, percentages are expressed as percent of net sales:

	2002	% of Sales	2003	% of Sales	Change in % of Sales
Wages and Salaries	$17,663	1.4%	$18,409	1.6%	0.2%
Selling Expenses	11,587	0.9%	27,319	2.3%	1.4%
Settlement Expense	8,020	0.7%	12,678	1.1%	0.4%
Advertising and Print	12,924	1.1%	11,747	1.0%	-0.1%
Other	37,008	3.0%	31,547	2.7%	-0.3%
Total S,G&A Expenses	$87,202	7.1%	$101,700	8.7%	1.6%

The changes noted above, as comparing the 2002 year versus the 2003 year, are highlighted below.

•      Increases in wages and salaries, as a percent of sales, were due primarily to increased staffing to address administrative needs in the information systems area.

•      Increases in selling expenses, as a percent of sales, were due to increased competition in the marketplace, and an aggressive program to maintain market share.

•      Increases in settlement expense (litigation settlement expense), as a percent of sales, were due to a slight increase in the amount of new cases added.

•      Decreases in advertising and print, as a percent of sales, were a function of the Company’s plan of maintaining similar advertising spending patterns year to year.

•      Decreases in other expenses were predominantly due to a decrease in management bonus which was a result of lower profits.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During 2004, the Company used cash of $4.9 million from operating activities and had a net cash balance of zero at January 1, 2005.  The Company generated $47.4 million from net income and non-cash expenses such as depreciation and amortization.  Other sources of cash included a decrease in deferred income taxes of $2.8 million, a decrease in resort lot inventory of $6.7 million, an increase in accounts payables of $14.3 million, an increase in product warranty reserves of $2.7 million, and an increase in accrued expenses and other liabilities of $5.2 million. The uses of cash included an increase of $38.2 million in trade receivables, an increase of $42.0 million in inventories, an increase of $2.2 million in prepaid expenses, and a decrease in income taxes payable of $1.3 million.  Changes in deferred income taxes are a result of changes in certain tax legislation that provided a favorable tax adjustment, decreases in resort lot inventories are a result of strong sales performance from the resort operations, increases in payables were a result of a buildup in raw materials related to shipments received near year end, increases in warranty reserves were due to higher sales volume, and increases in accrued expenses and other liabilities were due to combinations of increases in accruals for employee benefits, management bonus, and general insurance.  Trade receivables increased due to the timing of shipment patterns at year end compared to 2003.  Inventories increased due to a buildup of raw material primarily related to purchased chassis which will be consumed in the first quarter of 2005, an increase in work in process, and a more normalized level of finished goods inventory at the end of 2004.  In 2003, finished goods inventories were much lower than normal at year end.  Prepaid expenses increased due to prepayments of certain information system requirements as well as prepayments for general insurance coverage.  Income taxes payable decreased due to a lower accrual necessary at the end of  2004 which was a result of lower taxable income in the fourth quarter of 2004 versus the fourth quarter of 2003.

On November 17, 2004 the Company amended its credit facilities, increasing its revolving line of credit from $95.0 million to $105.0 million and extending the term of the facility for five years. As part of the amendment process, the Company moved amounts of $15.0 million in term loans to its revolving line of credit.  At the end of the 2004 year, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $34.1 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company was in compliance with these covenants at January 1, 2005.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At January 1, 2005, the Company had working capital of approximately $141.9 million, an increase of $20.7 million from working capital of $121.2 million at January 3, 2004.  The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $12.3 million in 2004, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities.  The Company anticipates that capital expenditures for all of 2005 will be approximately $15 to $18 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period up to 18 months.  At January 1, 2005, approximately $623.2 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.7% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During 2004, the losses associated with the exercise of repurchase agreements were approximately $600,000, ($897,000, and $252,000 in 2003 and 2002 respectively).  Gross repurchase amounts for 2004, 2003, and 2002, were $6.5 million, $4.9 million, and $5.3 million, respectively.  We have been successful at mitigating the losses associated with repurchase obligations.  Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter.  Financial institutions that provide floor-plan financing also perform credit reviews and floor checks on an ongoing basis.  We closely monitor sales to dealers that are a higher credit risk.  The repurchase period is limited, usually to a maximum of 18 months.  We believe these activities minimize the number of required repurchases.  Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period.  Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount.  Therefore, there is already some built in discount when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.  This helps minimize the losses we incur on repurchased inventory.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Operating Leases (1)	$3,201	$2,960	$2,021	$2,711	$10,893
Total Contractual Cash Obligations	$3,201	$2,960	$2,021	$2,711	$10,893

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Lines of Credit (2)	$0	$0		$105,000	$0	$105,000
Guarantees	0	16,887	(1)	0	0	16,887
Repurchase Obligations (3)	0	623,200		0	0	623,200
Total Commitments	$0	$640,087		$105,000	$0	$745,087

(1)  See Note 11 of Notes to the Consolidated Financial Statements.

(2)  See Note 6 of Notes to the Consolidated Financial Statements.  The amount listed represents available borrowings on the line of credit at January 1, 2005.

(3)  Reflects obligations under manufacturer repurchase commitments.  See Note 16 of Notes to the Consolidated Financial Statements.

INFLATION

The Company does not believe that general inflation has had a material impact on its results of operations for the periods presented.  However, increases in the price of some commodities such as steel, aluminum, and petroleum-based materials did impact the Company’s material cost during 2004.  See “Results of Operations 2004 Compared with 2003.”

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

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This initial test involves management comparing the market capitalization of the Company, to the carrying amount, including goodwill, of the net book value of the Company, to determine if goodwill has been impaired.  If the Company determines that the market capitalization is not representative of the fair value of the reporting unit as a whole, then the Company will use an estimate of discounted future cash flows to determine fair value.

INVENTORY ALLOWANCE  The Company writes down its inventory for obsolescence, and the difference between the cost of inventory and its estimated market value. These write-downs are based on assumptions about future sales demand and market conditions. If actual sales demand or market conditions change from those projected by management, additional inventory write-downs may be required.

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

REPURCHASE OBLIGATIONS  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  The Company has recorded a liability associated with the disposition of repurchased inventory.  To determine the appropriate liability, the Company calculates a reserve, based on an estimate of potential net losses, along with qualitative and quantitative factors, including dealer inventory turn rates, and the financial strength of individual dealers.

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

•      We ship a large amount of products near quarter end.

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

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities.  For example, unit sales of recreational vehicles (excluding conversion vehicles) peaked at approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996.  The industry peaked again in 1999 at approximately 321,000 units and declined in 2001 to 257,000 units.  In 2003, the industry climbed to approximately 321,000 units, but declined to 286,000 units during 2004.  Our business is subject to the cyclical nature of this industry.  Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence.  The recent decline in consumer confidence and slowing of the overall economy has adversely affected the recreational vehicle market.  An extended continuation of these conditions would materially affect our business, results of operations, and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 333 dealerships located primarily in the United States and Canada as of January 1, 2005, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the year ended January 1, 2005, sales to one dealer, Lazy Days RV Center, accounted for 10.9% of total sales compared to 12.6% of sales in the same period ended last year.  For fiscal years 2003 and 2004, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 38.1% and 39.0% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $623.2 million as of January 1, 2005, with approximately 6.7% concentrated with one dealer.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  For our RV dealers, terms are net 30 days for units that are financed by a third party lender.  Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us.  For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement.  Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold.  As of January 1, 2005, total trade receivables were $127.4 million, with approximately $93.6 million, or 73.4% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $33.8 million of trade receivables were concentrated substantially all with one dealer.  For resort lot customers, funds are required at the time of closing.

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

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS  A number of important components for our products are purchased from a single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana) for all diesel motor coaches, and chassis (Workhorse and Ford) for gas motor coaches.  We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements.  Consequently, the Company has periodically been placed on allocation of these and other key components.  The last significant allocation occurred in 1997 from Allison, and in 1999 from Ford.  An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR ENTERPRISE RESOURCE PLANNING SYSTEM (ERP) IMPLEMENTATION  We have recently begun to implement a new ERP system and will be subject to certain risks including the following:

•      We must rely on timely performance by contractors whose performance we may be unable to control.

•      The implementation could result in significant and unexpected increases in our operating expenses and capital expenditures, particularly if the project takes longer than we expect.

•      The project could complicate and prolong our internal data gathering and analysis processes.

•      It could require us to restructure or develop our internal processes to adapt to the new system.

•      We could require extended work hours from our employees and use temporary outside resources, resulting in increased expenses, to resolve any software configuration issues or to process transactions manually until issues are resolved.

•      As management focuses attention to the implementation, they could be diverted from other issues.

•      The project could disrupt our operations if the transition to the ERP system creates new or unexpected difficulties or if the system does not perform as expected.

NEW ACCOUNTING PRONOUNCEMENTS

EITF 04-10

In September of 2004, the Financial Accounting Standards Board (the Board) issued EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about its reportable operating segments.  EITF addresses how to determine if operating segments that do not meet the quantitative thresholds of FASB No. 131 are to be reported as separate segments.

The EITF Task Force has delayed the effective date of EITF 04-10 to coincide with a related FASB Staff Position to be issued in 2005.

We have not yet determined if the provisions of EITF 04-10 will impact the disclosures to be included in future financial statements.

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

The Board has deferred the issuance of the final standard until 2005.

We will implement the provisions of the proposed amendment, and will appropriately present them in our future financial statements.

FAS 151

In November 2004, the Board issued FAS 151, “Inventory Costs an amendment of ARM No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

We have not yet determined if the provisions of the Statement will impact the Company’s financial statements.

FAS 123R

In December 2004, the Board issued FAS 123R, “Share-Based Payment.”  The Statement replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees except for equity instruments held by employee share ownership plans.  The Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

We will adopt the provisions of the Statement in the third quarter of 2005.  If we had included the cost of the employee stock option compensation using the fair value method in our financial statements, our net income for 2002, 2003 and 2004 would have decreased by approximately $1.3 million, $1.4 million and $1.6 million, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our borrowings.  We do not currently use rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.  Our line of credit permits a combination of fixed and variable interest rate options which allows us to minimize the effect of rising interest rates by locking in fixed rates for periods of up to 6 months.  We believe these features of our credit facilities help us reduce the risk associated with interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Monaco Coach Corporation:

We have completed an integrated audit of Monaco Coach Corporation’s (the “Company”) January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its January 3, 2004 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

March 11, 2005

MONACO COACH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

	January 3, 2004	January 1, 2005
ASSETS
Current assets:
Cash	$13,398	$0
Trade receivables, net of allowance for doubtful accounts of $626 and $485, respectively	89,170	127,380
Inventories	127,746	169,777
Resort lot inventory	13,978	7,315
Prepaid expenses	3,029	5,190
Deferred income taxes	33,836	33,188
Total current assets	281,157	342,850

Property, plant, and equipment, net	141,662	141,563
Debt issuance costs, net of accumulated amortization of $815 and $572, respectively	596	571
Goodwill, net of accumulated amortization of $5,320	55,254	55,254

Total assets	$478,669	$540,238

LIABILITIES
Current liabilities:
Book overdraft	$0	$1,587
Line of credit	0	34,062
Current portion of long-term note payable	15,000	0
Accounts payable	64,792	79,072
Product liability reserve	20,723	20,233
Product warranty reserve	29,643	32,369
Income taxes payable	3,395	2,087
Accrued expenses and other liabilities	26,373	31,533
Total current liabilities	159,926	200,943

Long-term note payable	15,000	0
Deferred income taxes	17,495	19,679
Total liabilities	192,421	220,622

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 29,246,143 and 29,425,787 issued and outstanding, respectively	292	294
Additional paid-in capital	54,919	57,454
Retained earnings	231,037	261,868
Total stockholders’ equity	286,248	319,616
Total liabilities and stockholders’ equity	$478,669	$540,238

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 28, 2002, January 3, 2004, and January 1, 2005

(in thousands of dollars, except share and per share data)

	2002	2003	2004

Net sales	$1,222,689	$1,168,311	$1,397,243
Cost of sales	1,059,560	1,028,377	1,227,117
Gross profit	163,129	139,934	170,126

Selling, general, and administrative expenses	87,202	101,700	110,209
Operating income	75,927	38,234	59,917

Other income, net	105	260	343
Interest expense	(2,752)	(2,968)	(1,547)
Income before income taxes	73,280	35,526	58,713

Provision for income taxes	28,765	13,326	22,008

Net income	$44,515	$22,200	$36,705

Earnings per common share:
Basic	$1.55	$.76	$1.25
Diluted	$1.51	$.75	$1.23

Weighted average common shares outstanding:
Basic	28,812,473	29,062,649	29,370,455
Diluted	29,573,420	29,567,012	29,958,646

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 28, 2002, January 3, 2004, and January 1, 2005

(in thousands of dollars, except share data)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 29, 2001	28,632,774	$286	$48,522	$164,322	$213,130
Issuance of common stock	238,370	3	1,654		1,657
Tax benefit of stock options exercised			1,325		1,325
Net income				44,515	44,515
Balances, December 28, 2002	28,871,144	289	51,501	208,837	260,627
Issuance of common stock	374,999	3	2,406		2,409
Tax benefit of stock options exercised			1,012		1,012
Net income				22,200	22,200
Balances, January 3, 2004	29,246,143	292	54,919	231,037	286,248
Issuance of common stock	179,644	2	2,045		2,047
Tax benefit of stock options exercised			490		490
Dividends paid				(5,874)	(5,874)
Net income				36,705	36,705
Balances, January 1, 2005	29,425,787	$294	$57,454	$261,868	$319,616

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 28, 2002, January 3, 2004, and January 1, 2005

(in thousands of dollars)

	2002	2003	2004
Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$44,515	$22,200	$36,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,585	9,768	10,699
Loss on disposal of assets	178	43	229
Deferred income taxes	(1,574)	3,852	2,832
Change in assets and liabilities:
Trade receivables, net	(33,932)	27,854	(38,210)
Inventories	(48,534)	47,863	(42,031)
Resort lot inventory	(98)	5,869	6,663
Prepaid expenses	(1,650)	573	(2,171)
Accounts payable	10,301	(13,263)	14,280
Product liability reserve	1,237	(599)	(490)
Product warranty reserve	3,835	(2,102)	2,726
Income taxes payable	9,597	(1,141)	(1,308)
Accrued expenses and other liabilities	8,888	(3,007)	5,160
Net cash provided by (used in) operating activities	1,348	97,910	(4,916)
Cash flows from investing activities:
Additions to property, plant, and equipment	(18,735)	(19,510)	(12,314)
Proceeds from sale of assets	387	2,197	1,936
Proceeds from the sale of Naples property	0	6,650	0
Collections on notes receivable	500	0	0
Payment for business acquisition, net of cash acquired	(21,085)	0	0
Issuance of notes receivable	(385)	0	0
Net cash used in investing activities	(39,318)	(10,663)	(10,378)
Cash flows from financing activities:
Book overdraft	(2,371)	(3,518)	1,587
Borrowings (payments) on line of credit, net	25,414	(51,413)	34,062
Borrowings on long-term notes payable	22,000	0	0
Payments on long-term notes payable	(10,000)	(22,000)	(30,000)
Dividends paid	0	0	(5,874)
Issuance of common stock	2,982	3,421	2,537
Debt issuance costs	(55)	(339)	(416)
Net cash provided by (used in) financing activities	37,970	(73,849)	1,896
Net change in cash	0	13,398	(13,398)
Cash at beginning of period	0	0	13,398
Cash at end of period	$0	$13,398	$0

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Monaco Coach Corporation and its subsidiaries (the “Company”) manufacture premium motor coaches, bus conversions, and towable recreational vehicles at manufacturing facilities in Oregon and Indiana.  These products are sold to independent dealers primarily throughout the United States and Canada.  In addition, the Company owns two motor coach resort properties, the developed lots are sold to retail customers.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that its core business activities are comprised of two distinct operations. The first is the design, manufacture, and sale of recreational vehicles. The second is the development and sale of motor coach recreation resort lots.  While the nature of the Company’s business is segregated into two distinct operations, the Company has elected to report its operations as a single entity, based on the relative immateriality of the motor coach resort operations when compared to the Company’s operations in its entirety.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.  The Company has no variable interest entities.

Fiscal Period

The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31.  Interim periods also end on the Saturday closest to the calendar quarter end.  The fiscal periods were 52 weeks long for 2002, 53 weeks for 2003, and 52 weeks for 2004.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Credit Risk - The Company distributes its products through an independent dealer network for recreational vehicles.  Sales to one customer were approximately 12% of net revenues for fiscal years 2002 and 2003, and 11% for 2004.  No other individual dealers represented over 10% of net revenues in 2002, 2003, or 2004.  The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company’s business, results of operations, and financial condition.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  For resort lot customers, funds are required at the time of closing.  For our RV dealers, terms are net 30 days for units that are financed by a third party lender.  For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement.  Terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold.

As of January 1, 2005, total trade receivables were $127.4 million, with approximately $93.6 million, or 73.4% of the outstanding accounts receivable balance, concentrated among floor plan lenders. The remaining open $33.8 million of secured trade receivables, were concentrated substantially all with one dealer.  Terms of open trade receivables are granted by the Company, on a very limited basis, to dealers who have been subjected evaluative credit processes conducted by the Company.  These processes include evaluating the strength of the dealership’s balance sheet, how long the dealership has been in existence, reputation within the industry, and its strength of credit references.

Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 16), primarily for the Company’s largest dealers.  As of January 1, 2005, the Company had one dealer that comprised 26.6% of the outstanding trade receivables.  The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

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

	2002	2003	2004
	(in thousands)
Beginning balance	$27,799	$31,745	$29,643
Expense	34,237	35,186	34,426
Payments/adjustments	(30,402)	(37,288)	(31,700)
Adjustment for SMC Acquisition	111	0	0
Ending balance	$31,745	$29,643	$32,369

Product Liability Reserve - Estimated litigation costs are provided for at the time of sale of products, or at the time a determination is made that an estimable loss has occurred.  These estimates are developed by legal counsel based on professional judgment, as well as historical experience.  The following table discloses significant changes in the product liability reserve:

	2002	2003	2004
	(in thousands)
Beginning balance	$19,856	$21,322	$20,723
Expense	8,020	12,670	11,044
Payments/adjustments	(6,783)	(13,269)	(11,534)
Adjustment for SMC Acquisition	229
Ending balance	$21,322	$20,723	$20,233

Inventories

Inventories consist of raw materials, work-in-process, and finished recreational vehicles and are stated at the lower of cost (first-in, first-out) or market.  Cost of work-in-process and finished recreational vehicles includes material, labor, and manufacturing overhead costs.

Resort Lot Inventory

Resort lot inventories consist of construction-in-progress on motor coach properties, as well as fully developed motor coach properties.  These properties are stated at the lower of cost (specific identification) or market.  Costs of land, construction, and interest incurred during construction, are capitalized as the cost basis for lots available for sale.  The cost of land is allocated to each phase of the total project based on acreage used.  Allocated land cost plus all other costs of construction for each phase have been allocated to each developed lot on a pro rata basis, using estimated fair values.

Property, Plant, and Equipment

Property, plant, and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization.  Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction.  Capitalized interest was zero in 2002, $285,000 in 2003, and zero in 2004.  Maintenance and repairs are charged to expense as incurred.  Replacements and renewals are capitalized.  When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired.  The Company is the successor to a company formed in 1968 (the “Predecessor”) and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor.  As of January 1, 2005, the goodwill arising from the acquisition of the assets and operations of the Company’s Predecessor in March 1993 was $16.1 million.  In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. (“Holiday Rambler”).  As of January 1, 2005, the goodwill arising from the acquisition of Holiday Rambler was $1.8 million.  The Company also recorded $37.3 million of goodwill associated with the August 2, 2001 acquisition of SMC Corporation (SMC).  For years ending December 29, 2001 and prior, the Company amortized goodwill using the straight-line method over a 40 year period for the acquisition of the Company’s Predecessor, as well as for the Holiday Rambler acquisition.  In accordance with Statements of Financial Accounting Standards No. 142 (SFAS 142) “Accounting for Goodwill and Other Intangible Assets,” no amortization was recorded for the SMC acquisition for 2001, and no amortization was recorded for any of the acquisitions for fiscal years 2002, 2003, and 2004.

SFAS 142 requires that management assess annually whether there has been permanent impairment in the value of goodwill.  This initial test involves management comparing the market capitalization of the Company, to the carrying amount, including goodwill, of the net book value of the Company, to determine if goodwill has been impaired.  If the Company determines that the market capitalization is not representative of the fair value of the reporting unit as a whole, then the Company will use an estimate of discounted future cash flows to determine fair value.  As required by SFAS 142, management has completed its annual testing during 2002, 2003, and 2004 and has determined that there has been no impairment of goodwill requiring a write-down.

 Debt Issuance Costs

Unamortized debt issuance costs of $596,000, and $571,000 (at January 3, 2004, and January 1, 2005, respectively), are being amortized over the terms of the related loans.

Stock-Based Employee Compensation Plans

At January 1, 2005, the Company has three stock-based employee compensation plans (see Note 13).  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Revenue Recognition

The Company recognizes revenue from the sale of recreational vehicles upon shipment and recognizes revenue from resort lot sales upon closing.  The Company does not offer any rights of return to our dealers, or resort lot customers.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements.  SAB No. 104 provides guidance for revenue recognition under certain circumstances.  The Company has complied with the guidance provided by SAB No. 104 for the fiscal years 2002, 2003, and 2004.

Repurchase Obligations

Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  The Company has recorded a liability associated with the disposition of repurchased inventory.  To determine the appropriate liability, the Company calculates a reserve, based on an estimate of potential net losses, along with qualitative and quantitative factors, including dealer inventory turn rates, and the financial strength of individual dealers.

Advertising and Printing Costs

The Company expenses advertising and printing costs as incurred, except for prepaid show costs which are expensed when the event takes place.  Advertising and printing costs, including retail programs, are recorded as selling, general and administrative expenses, while discounts off of invoice, or sales allowances (including wholesale volume incentives), are recorded as adjustments to net sales.  During 2004, approximately $12.5 million ($12.9 million in 2002 and $11.7 million in 2003) of advertising and printing costs were expensed.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $1.4 million in 2004 ($1.2 million in 2002 and 2003).

New Accounting Pronouncements

EITF 04-10

In September of 2004, the Financial Accounting Standards Board (the Board) issued EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about its reportable operating segments.  EITF addresses how to determine if operating segments that do not meet the quantitative thresholds of FASB No. 131 are to be reported as separate segments.

The EITF Task Force has delayed the effective date of EITF 04-10 to coincide with a related FASB Staff Position to be issued in 2005.

We have not yet determined if the provisions of EITF 04-10 will impact the disclosures to be included in future financial statements.

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

The Board has deferred the issuance of the final standard until 2005.

We will implement the provisions of the proposed amendment, and will appropriately present them in our future financial statements.

FAS 151

In November 2004, the Board issued FAS 151, “Inventory Costs an amendment of ARM No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

We have not yet determined if the provisions of the Statement will impact the Company’s financial statements.

FAS 123R

In December 2004, the Board issued FAS 123R, “Share-Based Payment.”  The Statement replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees except for equity instruments held by employee share ownership plans.  The Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

We will adopt the provisions of the Statement in the third quarter of 2005.  If we had included the cost of the employee stock option compensation using the fair value method in our financial statements, our net income for 2002, 2003 and 2004 would have decreased by approximately $1.3 million, $1.4 million and $1.6 million, respectively.

Supplemental Cash Flow Disclosures:

	2002	2003	2004
	(in thousands)
Cash paid during the period for:
Interest, net of amount capitalized of $0 in 2002, $285 in 2003, and $0 in 2004	$2,464	$2,552	$964
Income taxes	18,753	9,604	19,531

2.              ACQUISITION:

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

During 2003, the allocation of the purchase price was adjusted for the resolution of pre-ORA Acquisition contingencies of $1.4 million.  The effects of resolution of pre-ORA Acquisition contingencies occurring:  (1) within one year of the acquisition date have been reflected as an adjustment of the allocation of the purchase price, and (ii) after one year were recognized in the determination of net income.

The following unaudited pro forma information presents the consolidated results as if the acquisition had occurred at the beginning of the 2002 fiscal period and giving effect to the adjustments for the related interest on financing the purchase price and depreciation.  The pro forma information does not necessarily reflect results that would have occurred or is it necessarily indicative of future operating results.

(In thousands, except per share data)
2002
Net sales	$1,223,776
Net income	44,127

Diluted earnings per common share	$1.49

3.              INVENTORIES:

Inventories consist of the following:

	January 3, 2004	January 1, 2005
	(In thousands)
Raw materials	$60,946	$75,853
Work-in-process	60,604	71,387
Finished units	6,196	22,537
	$127,746	$169,777

4.              PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consist of the following:

	January 3, 2004	January 1, 2005
	(In thousands)
Land	$15,508	$14,548
Buildings	115,963	115,799
Equipment	33,875	36,598
Furniture and fixtures	12,534	14,079
Vehicles	2,681	2,936
Leasehold improvements	2,151	2,730
Construction in progress	1,282	7,230
	183,994	193,920
Less accumulated depreciation and amortization	42,332	52,357
	$141,662	$141,563

5.              ACCRUED EXPENSES AND OTHER LIABILITIES:

	January 3, 2004	January 1, 2005
	(In thousands)
Payroll, vacation, and related accruals	$12,842	$17,037
Payroll and property taxes	1,110	560
Promotional and advertising	3,897	5,140
Health insurance reserves and premiums payable	4,369	4,789
Other	4,155	4,007
	$26,373	$31,533

6.              LINE OF CREDIT:

On November 17, 2004, the Company amended its credit facilities, increasing its revolving line of credit from $95.0 million to $105.0 million and extending the term of the facility for five years. As part of the amendment process, the Company moved amounts of $15.0 million in term loans to its revolving line of credit.  At the end of the 2004 year, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $34.1 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The Revolving Loan is collateralized by all the assets of the Company and include various restrictions and financial covenants.

The weighted average interest rate on the outstanding borrowings under the revolving line of credit was 4.2% and 4.3% for 2003 and 2004, respectively.  Interest expense on the unused available portion of the line was $219,000 or 0.5% and $188,000 or 1.1% of weighted average outstanding borrowings for 2003 and 2004, respectively.  The revolving line of credit is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of January 1, 2005, the Company was in compliance with these covenants.

7.              LONG-TERM NOTE PAYABLE:

In November 2004, the Company moved the remaining $15.0 million current portion long-term notes payable to its Revolving loan.  Therefore, at the end of 2004 there are no outstanding borrowings associated with long-term notes payable.

8.              PREFERRED STOCK:

The Company has authorized “blank check” preferred stock (1,934,783 shares authorized, $.01 par value) (“Preferred Stock”), which may be issued from time to time in one or more series upon authorization by the Company’s Board of Directors.  The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each series of the Preferred Stock.  There were no shares of Preferred Stock outstanding as of January 3, 2004 or January 1, 2005.

9.              INCOME TAXES:

The provision for income taxes is as follows:

	2002	2003	2004
	(in thousands)
Current:
Federal	$25,303	$8,713	$17,250
State	5,278	1,899	1,926
	30,581	10,612	19,176
Deferred:
Federal	(1,556)	2,191	2,366
State	(260)	523	466
Provision for income taxes	$28,765	$13,326	$22,008

The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	2002	2003	2004
	(in thousands)
Expected U.S. federal income taxes at statutory rates	$25,648	$12,434	$20,550
State and local income taxes, net of federal benefit	3,262	1,574	1,987
Change in valuation allowance		(280)	(433)
Other	(145)	(402)	(96)
Provision for income taxes	$28,765	$13,326	$22,008

The components of the current net deferred tax asset and long-term net deferred tax liability are:

	January 3, 2004	January 1, 2005
	(in thousands)
Current deferred income tax assets:
Warranty liability	$11,807	$11,527
Product liability	8,565	8,258
Inventory allowances	4,543	4,459
Payroll and related accruals	2,007	2,300
Insurance accruals	1,965	2,258
Resort lot inventory	1,522	864
Other accruals	3,427	3,522
	$33,836	$33,188
Long-term deferred income tax liabilities:
Depreciation	$13,601	$15,025
Amortization	4,246	4,876
Net operating loss (NOL) carryforward	(873)	(222)
Valuation allowance on NOL carryforward	521	0
	$17,495	$19,679

Management believes that the temporary differences which gave rise to the deferred income tax assets will be realized in the foreseeable future, including benefits arising from the NOL carryforward associated with the SMC Acquisition.  Accordingly, management has reduced the valuation allowance to zero for the portion of the NOL carryforward that will be fully recognized.

10.       EARNINGS PER SHARE:

Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator.  Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator.  The weighted average number of common shares used in the computation of earnings per common share for the years ended December 28, 2002, January 3, 2004, and January 1, 2005 are as follows:

	2002	2003	2004
Basic
Issued and outstanding shares (weighted average)	28,812,473	29,062,649	29,370,455

Effect of Dilutive Securities
Stock options	760,947	504,363	588,191

Diluted	29,573,420	29,567,012	29,958,646

11.       LEASES:

The Company has commitments under certain noncancelable operating leases.   Total rental expense for the fiscal years ended December 28, 2002, January 3, 2004, and January 1, 2005 related to operating leases amounting to approximately $3.8 million, $3.8 million, and $3.7 million, respectively.  The Company’s most significant lease is an operating lease for an aircraft with annual renewals for up to three additional years.  The Company began its second year of renewal in February 2005.  The future minimum rental commitments under the renewal term of this lease is $1.5 million in 2005 and $252,000 in 2006. The Company has guaranteed up to $15.1 million of any deficiency in the event that the Lessor’s net sales proceeds of the aircraft are less than $16.9 million.

Approximate future minimum rental commitments under these leases at January 1, 2005 are summarized as follows:

Fiscal Year	(In thousands)
2005	$3,201
2006	$1,819
2007	$1,141
2008	$1,018
2009	$1,003
2010 and thereafter	$2,711

12.       BONUS PLAN:

The Company has a discretionary bonus plan for certain key employees.  Bonus expense included in selling, general, and administrative expenses for the years ended December 28, 2002, January 3, 2004, and January 1, 2005 was $11.5 million, $5.2 million, and $8.9 million, respectively.

13.       STOCK OPTION PLANS:

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a Non-employee Director Stock Plan (the “Director Plan”) - 1993, and an Incentive Stock Option Plan (the “Option Plan”) - 1993:

Stock Purchase Plan

The Company’s Purchase Plan qualifies under Section 423 of the Internal Revenue Code.  The Company has reserved 683,438 shares of Common Stock for issuance under the Purchase Plan.  During the years ended January 3, 2004 and January 1, 2005, 67,163 shares and 55,322 shares, respectively, were purchased under the Purchase Plan.  The weighted-average fair value of purchase rights granted in 2003 and 2004 was $15.45 and $24.56, respectively.  Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

Directors’ Option Plan

Each non-employee director of the Company is entitled to participate in the Company’s “Director Plan.”  The Board of Directors and the stockholders have authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan.  Under the terms of the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the “Initial Option”) on which the optionee first becomes a director of the Company.  Thereafter, each optionee is automatically granted an additional option to purchase 4,000 shares of Common Stock (a “Subsequent Option”) on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months.  Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant.  Each Subsequent Option vests in full on the fifth anniversary of its date of grant.  The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the New York Stock Exchange on the date of grant.  The maximum term of these options are 10 years.  As of January 1, 2005, 93,900 options had been exercised, and options to purchase 142,900 shares of common stock were outstanding.  Under the Director Plan, the directors of the Company may elect to receive up to 50% of the value of their retainer in the form of common stock or an option to purchase shares of common stock.  As of January 1, 2005, 5,408 shares of common stock had been issued in lieu of cash retainer under the plan.

Option Plan

The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and for the grant to employees and consultants of the Company of nonstatutory stock options.  A total of 3,257,813 shares of Common Stock have been reserved for issuance under the Option Plan.  As of January 1, 2005, 1,397,180 options had been exercised, and options to purchase 1,171,673 shares of Common Stock were outstanding.  These options vest ratably over five years commencing with the date of grant.

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

Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at December 29, 2001	1,370,773	$7.62
Granted	178,650	23.88
Exercised	(192,495)	4.62
Forfeited	(15,405)	13.77
Outstanding at December 28, 2002	1,341,523	10.15
Granted	207,200	11.48
Exercised	(306,352)	4.92
Forfeited	(5,200)	19.61
Outstanding at January 3, 2004	1,237,171	11.63
Granted	197,800	26.28
Exercised	(120,398)	8.95
Outstanding at January 1, 2005	1,314,573	$14.08

For various price ranges, weighted average characteristics of all outstanding stock options at January 1, 2005 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Life (years)	Weighted- Average Price	Shares	Weighted- Average Price
$ 2.44 - 5.36	156,359	1.6	$3.23	156,359	$3.23
$ 5.36 - 8.04	124,942	3.3	$7.72	124,942	$7.72
$ 8.05 - 10.72	287,734	6.4	$10.31	157,174	$10.26
$10.73 - 13.40	318,658	5.8	$12.21	188,373	$12.33
$13.41 - 16.08	18,500	7.5	$15.04	1,600	$16.08
$16.09 - 18.76	38,950	7.8	$16.41	8,550	$16.21
$18.77 - 21.44	17,500	7.7	$20.03	—	—
$21.45 - 24.12	28,000	9.7	$21.65	—	—
$24.13 - 26.80	323,930	8.2	$25.64	56,620	$24.30
	1,314,573			693,618

At January 1, 2005, the Company has three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	2002	2003	2004
	(In thousands, except per share data)
Net income - as reported	$44,515	$22,200	$36,705
Deduct: Total stock-based employee compensation expense Determined under fair value based method for all awards, net of related tax effects	(1,328)	(1,357)	(1,569)
Net income - pro forma	$43,187	$20,843	$35,136

Earnings per share:
Basic - as reported	$1.55	$0.76	$1.25
Basic - pro forma	1.50	0.72	1.20

Diluted - as reported	$1.51	$0.75	$1.23
Diluted - pro forma	1.46	0.71	1.17

For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2003	2004
Risk-free interest rate	4.22%	3.89%	3.54%
Expected life (in years)	5.97	5.81	6.09
Expected volatility	56.92%	54.70%	36.31%
Expected dividend yield	0.00%	0.00%	1.00%

14.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company’s financial instruments are presented below.  The estimates require subjective judgments and are approximate.  Changes in methodologies and assumptions could significantly affect estimates.

Line of Credit - The carrying amount outstanding on the revolving line of credit is zero and $34.1 million at January 3, 2004 and January 1, 2005, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

15.       401(K) DEFINED CONTRIBUTION PLAN:

The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees.  Company contributions to the plan totaled $748,000 in 2002, $678,000 in 2003, and $879,000 in 2004.

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

Losses of approximately $252,000, $897,000 and $600,000 were incurred in 2002, 2003, and 2004, respectively.  The approximate amount subject to contingent repurchase obligations arising from these agreements at January 1, 2005 is $623.2 million, with approximately 6.7% concentrated with one dealer.  The Company has recorded a liability of approximately $780,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

17.     QUARTERLY RESULTS (UNAUDITED):

Year ended December 28, 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(In thousands, except per share data)
Net sales	$293,600	$313,742	$314,680	$300,667
Gross profit	37,745	41,229	42,817	41,338
Operating income	16,579	18,724	20,034	20,590
Net income	9,673	10,970	11,788	12,084
Earnings per common share:
Basic	$0.34	$0.38	$0.41	$0.42
Diluted	$0.33	$0.37	$0.40	$0.41

Year ended January 3, 2004	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter
(In thousands, except per share data)
Net sales	$273,761	$268,456	$303,231	$322,863
Gross profit	33,793	27,348	36,773	42,020
Operating income	8,144	1,604	11,106	17,380
Net income	4,326	582	6,262	11,030
Earnings per common share:
Basic	$0.15	$0.02	$0.22	$0.38
Diluted	$0.15	$0.02	$0.21	$0.37

Year ended January 1, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(In thousands, except per share data)
Net sales	$354,976	$357,774	$358,869	$325,624
Gross profit	44,483	45,649	43,415	36,579
Operating income	19,683	18,928	12,379	8,927
Net income	11,923	11,948	7,436	5,398
Earnings per common share:
Basic	$0.41	$0.41	$0.25	$0.18
Diluted	$0.40	$0.40	$0.25	$0.18

(1) The 2003 quarterly amounts have been revised for a reclassification of revenue from other non-operating income to net sales of $187, $95, and $53, for the first, second, and third quarters, respectively.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Monaco Coach Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•        pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal controls over financial reporting, management has concluded that, as of January 1, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, see Item 8. “Financial Statements and Supplemental Data.”

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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

Corporate Governance, Code of Ethics, and Code of Business Conduct

The Company has certain corporate governance guidelines, a code of ethics that applies to its senior financial officers, as well as a code of business conduct.  The code of ethics, code of conduct, as well as other corporate governance information is posted on our Internet web-site. The Internet address for our website is http://www.monaco-online.com, and the code of ethics, code of conduct, and other corporate governance information may be found as follows:

1. From our main Web page, first click on “Investor Relations”

2. Next, select “Corporate Governance” from the “Investor Relations” Menu

3. Next, click on “Code of Ethics for Executive Officers” (or “Code of Business Conduct,” or any other “Corporate Governance”  related topic).

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,314,573	$14.08	1,021,950
Equity compensation plans not approved by security holders	—	—	—

Total	1,314,573	$14.08	1,021,950

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item regarding certain relationships and related transactions with management set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Report on Form 10-K:

1.             Financial Statements.  The Consolidated Financial Statements of Monaco Coach Corporation and the Report of Independent Registered Public Accounting Firm are filed in Item 8 within this Annual Report on Form 10-K.

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

2.1           Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Naples, Inc., dated November 27, 2002.  (Incorporated herein by reference to Exhibit (2.1) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

2.2           Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit (2.2) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

2.3           Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit (2.3) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

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

10.5+    Executive Variable Compensation Plan (Incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2004).

10.6         Amended and Restated Credit Agreement dated September 28, 2001 with U.S. Bank National Association. (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s quarterly report on Form 10-Q filed November 13, 2001).

10.7         First Amendment to the Amended and Restated Credit Agreement dated April 30, 2002 with U.S. Bank National Association.  (Incorporated herein by reference to Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10.8         Second Amendment to the Amended and Restated Credit Agreement dated November 27, 2002 with U.S. Bank National Association.  (Incorporated herein by reference to Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10.12       Third Amendment to the Amended and Restated Credit Agreement dated May 29, 2003 with U.S. Bank National Association. (Incorporated herein by reference to Exhibit (10.12) to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2003).

10.13       Second Amended and Restated Credit Agreement dated November 17, 2004 with U.S. Bank National Association.

11.1         Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1         Subsidiaries of Registrant.

23.1         Consent of Independent Registered Public Accounting Firm.

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

March 14, 2005	MONACO COACH CORPORATION

	By:	/s/ Kay L. Toolson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kay L. Toolson	Chairman of the Board and Chief Executive	March 14, 2005
(Kay L. Toolson)	Officer (Principal Executive Officer)

/s/ P. Martin Daley	Vice President and Chief Financial Officer	March 14, 2005
(P. Martin Daley)	(Principal Financial and Accounting Officer)

	Director	March , 2005
(Robert P. Hanafee, Jr.)

/s/ L. Ben Lytle	Director	March 14, 2005
(L. Ben Lytle)

/s/ Dennis D. Oklak	Director	March 14, 2005
(Dennis D. Oklak)

/s/ Carl E. Ring, Jr.	Director	March 14, 2005
(Carl E. Ring, Jr.)

/s/ Richard A. Rouse	Director	March 14, 2005
(Richard A. Rouse)

/s/ Daniel C. Ustian	Director	March 14, 2005
(Daniel C. Ustian)

/s/ Roger A. Vandenberg	Director	March 14, 2005
(Roger A. Vandenberg)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Naples, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit (2.1) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit (2.2) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

2.3

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit (2.3) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

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

10.2	1993 Director Option Plan as Amended Through May 13, 2003. Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

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

10.5+	Executive Variable Compensation Plan (Incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2004).

10.6

Amended and Restated Credit Agreement dated September 28, 2001 with U.S. Bank National Association. (Incorporated herein by reference to Exhibit (10.1) to the Registrant’s quarterly report on Form 10-Q filed November 13, 2001).

10.7

First Amendment to the Amended and Restated Credit Agreement dated April 30, 2002 with U.S. Bank National Association. (Incorporated herein by reference to Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10.8

Second Amendment to the Amended and Restated Credit Agreement dated November 27, 2002 with U.S. Bank National Association. (Incorporated herein by reference to Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

10.12

Third Amendment to the Amended and Restated Credit Agreement dated May 29, 2003 with U.S. Bank National Association. (Incorporated herein by reference to Exhibit (10.12) to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 28, 2003).

10.13	Second Amended and Restated Credit Agreement dated November 17, 2004 with U.S. Bank National Association.

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof).

31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                              The item listed is a compensatory plan.