Form 10-Q
period 2005-04-02
MONACO COACH CORP /DE/
filed 2005-05-10
CIK 910619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  April 2, 2005

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number:  1-14725

MONACO COACH CORPORATION

Delaware	35-1880244
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.)

91320 Industrial Way

Coburg, Oregon 97408

(Address of principal executive offices)

Registrant’s telephone number, including area code  (541) 686-8011

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

YES   ☒                       NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒                       NO   ☐

The number of shares outstanding of common stock, $.01 par value, as of April 2, 2005:  29,488,513

MONACO COACH CORPORATION

FORM 10-Q

APRIL 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	January 1,	April 2,
	2005	2005
		(unaudited)
ASSETS
Current assets:
Cash	$0	$1,477
Trade receivables, net	127,380	138,770
Inventories	169,777	169,018
Resort lot inventory	7,315	8,228
Prepaid expenses	5,190	4,937
Deferred income taxes	33,188	33,350
Total current assets	342,850	355,780

Property, plant, and equipment, net	141,563	140,112
Debt issuance costs, net of accumulated amortization of $572 and $616, respectively	571	537
Goodwill	55,254	55,254
Total assets	$540,238	$551,683

LIABILITIES
Current liabilities:
Book overdraft	$1,587	$0
Line of credit	34,062	25,000
Accounts payable	79,072	96,095
Product liability reserve	20,233	20,053
Product warranty reserve	32,369	32,159
Income taxes payable	2,087	3,984
Accrued expenses and other liabilities	31,533	30,891
Total current liabilities	200,943	208,182

Deferred income taxes	19,679	19,713
Total liabilities	220,622	227,895

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,425,787 and 29,488,513 issued and outstanding, respectively	294	295
Additional paid-in capital	57,454	58,071
Retained earnings	261,868	265,422
Total stockholders’ equity	319,616	323,788
Total liabilities and stockholders’ equity	$540,238	$551,683

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended
	April 3, 2004	April 2, 2005

Net sales	$354,976	$331,512
Cost of sales	310,493	295,295
Gross profit	44,483	36,217

Selling, general, and administrative expenses	24,800	27,343
Operating income	19,683	8,874

Other income, net	86	114
Interest expense	(405)	(485)
Income before income taxes	19,364	8,503

Provision for income taxes	7,441	3,180

Net income	$11,923	$5,323

Earnings per common share:
Basic	$.41	$.18
Diluted	$.40	$.18

Weighted average common shares outstanding:
Basic	29,296,193	29,460,137
Diluted	29,967,452	29,893,889

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Quarter Ended
	April 3, 2004	April 2, 2005

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$11,923	$5,323
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss (gain) on sale of assets	78	(1)
Depreciation and amortization	2,536	2,515
Deferred income taxes	459	(128)
Changes in working capital accounts:
Trade receivables, net	(25,447)	(11,390)
Inventories	(18,805)	759
Resort lot inventory	3,360	139
Prepaid expenses	(3,547)	250
Accounts payable	39,075	17,023
Product liability reserve	(1,120)	(180)
Product warranty reserve	1,068	(210)
Income taxes payable	2,967	1,897
Accrued expenses and other liabilities	3,556	(642)
Net cash provided by operating activities	16,103	15,355
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,553)	(2,119)
Proceeds from sale of assets	145	52
Net cash used in investing activities	(2,408)	(2,067)
Cash flows from financing activities:
Book overdraft	0	(1,587)
Payments on lines of credit, net	0	(9,062)
Payments on long-term notes payable	(3,750)	0
Debt issuance costs	129	(11)
Dividends paid	(1,465)	(1,769)
Issuance of common stock	769	618
Net cash used by financing activities	(4,317)	(11,811)
Net change in cash	9,378	1,477
Cash at beginning of period	13,398	0
Cash at end of period	$22,776	$1,477

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 1, 2005 and April 2, 2005, and the results of its operations and its cash flows for the quarters ended April 3, 2004 and April 2, 2005.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of January 1, 2005 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended January 1, 2005.

2.              Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	January 1, 2005	April 2, 2005
	(in thousands)
Raw materials	$75,853	$69,707
Work-in-process	71,387	67,708
Finished units	22,537	31,603
	$169,777	$169,018

3.              Line of Credit

The Company’s credit facility consists of a revolving line of credit of $105.0 million.  On April 2, 2005, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $25.0 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  At April 2, 2005, the interest rate was 3.7%.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.

4.              Earnings Per Common Share

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

	Quarter Ended
	April 3, 2004	April 2, 2005
Basic
Issued and outstanding shares (weighted average)	29,296,193	29,460,137

Effect of Dilutive Securities
Stock Options	671,259	433,752
Diluted	29,967,452	29,893,889

5.              Stock Option Plans

At April 2, 2005, the Company had three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Quarter Ended
	April 3, 2004	April 2, 2005
	(In thousands, except per share data)
Net income - as reported	$11,923	$5,323
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	209	227

	$11,714	$5,096

Earnings per share:
Basic - as reported	$0.41	$0.18
Basic - pro forma	$0.41	$0.17

Diluted - as reported	$0.40	$0.18
Diluted - pro forma	$0.39	$0.17

6.              Commitments and Contingencies

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at April 2, 2005 is $603 million, with approximately 6.9% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $780,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

RESULTS OF OPERATIONS

The following table illustrates the results of operations for the quarters ended April 3, 2004, and April 2, 2005.  All dollars represented are in thousands.

	2004	% of Sales	2005	% of Sales	$ Change	% Change
Net sales	$354,976	100.0%	$331,512	100.0%	$-23,464	-6.6%
Cost of Sales	310,493	87.5%	295,295	89.1%	-15,198	-4.9%
Gross Profit	44,483	12.5%	36,217	10.9%	-8,266	-18.6%
Selling, general and administrative expenses	24,800	7.0%	27,343	8.2%	2,543	10.3%

Operating income	$19,683	5.5%	$8,874	2.7%	$-10,809	-54.9%

Performance in the first quarter of 2005

The first quarter of 2005 presented certain challenges to our operations. The industry’s dealers built up inventory on their respective lots during the third and fourth quarters of 2004, in anticipation of a continued strong retail market as was exhibited during the first half of 2004. As a result, in the first quarter of 2005, dealers focused on selling through their available units to reduce inventories on hand. To attain this goal, dealers slowed orders at the wholesale level which created increased competitive pressures for manufacturers. In response, we reduced output from our plants to limit the buildup of finished goods inventories at our manufacturing facilities. This reduction in output should provide the positive result of producing fewer units than are retailing at our dealers’ lots, which will ultimately stimulate wholesale demand.* However, the reduction in output has also resulted in our plants running at lower capacities which negatively affected our gross margin in the first quarter 2005 versus the same period last year. Further changes in gross margin were the result of increases in sales of lower priced and lower margin product.

With the softening of wholesale demand for RV products during the first quarter, we have been very focused on developing selling and marketing plans to drive retail traffic to our dealers’ lots. While this has been successful from the respect of maintaining a low level of inventories for both us and our dealers, it has been costly to our earnings. We expect that we will continue to incur selling, general and administrative costs at similar rates through the end of the second quarter, with reductions beginning in the third quarter and continuing into the fourth quarter.* Reductions should begin to occur as the new franchise agreement that we are rolling out at our June 2005 dealer meeting begins to positively impact both our wholesale and our dealer retail selling efforts.*

Quarter ended April 2, 2005 compared to Quarter ended April 3, 2004

First quarter net sales decreased 6.6% to $331.5 million compared to $355.0 million for the same period last year. Gross diesel motorized sales were down 3.5%, gas motorized sales were down 29.5%, and towables were up 14.5%.  Diesel products accounted for 77.9% of our first quarter revenues while gas products were 11.6%, and towables were 10.5%.  The overall decrease in revenues was driven by a decrease in wholesale demand, as dealers sought to reduce retail inventories.  Additional pressures to demand were added by an uncertain stock market, a weakened dollar, and escalating fuel prices.  Our overall unit sales were down 3.5% in the first quarter of 2005 to 3,025 units, with diesel motorized unit sales down 8.0% to 1,320 units, gas motorized unit sales down 32.4% to 478 units, and towable unit sales up 23.4% to 1,227 units.  Our total average unit selling price decreased to $108,700 from $111,500 in the same period last year, reflecting gains made in increasing the sale of lower priced gas motor homes and towable products.

Gross profit for the first quarter of 2005 decreased to $36.2 million, down from $44.5 million in 2004, and gross margin decreased from 12.5% in the first quarter of 2004 to 10.9% in the first quarter of 2005.  The decrease in gross margin in 2005 is illustrated in the following table.  All numbers are expressed in thousands, percentages are expressed as percent of net sales:

	April 3, 2004	% of Sales	April 2, 2005	% of Sales	Change in % of Sales
Direct Materials	$220,588	62.2%	$207,273	62.5%	0.3%
Direct Labor	35,161	9.9%	32,418	9.8%	-0.1%
Warranty	9,336	2.6%	7,535	2.3%	-0.3%
Other Direct	16,368	4.6%	17,956	5.4%	0.8%
Indirect	29,040	8.2%	30,113	9.1%	0.9%
Total Cost of Sales	$310,493	87.5%	$295,295	89.1%	1.6%

The changes noted above, comparing April 3, 2004 to April 2, 2005, are discussed below.

•                  Direct material increases, as a percent of sales, were due mostly towards products that have a higher material cost as a percentage of sales.

•                  Direct labor decreases, as a percent of sales, were predominantly due to improvements in automation of certain plant operations.

•                  Decreases in warranty expense, as a percent of sales, were due mostly to quality improvement projects and improvements in recoveries from vendors for warranty claims.

•                  Increases in other direct costs, as a percent of sales, were due mostly to increases in employee health benefits, and delivery expense for the Company’s product.

•                  Increases in indirect costs, as a percent of sales, were due mostly to inefficiencies within the production facilities associated with lower run rates in the first quarter of 2005 versus the same period in 2004, as well as increases in service personnel for the Company’s service facilities.

Selling, general, and administrative expenses (S,G&A) increased by $2.5 million to $27.3 million in the first quarter of 2005 and increased as a percentage of sales from 7.0% in 2004 to 8.2% in 2005.  Increases in spending over the prior year, as a percentage of sales, are shown in the following table.  All numbers are expressed in thousands, percentages are expressed as percent of net sales:

	April 3, 2004	% of Sales	April 2, 2005	% of Sales	Change in % of Sales
Wages and Salaries	$3,333	0.9%	$3,612	1.1%	0.2%
Selling Expenses	7,002	2.0%	8,789	2.6%	0.6%
Settlement Expense	940	0.3%	2,961	0.9%	0.6%
Marketing Expenses	3,039	0.8%	2,792	0.8%	0.0%
Other	10,486	3.0%	9,189	2.8%	-0.2%
Total S,G&A Expenses	$24,800	7.0%	$27,343	8.2%	1.2%

The changes noted above, comparing April 3, 2004 to April 2, 2005, are discussed below.

•                  Increases in wages and salaries, as a percent of sales, were due primarily to reduced sales volumes, and the impact of changes in the compensation structure for certain personnel.

•                  Increases in selling expenses, as a percent of sales, were due to continued sales efforts to assist dealers in developing programs  to increase customer awareness of product offerings.

•                  Increases in settlement expense (litigation settlement expense), as a percent of sales, were due to a return to more normal levels of activity in 2005 versus 2004.

•                  Decreases in other expenses were a combination of decreases in management bonus due to decreased profits and decreases in audit and related expenses for first year compliance with Sarbanes-Oxley 404 Certification in the 2004 fiscal year.

Operating income was $8.9 million, or 2.7% of sales in the first quarter of 2005 compared to $19.7 million, or 5.5% of sales in the similar 2004 period.  The decrease in operating margins reflects dampened gross margins as well as increased S,G&A as a percentage of sales.

Net interest expense was $485,000 in the first quarter of 2005 compared to $405,000 in the comparable 2004 period, reflecting a higher level of borrowing during the first quarter of 2005.

We reported a provision for income taxes of $3.2 million, or an effective tax rate of 37.4% in the first quarter of 2005, compared to $7.4 million, or an effective tax rate of 38.4% for the comparable 2004 period.  The decrease in the effective tax rate was due primarily to benefits received from foreign sales activities, as well as favorable tax law changes at certain state levels.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are internally generated cash from operations and available borrowings under our credit facilities.  During the first quarter of 2005, we generated cash of $15.4 million from operating activities.  We generated $7.8 million from net income and non-cash expenses such as depreciation and amortization. Other sources of cash included a $17.0 million increase in trade payables, and a $1.9 million increase in tax liability.  Trade payables increased primarily due to timing associated with the regularly scheduled shut down of the plants that occurs at year end, which results in a lower accounts payable balance at year end.  The increase in the tax liability is the result of profits for the quarter and timing of tax payments.  These sources of cash were offset by an $11.4 million increase in receivables, a $642,000 decrease in other accrued liabilities, a $210,000 decrease in product warranty reserve, and a $180,000 decrease in the product liability reserve.  Trade receivables increased due to higher shipment levels occurring at the end of the first quarter of 2005 versus shipment levels at the end of the fourth quarter of 2004.

The Company’s credit facility consists of a revolving line of credit of up to $105.0 million.  As of April 2, 2005, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $25.0 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or

LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company was in compliance with these covenants at April 2, 2005.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

Our principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of our dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At April 2, 2005, we had working capital of approximately $147.6 million, an increase of $5.7 million from working capital of $141.9 million at January 1, 2005.  We have been using cash flow from operations to finance our capital expenditures.

We believe that cash flow from operations and funds available under our credit facilities will be sufficient to meet our liquidity requirements for the next 12 months.*  Our capital expenditures were $2.1 million in the first quarter of 2005, which included costs related to installation of certain automated machinery, enhancements to the Company’s information system infrastructure, as well as various other routine capital expenditures.  We anticipate that capital expenditures for all of 2005 will be approximately $12 to $15 million, which includes expenditures to purchase additional machinery and equipment in both our Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.*  We may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if we significantly increase the level of working capital assets such as inventory and accounts receivable.  We may also from time to time seek to acquire businesses that would complement our current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by us.

As is typical in the recreational vehicle industry, many of our retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  We have agreements with several institutional lenders under which we currently have repurchase obligations.  Our contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  Our obligations under these repurchase agreements vary from period to period up to 18 months.  At April 2, 2005, approximately $603 million of products sold by us to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.9% concentrated with one dealer.  Historically, we have been successful in mitigating losses associated with repurchase obligations.  During the first quarter of 2005, we did not repurchase any product under these repurchase obligations, and there were accordingly no losses.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.  We have been successful at mitigating the losses associated with repurchase obligations.  Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter.  Financial institutions that provide floor-plan financing also perform credit reviews and floor checks on an ongoing basis.  We closely monitor sales to dealers that are a higher credit risk.  The repurchase period is limited, usually to a maximum of 18 months.  We believe these activities minimize the number of required repurchases.  Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period.  Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount.  Therefore, there is already some built in discount when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.  This helps minimize the losses we incur on repurchased inventory.

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Operating Leases (1)	$2,408	$2,960	$2,021	$2,711	$10,100
Total Contractual Cash Obligations	$2,408	$2,960	$2,021	$2,711	$10,100

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Line of Credit (2)	$0	$105,000		$0	$0	$105,000
Guarantees		15,100	(1)	0	0	15,100
Repurchase Obligations (3)	0	603,000		0	0	603,000
Total Commitments	$0	$723,100		$0	$0	$723,100

(1)          Various leases including manufacturing facilities, aircraft, and machinery and equipment.  See Note 6 to the Condensed Consolidated Financial Statements.

(2)          See Note 3  to the Condensed Consolidated Financial Statements.  The amount listed represents available borrowings on the line of credit at April 2, 2005.

(3)          Reflects obligations under manufacturer repurchase commitments.  See Note 6 to the Condensed Consolidated Financial Statements.

INFLATION

During 2004 and in the first quarter of 2005, we experienced increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on our production costs.  While the impact of these increases has not caused us to increase our selling prices, however, we may need to pass along increases in the future to maintain an acceptable gross margin on our product.  The current trend in these prices, could have a materially adverse impact on our business going forward.*

CRITICAL ACCOUNTING POLICIES

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

WARRANTY COSTS Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure, and three years on the Roadmaster chassis).  These estimates are based on historical average repair costs, feedback from the Company’s production facilities on new product design changes, technical advice from vendors, as well as other reasonable assumptions that have been deemed appropriate by management.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by 332 dealerships located primarily in the United States and Canada as of April 2, 2005, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the quarter ended April 2, 2005, sales to one dealer, Lazy Days RV Center, accounted for 11.3% of total sales compared to 12.2% of sales in the same period ended last year.  For quarters ended April 3, 2004 and April 2, 2005, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 41.6% and 44.6% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $603 million as of April 2, 2005, with approximately 6.9% concentrated with one dealer.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.    For our RV dealers, terms are net 30 days for units that are financed by a third party lender.  Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us.  For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement.  As of April 2, 2005, total trade receivables were $138.8 million, with approximately $113.0 million, or 81.5% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $25.7 million of trade receivables were concentrated substantially all with one dealer.  For resort lot customers, funds are required at the time of closing.

WE MAY EXPERIENCE A DECREASE IN SALES OF OUR PRODUCTS DUE TO AN INCREASE IN THE PRICE OR A DECREASE IN THE SUPPLY OF FUEL  An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could significantly affect our business.  Diesel fuel and gasoline have, at various times in the past, been either expensive or difficult to obtain, and prices of these commodities are currently at high levels on an historical basis.

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

OUR PRODUCTS COULD FAIL TO PERFORM ACCORDING TO SPECIFICATIONS OR PROVE TO BE UNRELIABLE, CAUSING DAMAGE TO OUR CUSTOMER RELATIONSHIPS AND OUR REPUTATION AND RESULTING IN LOSS OF SALES  Our customers require demanding specifications for product performance and reliability.  Because our products are complex and often use advanced components, processes and techniques, undetected errors and design flaws may occur.  Product defects result in higher product service and warranty and replacement costs and may cause serious damage to our customer relationships and industry reputation, all of which could negatively affect our sales and business.

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

WE MAY EXPERIENCE DIFFICULTIES IN RELOCATING OUR BEND, OREGON MANUFACTURING FACILITY  We recently announced that we will be closing our Bend, Oregon manufacturing plant and relocating those operations to our Coburg, Oregon plants.  This relocation will be subject to certain risks including the following:

•                  As management focuses some of its attention on the relocation, they could be diverted from other issues.

•                  We may not experience the efficiencies we expect due to difficulties with integrating new products into an existing production line.

•                  We may experience difficulties in hiring an experienced workforce for the increased production in the Coburg, Oregon plant.

•                  Our customers may react adversely to the relocation of the facilities and reduce orders for new coaches.

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

FAS 123R

In December 2004, the Board issued FAS 123R, “Share-Based Payment.”  The Statement replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees except for equity instruments held by employee share ownership plans.  The Statement is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005.

We will adopt the provisions of the Statement for the fiscal year beginning 2006.  If we had included the cost of the employee stock option compensation using the fair value method in our financial statements, our net income for the first quarters of 2004 and 2005 would have been impacted by $11.7 million, and $5.1 million, respectively.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

10.14+	2005 Short-Term Incentive Compensation Plan.
31.1	Sarbanes-Oxley Section 302(a) Certification.
31.2	Sarbanes-Oxley Section 302(a) Certification.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  The item listed is a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	May 10, 2005	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)

EXHIBITS INDEX

Exhibit
Number	Description of Document

10.14+	2005 Short-Term Incentive Compensation Plan.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  The item listed is a compensatory plan.