Form 10-Q
period 2005-07-02
MONACO COACH CORP /DE/
filed 2005-08-11
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  July 2, 2005

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

YES   ☒       NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒       NO   ☐

The number of shares outstanding of common stock, $.01 par value, as of July 2, 2005:  29,510,198

MONACO COACH CORPORATION

FORM 10-Q

July 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands, except share and per share data)

	January 1, 2005	July 2, 2005
ASSETS
Current assets:
Trade receivables, net	$127,380	$105,533
Inventories	169,777	179,860
Resort lot inventory	7,315	6,247
Prepaid expenses	5,190	5,305
Deferred income taxes	33,188	33,873
Total current assets	342,850	330,818

Property, plant, and equipment, net	141,563	143,114
Debt issuance costs net of accumulated amortization of $616, and $661, respectively	571	492
Goodwill	55,254	55,254
Total assets	$540,238	$529,678

LIABILITIES
Current liabilities:
Book overdraft	$1,587	$21,440
Line of credit	34,062	7,500
Accounts payable	79,072	75,333
Product liability reserve	20,233	19,776
Product warranty reserve	32,369	32,329
Income taxes payable	2,087	2
Accrued expenses and other liabilities	31,533	30,644
Total current liabilities	200,943	187,024

Deferred income taxes	19,679	19,751
Total liabilities	220,622	206,775

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,246,143 and 29,510,198 issued and outstanding, respectively	294	295
Additional paid-in capital	57,454	58,201
Retained earnings	261,868	264,407
Total stockholders’ equity	319,616	322,903
Total liabilities and stockholders’ equity	$540,238	$529,678

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005

Net sales	$357,774	$306,187	$712,750	$637,699
Cost of sales	312,125	273,103	622,618	568,398
Gross profit	45,649	33,084	90,132	69,301

Selling, general, and administrative expenses	26,721	29,411	51,521	56,754
Plant relocation costs	0	2,352	0	2,352
Operating income	18,928	1,321	38,611	10,195

Other income, net	127	26	213	140
Interest expense	(372)	(187)	(777)	(672)
Income before income taxes	18,683	1,160	38,047	9,663

Provision for income taxes	6,735	405	14,176	3,585

Net income	$11,948	$755	$23,871	$6,078

Earnings per common share:
Basic	$.41	$.03	$.81	$.21
Diluted	$.40	$.03	$.80	$.20

Weighted average common shares outstanding:
Basic	29,357,514	29,502,165	29,326,855	29,481,152
Diluted	30,013,014	29,824,570	29,990,241	29,859,237

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Six Months Ended
	July 3, 2004	July 2, 2005

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$23,871	$6,078
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss on sale of assets	43	24
Depreciation and amortization	5,388	5,049
Deferred income taxes	274	(613)
Changes in working capital accounts:
Trade receivables, net	(25,842)	21,847
Inventories	(30,885)	(10,083)
Resort lot inventory	5,842	2,120
Prepaid expenses	(3,853)	(120)
Accounts payable	27,971	(3,739)
Product liability reserve	83	(457)
Product warranty reserve	3,582	(40)
Income taxes payable	(26)	(2,085)
Accrued expenses and other liabilities	5,122	(889)
Net cash provided by operating activities	11,570	17,092
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,110)	(7,650)
Proceeds from sale of assets	145	68
Net cash used in investing activities	(3,965)	(7,582)
Cash flows from financing activities:
Book overdraft	0	19,853
Payments on lines of credit, net	0	(26,562)
Payments on long-term notes payable	(7,500)	0
Debt issuance costs	0	(10)
Dividends paid	(2,934)	(3,539)
Issuance of common stock	1,416	748
Net cash used by financing activities	(9,018)	(9,510)
Net change in cash	(1,413)	0
Cash at beginning of period	13,398	0
Cash at end of period	$11,985	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 1, 2005 and July 2, 2005, and the results of its operations and its cash flows for the quarters and six months ended July 3, 2004 and July 2, 2005.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of January 1, 2005 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended January 1, 2005.

2.              Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	January 1, 2005	July 2, 2005
	(in thousands)
Raw materials	$75,853	$68,713
Work-in-process	71,387	66,453
Finished units	22,537	44,694
	$169,777	$179,860

3.            Line of Credit

The Company’s credit facility consists of a revolving line of credit of $105.0 million.  On July 2, 2005, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $7.5 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  At July 2, 2005, the interest rate was 4.13%.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  As of July 2, 2005, the Company is in compliance with its covenants.

4.              Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options.  For the quarter ended July 2, 2005, there were 655,960 anti-dilutive options excluded from the diluted earnings per share calculation (zero for the quarter ended July 3, 2004).  The weighted average number of common shares used in the computation of earnings per common share are as follows:

	Quarter Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Basic
Issued and outstanding shares (weighted average)	29,357,514	29,502,165	29,326,855	29,481,152

Effect of Dilutive Securities
Stock Options	655,500	322,405	663,386	378,085
Diluted	30,013,014	29,824,570	29,990,241	29,859,237

5.              Stock Option Plans

At July 2, 2005, the Company had three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.  All dollars represented are in thousands, except for per share data.

	Quarter Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005

Net income - as reported	$11,948	$755	$23,871	$6,078
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	212	227	421	454
	$11,736	$528	$23,450	$5,624

Earnings per share:
Basic - as reported	$0.41	$0.03	$0.81	$0.21
Basic - pro forma	$0.40	$0.02	$0.80	$0.19

Diluted - as reported	$0.40	$0.03	$0.80	$0.20
Diluted - pro forma	$0.39	$0.02	$0.78	$0.19

6.            Segment Reporting

Monaco Coach Corporation is a leading manufacturer of premium Class A and Class C motor coaches and towable recreational vehicles (“towables”) collectively referred to as the “RV Segment.”  Our product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names.

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California.  The Resorts offer sales of individual lots to owners, and also offer a common interest in the amenities at the resort.  The Resorts provide destination locations for premium Class A recreational vehicle owners, and help to promote the recreational lifestyle.

The following table provides the results of operations of the two segments of the Company for the quarters and six-months ended July 3, 2004 and July 2, 2005, respectively.  All dollars represented are in thousands.

	Quarter Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Recreational Vehicle Segment

Net sales	$351,467	$293,730	$700,392	$619,949
Cost of sales	308,311	268,804	615,310	562,226
Gross profit	43,156	24,926	85,082	57,723

Selling, general and administrative expenses	12,436	16,253	25,280	32,519
Other reconciling items	11,917	9,843	21,555	18,455
Plant relocation costs	0	2,352	0	2,352
Operating income (loss)	$18,803	$(3,522)	$38,247	$4,397

Motorhome Resorts Segment

Net sales	$6,307	$12,457	$12,358	$17,750
Cost of sales	3,814	4,299	7,308	6,172
Gross profit	2,493	8,158	5,050	11,578

Selling, general, and administrative expenses	1,044	2,221	2,291	3,729
Other reconciling items	1,324	1,094	2,395	2,051
Operating income	$125	$4,843	$364	$5,798

6.            Segment Reporting (continued)

	Quarter Ended		Six Months Ended
Reconciliation to Net Income	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005

Operating income (loss):
Recreational vehicle segment	$18,803	$(3,522)	$38,247	$4,397
Motorhome resorts segment	125	4,843	364	5,798
Total operating income (loss)	18,928	1,321	38,611	10,195

Other income, net	127	26	213	140
Interest expense	(372)	(187)	(777)	(672)
Income before income taxes	18,683	1,160	38,047	9,663

Provision for income taxes	6,735	405	14,176	3,585
Net income	$11,948	755	$23,871	$6,078

Assets of the Recreational Vehicle and Motorhome Resorts Segments	January 1, 2005	July 2, 2005

Recreational vehicle segment	$529,826	$521,400
Motorhome resorts segment	10,412	8,278
Total assets	$540,238	$529,678

7.              Commitments and Contingencies

Repurchase Agreements

Many of the Company’s sales to independent dealers are made on a “floor plan” basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles.  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  These agreements provide that, for up to 18 months after a unit is shipped, the Company will repurchase a dealer’s inventory in the event of a default by a dealer to its lender.  In addition, on a limited basis, the Company will extend limited guarantees of repayment for dealers to assist in temporary credit constraints.  Guarantees of repayment are offered only to well qualified dealers.  As of July 2, 2005, approximately $4.0 million worth of product was subject to this arrangement.

The Company’s liability under repurchase agreements is limited to the unpaid balance owed to the lending institution, and to guarantees referred to above, by reason of its extending credit to the dealer to purchase its vehicles, reduced by the resale value of vehicles which may be repurchased.  The risk of loss is spread over numerous dealers and financial institutions.

The approximate amount subject to contingent repurchase obligations arising from these agreements at July 2, 2005 is $531.8 million, with approximately 6.0% concentrated with one dealer.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $780,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

Product Liability

The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such a recall could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Litigation

The Company is involved in various legal proceedings, certain of which may involve material amounts, which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise, the Company has recorded accruals for estimated settlements.  Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

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

8.                 Closure of Plant Facility

Subsequent to July 2, 2005, the Company announced that it plans to exit its Royale Coach operations in Elkhart, Indiana.  Royale Coach produces Prevost bus conversion motor coaches with price points in excess of $1.4 million.  Royale Coach sells approximately 20 coaches per year and is not a significant portion of the Company’s overall business.  One time plant closure costs of approximately $1.6 million will be recognized in the third quarter of 2005.

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

GENERAL

Monaco Coach Corporation is a leading manufacturer of premium Class A and Class C motor coaches and towable recreational vehicles (“towables”) collectively referred to as the “RV Segment.”  Our product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco,” “Holiday Rambler,” “Royale Coach,” “Beaver,” “Safari,” and “McKenzie” brand names.  Our products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $75,000 to $1.4 million for motor coaches and from $20,000 to $65,000 for towables.

Subsequent to July 2, 2005, the Company announced that it plans to exit its Royale Coach operations in Elkhart, Indiana.  Royale Coach produces Prevost bus conversion motor coaches with price points in excess of $1.4 million.  Royale Coach sells approximately 20 coaches per year and is not a significant portion of the Company’s overall business.  We estimate that one time plant closure costs of approximately $1.6 million will be recognized in the third quarter of 2005.*

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California.  The Resorts offer sales of individual lots to owners, and also offer a common interest in the amenities at the resort.  Lot prices at the two resorts range from $119,000 to $259,000.  Amenities at the Resorts segment include club house facilities, tennis, swimming, and golf.  The Resorts provide destination locations for premium Class A recreational vehicle owners, and help to promote the recreational lifestyle.

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended July 2, 2005 Compared to Quarter ended July 3, 2004

The following table illustrates the results of consolidated operations for the quarters ended July 3, 2004, and July 2, 2005.  All dollars represented are in thousands.

	Quarter Ended July 3, 2004	% of Sales	Quarter Ended July 2, 2005	% of Sales	$ Change	% Change
Net sales	$357,774	100.0%	$306,187	100.0%	$(51,587)	-14.4%
Cost of sales	312,125	87.2%	273,103	89.2%	39,022	12.5%
Gross profit	45,649	12.8%	33,084	10.8%	(12,565)	-27.5%
Selling, general, and administrative expenses	26,721	7.5%	29,411	9.6%	(2,690)	-10.1%
Plant relocation costs	—	—	2,352	0.8%	(2,352)	—

Operating income	$18,928	5.3%	$1,321	0.4%	$(17,607)	-93.1%

Performance in the second quarter of 2005

The current market continues to be challenging, as we and other manufacturers contend for space on dealer lots.  Industry Class A retail registrations for the 2005 year-to-date through May 2005, compared to the same period in 2004, have decreased by 6.5%.  While our own Class A retail registrations are up slightly, our dealers appear to be reducing inventories on their lots, putting further pressures on wholesale shipments.  In response, we offered heavier discounts and dealer promotions to maintain market share, and slowed production rates to hold finished goods inventory to an acceptable level.  We expect that there will be a modest reduction in discounting moving forward into the third quarter, and continuing to decrease in the fourth quarter.*

Consolidated sales in the second quarter of 2005 were $306.2 million versus $357.8 million in the corresponding quarter of 2004, a 14.4% reduction.  This reduction in consolidated sales was predominantly due to the softening of wholesale demand in the recreational vehicle (RV) retail market, combined with dealers seeking to reduce their inventory levels.

Cost of sales decreased by $39.0 million from the second quarter of 2004 to the second quarter of 2005, but increased as a percent of sales by 2%.  This change was predominantly caused by lower sales volumes which created inefficiencies in our plants as production outputs were reduced, as well as increases in discounting of wholesale selling prices.  Further pressures on margin were created as fixed indirect cost of sales became a larger percentage of the lower sales volume.

Selling, general, and administrative expenses (S,G,&A) increased by $2.7 million in the second quarter of 2004 to $29.4 million in the second quarter of 2005 and increased as a percentage of sales from 7.5% in 2004 to 9.6% from the second quarter of 2004.  Increases in spending over the prior year, as a percentage of sales, are shown in the following table.  All dollars represented are in thousands, percentages are expressed as percent of net sales:

	Quarter Ended July 3, 2004	% of Sales	Quarter Ended July 2, 2005	% of Sales	Change in % of Sales
Salaries, bonus, and benefits expenses	$6,817	1.9%	$4,511	1.5%	-0.4%
Selling expenses	8,166	2.3%	10,836	3.5%	1.2%
Settlement expense	3,592	1.0%	2,831	0.9%	-0.1%
Marketing expenses	2,060	0.6%	2,367	0.8%	0.2%
Other	6,086	1.7%	8,866	2.9%	1.2%
Total S,G,&A expenses	$26,721	7.5%	$29,411	9.6%	2.1%

The changes noted above, comparing July 3, 2004 to July 2, 2005, are discussed below:

•                  Decreases in salaries, bonus, and benefits expenses, as a percent of sales, were due primarily to reduced management bonus.

•                  Increases in selling expenses, as a percent of sales, were due to continued sales efforts to assist dealers in developing programs  to increase customer awareness of product offerings.

•                  Decreases in settlement expense (litigation settlement expense), in total dollars, were due to continued success in the resolution of outstanding litigation claims.

•                  Increases in other expenses were due primarily to costs associated with the installation of new information systems, as well as start up costs for the new franchise program.

Plant relocation costs in the second quarter of 2005 were associated with the consolidation of our Bend, Oregon manufacturing facility to our Coburg, Oregon operations.  We relocated these operations to improve utilization of our plants, to improve direct and indirect labor rates, and to reduce warranty and related costs.  Costs associated with the relocation of the Bend facility are comprised of employee termination, relocation, and job assistance programs.  In addition, we have incurred costs related to various operating leases.  We expect that total costs associated with the relocation will not exceed the $2.4 million we have already expensed.*

Operating income was $1.3 million, or .4% of sales, in the second quarter of 2005 compared to $18.9 million, or 5.3% of sales, in the similar 2004 period.  Decreases in operating income were due predominantly to lower sales, decreased gross margin, and increases in S,G,&A costs.

Net interest expense was $187,000 in the second quarter of 2005 versus $372,000 in the comparable 2004 period, reflecting a lower level of borrowing during the second quarter of 2005.

We reported a provision for income taxes of $405,000, or an effective tax rate of 34.9%, in the second quarter of 2005, compared to $6.7 million, or an effective tax rate of 36.1% for the comparable 2004 period.  The decrease in the effective tax rate was due primarily to benefits received from foreign sales activities, as well as favorable tax law changes at certain state levels.

Net income for the second quarter of 2005 was $755,000 compared to $11.9 million in 2004 due to a decrease in sales combined with a lower operating margin, the effects of which were somewhat offset by a decrease in interest expense, and an improvement in the effective tax rate.

Second Quarter 2005 versus Second Quarter 2004 for the Recreational Vehicle Segment

The following table illustrates the results of the Recreational Vehicle Segment (RV Segment) for the quarters ended July 3, 2004, and July 2, 2005.  All dollars represented are in thousands.

	Quarter Ended July 3, 2004	% of Sales	Quarter Ended July 2, 2005	% of Sales	$ Change	% Change
Net sales	$351,467	100.0%	$293,730	100.0%	($57,737)	-16.4%
Cost of sales	308,311	87.7%	268,804	91.5%	39,507	12.8%
Gross profit	43,156	12.3%	24,926	8.5%	(18,230)	-42.2%
Selling, general, and administrative expenses	12,436	3.5%	16,253	5.5%	(3,817)	-30.7%
Corporate overhead allocation	11,917	3.4%	9,843	3.4%	2,074	17.4%
Plant relocation costs	—	—	2,352	0.8%	(2,352)	—
Operating income	$18,803	5.4%	$(3,522)	-1.2%	$(22,325)	-118.7%

Total net sales for the RV Segment were down from $351.5 million in the second quarter of 2004, to $293.7 million in the second quarter of 2005.  Gross diesel motorized revenues were down 13.6%, gas motorized revenues were down 36.8% and towable revenues were down 2.6%.  Diesel products accounted for 75.5% of our second quarter RV Segment revenues while gas products were 12.9%, and towables were 11.6%.  The overall decrease in revenues reflects continuing challenges in the marketplace as dealers seek to match their current inventories with retail demand.  Our overall unit sales were down 16.0% in the second quarter of 2005 to 2,811 units, with diesel motorized unit sales down 17.0% to 1,123 units, gas motorized unit sales down 37.4% to 483 units, and towable unit sales down 1.4% to 1,205 units.  Our total average unit selling price decreased to $105,000 in the second quarter of 2005 from $106,000 in the same period last year.

Gross profit for the second quarter of 2005 decreased to $24.9 million, down from $43.2 million in 2004, and gross margin decreased from 12.3% in the second quarter of 2004 to 8.5% in the second quarter of 2005.  The decrease in gross margin in 2005 is illustrated in the following table.  All dollars represented are in thousands, percentages are expressed as a percent of net sales:

	Quarter Ended July 3, 2004	% of Sales	Quarter Ended July 2, 2005	% of Sales	Change in % of Sales
Direct materials	$216,735	61.7%	$184,722	62.9%	1.2%
Direct labor	36,427	10.3%	30,042	10.2%	-0.1%
Warranty	10,548	3.0%	9,274	3.2%	0.2%
Other direct	16,063	4.6%	16,429	5.6%	1.0%
Indirect	28,538	8.1%	28,337	9.6%	1.5%
Total cost of sales	$308,311	87.7%	$268,804	91.5%	3.8%

The changes noted above, comparing July 3, 2004 to July 2, 2005, are discussed below.

•                  Direct material increases, as a percent of sales, were mostly due to increases in products that have a higher material cost as a percentage of sales, as well as a favorable physical inventory adjustment in the second quarter of 2004.

•                  Direct labor decreases, as a percent of sales, were predominantly due to improvements in automation of certain plant operations.

•                  Increases in warranty expense, as a percent of sales, were due mostly to a slight increase in the warranty experience on current year models.

•                  Increases in other direct costs, as a percent of sales, were due mostly to increases in employee health benefits, and delivery expense for the Company’s products.

•                  Increases in indirect costs, as a percent of sales, were due mostly to inefficiencies within the production facilities associated with lower run rates in the second quarter of 2005 versus the same period in 2004.

Selling, general, and administrative expenses (S,G,&A), for the RV Segment, increased both as a percent of sales and in total dollars due in part to lower sales levels, and increases in selling expenses.  Corporate overhead allocation reflects a decrease due to lower management bonus levels allocated to the RV Segment as a result of lower profits.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Plant relocation costs are related to the costs incurred to relocate the Bend, Oregon manufacturing facility to the Coburg, Oregon plant.  We believe this relocation will ultimately result in improved margins for the Oregon operations.*

Operating income decreased as both a percent of sales and in total dollars due to lower gross margins, increases in S,G,&A expenses, and from the relocation of the Bend, Oregon operations to the Coburg, Oregon facility.

Second Quarter 2005 versus Second Quarter 2004 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (Resorts Segment) for the quarters ended July 3, 2004, and July 2, 2005.  All dollars represented are in thousands.

	Quarter Ended July 3, 2004	% of Sales	Quarter Ended July 2, 2005	% of Sales	$ Change	% Change
Net sales	$6,307	100.0%	$12,457	100.0%	$6,150	97.5%
Cost of sales	3,814	60.5%	4,299	34.5%	(485)	-12.7%
Gross profit	2,493	39.5%	8,158	65.5%	5,665	227.2%
Selling, general, and administrative expenses	1,044	16.6%	2,221	17.8%	(1,177)	-112.7%
Corporate overhead allocation	1,324	21.0%	1,094	8.8%	230	17.4%
Operating income	$125	1.9%	$4,843	38.9%	$4,718	3,774.4%

Net sales increased 97.5% to $12.5 million compared to $6.3 million for the same period last year.  This increase was due in part to a buildup of pending lot sales from the first quarter of 2005, that were closed and funded in the second quarter of 2005.  In addition, strong demand added significantly to the sales on a year-over-year basis.

Gross profit for the Resorts Segment increased to 65.5% of sales compared to 39.5% of sales in the same period last year.  This was due to a heavier absorption of infrastructure costs in earlier phases.  These costs were expensed in earlier phases, due to uncertainties as to the ultimate completion and sell through of the entire projects. The result was an improvement in the gross margins in the later phases of the developments, and most particularly in the second quarter of 2005.

Selling, general, and administrative expenses increased due to real estate commissions paid on the sales of lots.  Additional increases were due to accruals for profit sharing payments which will be made to Outdoor Resorts of America upon completion of the project.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income increased due to improvements in sales and gross margins that were only slightly offset by higher S,G,&A costs.

Six months ended July 2, 2005 Compared to Six months ended July 3, 2004

The following table illustrates the results of consolidated operations for the six months ended July 3, 2004, and July 2, 2005.  All dollars represented are in thousands.

	Six Months Ended July 3, 2004	% of Sales	Six Months Ended July 2, 2005	% of Sales	$ Change	% Change
Net sales	$712,750	100.0%	$637,699	100.0%	$(75,051)	-10.5%
Cost of sales	622,618	87.4%	568,398	89.1%	54,220	8.7%
Gross profit	90,132	12.6%	69,301	10.9%	(20,831)	-23.1%
Selling, general, and administrative expenses	51,521	7.2%	56,754	8.9%	(5,233)	-10.2%
Plant relocation costs	—	—	2,352	0.4%	(2,352)	—
Operating income	$38,611	5.4%	$10,195	1.6%	$(28,416)	-73.6%

Consolidated sales for the six months ended July 2, 2005 were $637.7 million versus $712.8, a 10.5% reduction.  This reduction was predominantly due to softening of wholesale demand in the RV market and dealers seeking to reduce their carrying levels of finished goods.

Cost of sales decreased by $54.2 million from the first six months of 2004 to the first six months of 2005, but increased as a percent of sales by 1.7%.  This change was predominantly caused by lower sales volumes which created inefficiencies in our plants as production outputs were reduced, as well as increases in discounting of wholesale selling prices.  Further pressures on margin were created as fixed indirect cost of sales became a larger percentage of the lower sales volume.

Selling, general, and administrative expenses (S,G,&A) increased by $5.2 million to $56.8 million for the first six months of 2005 and increased as a percentage of sales from 7.2% in 2004 to 8.9% in 2005.  Increases in spending over the prior year, as a percentage of sales, are shown in the following table.  All dollars represented are in thousands, percentages are expressed as a percent of net sales:

	Six Months Ended July 3, 2004	% of Sales	Six Months Ended July 2, 2005	% of Sales	Change in % of Sales
Salaries, bonus, and benefits expenses	$14,055	2.0%	$9,859	1.6%	-0.4%
Selling expenses	15,929	2.2%	20,403	3.2%	1.0%
Settlement expense	4,532	0.6%	5,791	0.9%	0.3%
Marketing expenses	5,099	0.7%	5,160	0.8%	0.1%
Other	11,906	1.7%	15,541	2.4%	0.7%
Total S,G,&A expenses	$51,521	7.2%	$56,754	8.9%	1.7%

The changes noted above, comparing the six months ended July 3, 2004 to the six months ended July 2, 2005, are discussed below.

•                  Decreases in salaries, bonus, and benefits expenses, as a percent of sales, were due primarily to reduced management bonus.

•                  Increases in selling expenses, as a percent of sales, were due to continued sales efforts to assist dealers in developing programs  to increase customer awareness of product offerings.

•                  Increases in settlement expense (litigation settlement expense), in total dollars, as a percent of sales were due to expenses returning to more normalized levels in the first half of 2005 versus the corresponding period in 2004.

•                  Increases in other expenses were due primarily to costs associated with the installation of new information systems, as well as start up costs for the new franchise program.

Plant relocation costs were associated with the consolidation of our Bend, Oregon manufacturing facility to our Coburg, Oregon operations.  We relocated these operations to improve utilization of our plants, to improve direct and indirect labor rates, and to reduce warranty and related costs.  Costs associated with the relocation of the Bend facility are comprised of employee termination, relocation, and job assistance programs.  In addition, we have incurred costs related to various operating leases.  We expect that total costs associated with the relocation will not exceed the $2.4 million we have already expensed.*

Operating income was $10.2 million, or 1.6% of sales, for the first six months of 2005 compared to $38.6 million, or 5.4% of sales, in the similar 2004 period.  Decreases in operating income were due predominantly to lower sales and increases in S,G,&A costs.

Net interest expense was $672,000 for the first six months of 2005 versus $777,000 in the comparable 2004 period, reflecting a lower level of borrowing during the first six months of 2005.

We reported a provision for income taxes of $3.6 million, or an effective tax rate of 37.1% for the first six months of 2005, compared to $14.2 million, or an effective tax rate of 37.3% for the comparable 2004 period.  The decrease in the effective tax rate was due primarily to benefits received from foreign sales activities, as well as favorable tax law changes at certain state levels.

Net income for the first six months of 2005 was $6.1 million compared to $23.9 million in 2004 due to a decrease in sales combined with a lower operating margin, the effects of which were somewhat offset by a decrease in interest expense, and an improvement in the effective tax rate.

First Six Months of 2005 versus First Six Months 2004 for the Recreational Vehicle Segment

The following table illustrates the results of the RV Segment for the six months ended July 3, 2004, and July 2, 2005.  All dollars represented are in thousands.

	Six Months Ended July 3, 2004	% of Sales	Six Months Ended July 2, 2005	% of Sales	$ Change	% Change
Net sales	$700,392	100.0%	$619,949	100.0%	$(80,443)	-11.5%
Cost of sales	615,310	87.9%	562,226	90.7%	53,084	8.6%
Gross profit	85,082	12.1%	57,723	9.3%	(27,359)	-32.2%
Selling, general, and administrative expenses	25,280	3.6%	32,519	5.2%	(7,239)	-28.6%
Corporate overhead allocation	21,555	3.1%	18,455	3.0%	3,100	14.4%
Plant relocation costs	—	—	2,352	0.4%	(2,352)	—
Operating income	$38,247	5.4%	$4,397	0.7%	$(33,850)	-88.5%

Total net sales for the RV Segment were down from $700.4 million in the first six months of 2004, to $619.9 million in the first six months of 2005.  Gross diesel motorized  revenues were down 8.5%, gas motorized revenues were down 33.3% and towable revenues were up 5.3%.  Diesel products accounted for 76.7% of our first six months RV Segment revenues while gas products were 12.3%, and towables were 11.0%.  The overall decrease in revenues reflects continuing challenges in the market place as dealers seek to match their current inventories with retail demand.  Our overall unit sales were down 10.0% in the first six months of 2005 to 5,836 units, with diesel motorized unit sales down 12.4% to 2,443 units, gas motorized unit sales down 35.0% to 961 units, and towable unit sales up 9.7% to 2,432 units.  Our total average unit selling price decreased to $107,000 for the first six months of 2005 from $109,000 in the same period last year.

Gross profit for the first six months of 2005 decreased to $57.7 million, down from $85.1 million in 2004, and gross margin decreased from 12.1% in the first six months of 2004 to 9.3% in the first six months of 2005.  The decrease in gross margin in 2005 is illustrated in the following table.  All dollars represented are in thousands, percentages are expressed as a percent of net sales:

	Six Months Ended July 3, 2004	% of Sales	Six Months Ended July 2, 2005	% of Sales	Change in % of Sales
Direct materials	$433,829	61.9%	$390,121	62.9%	1.0%
Direct labor	71,588	10.2%	62,460	10.1%	-0.1%
Warranty	19,884	2.9%	16,809	2.7%	-0.2%
Other direct	32,431	4.6%	34,386	5.6%	1.0%
Indirect	57,578	8.2%	58,450	9.4%	1.2%
Total cost of sales	$615,310	87.8%	$562,226	90.7%	2.9%

The changes noted above, comparing July 3, 2004 to July 2, 2005, are discussed below.

•                  Direct material increases, as a percent of sales, were mostly due to increases in products that have a higher material cost as a percentage of sales, as well as a favorable physical inventory adjustment in the second quarter of 2004.

•                  Direct labor decreases, as a percent of sales, were predominantly due to improvements in automation of certain plant operations.

•                  Decreases in warranty expense, as a percent of sales, were due mostly to a slight decrease in the warranty experience on current year models.

•                  Increases in other direct costs, as a percent of sales, were due mostly to increases in employee health benefits, and delivery expense for the Company’s products.

•                  Increases in indirect costs, as a percent of sales, were due mostly to inefficiencies within the production facilities associated with lower run rates in the first six months of 2005 versus the same period in 2004.

Selling, general, and administrative expenses (S,G,&A) for the RV Segment increased both as a percent of sales and in total dollars due in part to lower sales levels and increases in selling expenses.  Corporate overhead allocation reflects a decrease due to lower management bonus levels allocated to the RV Segment as a result of lower profits.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Plant relocation costs are related to the costs incurred to relocate the Bend, Oregon manufacturing facility to the Coburg, Oregon plant.  We believe this relocation will ultimately result in improved margins for the Oregon operations.*

Operating income decreased as both a percent of sales and in total dollars due to lower gross margins, increases in S,G,&A expenses, and from the relocation of the Bend, Oregon operations to the Coburg, Oregon facility.

First Six Months 2005 versus First Six Months 2004 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (Resorts Segment) for the first six months ended July 3, 2004, and July 2, 2005.  All dollars represented are in thousands.

	Six Months Ended June 3, 2004	% of Sales	Six Months Ended July 2, 2005	% of Sales	$ Change	% Change
Net sales	$12,358	100.0%	$17,750	100.0%	$5,392	43.6%
Cost of sales	7,308	59.1%	6,172	34.8%	1,136	15.5%
Gross profit	5,050	40.9%	11,578	65.2%	6,528	129.3%
Selling, general, and administrative expenses	2,291	18.5%	3,729	21.0%	(1,438)	-62.8%
Corporate overhead allocation	2,395	19.4%	2,051	11.6%	344	14.4%
Operating income	$364	3.0%	$5,798	32.6%	$5,434	1,492.9%

Net sales increased 43.6% to $17.8 million compared to $12.4 million for the same period last year.  This was due to the continued strong demand for lots at both of our resort locations.

Gross profit for the Resorts Segment increased to 65.2% of sales compared to 40.9% of sales in the same period last year. This was due to a heavier absorption of infrastructure costs in earlier phases.  These costs were expensed in earlier phases, due to uncertainties as to the ultimate completion and sell through of the entire projects.   The result was an improvement in the gross margins in the later phases of the developments, and most particularly in the second quarter of 2005.

Selling, general, and administrative expenses increased due to real estate commissions paid on the sales of lots.  Additional increases were due to accruals for profit sharing payments which will be made to Outdoor Resorts of America upon completion of the project.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income increased due to improvements in sales and gross margins that were only slightly offset by higher S,G,&A costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are internally generated cash from operations and available borrowings under our credit facilities.  During the second quarter of 2005, we generated cash of $17.1 million from operating activities.  We generated $11.1 million from net income and non-cash expenses such as depreciation and amortization. Other sources of cash included a $21.0 million decrease in accounts receivable, and a $2.1 million decrease in resort lot inventory.  Accounts receivable decreased due to the decrease in net sales.  These sources of cash were offset by a $10.1 million increase in inventories, a $3.7 million decrease in accounts payable, a $457,000 decrease in product liability reserve, an $889,000 decrease in accrued expenses, and a $2.1 million decrease in tax liability.

The Company’s credit facility consists of a revolving line of credit of up to $105.0 million.  As of July 2, 2005, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $7.5 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company was in compliance with these covenants at July 2, 2005.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

Our principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of our dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At July 2, 2005, we had working capital of approximately $143.8 million, an increase of $1.9 million from working capital of $141.9 million at January 1, 2005.  We have been using cash flow from operations to finance our capital expenditures.

We believe that cash flow from operations and funds available under our credit facilities will be sufficient to meet our liquidity requirements for the next 12 months.*  Our capital expenditures were $7.6 million in the first six months of 2005, which included costs related to installation of certain automated machinery, enhancements to the Company’s information system infrastructure, as well as various other routine capital expenditures.  We anticipate that capital expenditures for all of 2005 will be approximately $15 to $17 million, which includes expenditures to purchase additional machinery and equipment in both our Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.*  We may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if we significantly increase the level of working capital assets such as inventory and accounts receivable.  We may also from time to time seek to acquire businesses that would complement our current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by us.

As is typical in the recreational vehicle industry, many of our retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  We have agreements with several institutional lenders under which we currently have repurchase obligations.  Our contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  Our obligations under these repurchase agreements vary from period to period up to 18 months.  At July 2, 2005, approximately $531.8 million of products sold by us to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.0% concentrated with one dealer.  On a limited basis, we may also grant a repurchase agreement that has a component of limited guarantee of payment on behalf of the dealer in the event of default.  At July 2, 2005, we had approximately $4.0 million of product subject to a repurchase agreement of this nature.  Historically, we have been successful in mitigating losses associated with repurchase obligations.  During the second quarter of 2005, we did not repurchase any product under these repurchase obligations, and there were accordingly no losses.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.  Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter.  Financial institutions that provide floor-plan financing also perform credit reviews and floor checks on an ongoing basis.  We closely monitor sales to dealers that are a higher credit risk.  The repurchase period is limited, usually to a maximum of 18 months.  We believe these activities minimize the number of required repurchases.  Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period.  Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount.  Therefore, there is already some built in discount when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.  This helps minimize the losses we incur on repurchased inventory.

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Operating Leases (1)	$1,807	$3,530	$2,571	$3,816	$11,724
Total Contractual Cash Obligations	$1,807	$3,530	$2,571	$3,816	$11,724

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years		4 to 5 years	Thereafter	Total
Line of Credit (2)	$7,500	$97,500		$0	$0	$105,000
Guarantees	0	19,100	(1)	0	0	19,100
Repurchase Obligations (3)	0	0		0	0	0
Total Commitments	$7,500	$116,600		$0	$0	$124,100

(1)           Various leases including manufacturing facilities, aircraft,  machinery and equipment, and certain guarantees of manufacturers repurchase commitments.  See Note 7 to the Condensed Consolidated Financial Statements.

(2)           See Note 3  to the Condensed Consolidated Financial Statements.  The amount listed represents available borrowings on the line of credit at July 2, 2005.

(3)           Reflects obligations under manufacturer repurchase commitments.  See Note 7 to the Condensed Consolidated Financial Statements.

INFLATION

During 2004 and to a lesser extent in the first six months of 2005, we experienced increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on our production costs.  While the impact of these increases has not caused us to increase our selling prices since the beginning of the second quarter of 2004, we may need to pass along increases in the future to maintain an acceptable gross margin on our product.  A significant adverse trend in these prices could have a materially adverse impact on our business going forward.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE MAY EXPERIENCE UNANTICIPATED FLUCTUATIONS IN OUR OPERATING RESULTS FOR A VARIETY OF REASONS.  Our net sales, gross margin, and operating results may fluctuate significantly from period to period due to a number of factors, many of which are not readily predictable.  These factors include the following:

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

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY.  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities.  For example, unit sales of recreational vehicles (excluding conversion vehicles) peaked at approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996.  The industry peaked again in 1999 at approximately 321,000 units and declined in 2001 to 257,000 units.  In 2003, the industry climbed to approximately 321,000 units, but declined to 286,000 units during 2004.  The decline has continued into 2005.  Our business is subject to the cyclical nature of this industry.  Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence.  The recent decline in consumer confidence and slowing of the overall economy has adversely affected the recreational vehicle market.  An extended continuation of these conditions would materially affect our business, results of operations, and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES.  Although our products were offered by 332 dealerships located primarily in the United States and Canada as of July 2, 2005, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the quarter ended July 2, 2005, sales to one dealer, Lazy Days RV Center, accounted for 11.1% of total sales compared to 10.3% of sales in the same period ended last year.  For quarters ended July 3, 2004 and July 2, 2005, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 40.0% and 41.7% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER.  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $531.8 million as of July 2, 2005, with approximately 6.0% concentrated with one dealer.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK.  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.    For our RV dealers, terms are net 30 days for units that are financed by a third party lender.  Open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us.  Terms vary from net 30 days to net 180 days, depending on the specific agreement.  As of July 2, 2005, total trade receivables were $105.5 million, with approximately $89.0 million, or 84.4% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $16.5 million of open trade receivables were concentrated substantially all with one dealer.  For resort lot customers, funds are required at the time of closing.

WE MAY EXPERIENCE A DECREASE IN SALES OF OUR PRODUCTS DUE TO AN INCREASE IN THE PRICE OR A DECREASE IN THE SUPPLY OF FUEL.  An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could significantly affect our business.  Diesel fuel and gasoline have, at various times in the past, been either expensive or difficult to obtain, and prices of these commodities are currently at high levels on an historical basis.

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS.  A number of important components for our products are purchased from a single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana) for all diesel motor coaches, and chassis (Workhorse and Ford) for gas motor coaches.  We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements.  Consequently, the Company has periodically been placed on allocation of these and other key components.  The last significant allocations occurred in 1997 from Allison, and in 1999 from Ford.  An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

OUR INDUSTRY IS VERY COMPETITIVE.  WE MUST CONTINUE TO INTRODUCE NEW MODELS AND NEW FEATURES TO REMAIN COMPETITIVE.  The market for our products is very competitive.  We currently compete with a number of manufacturers of motor coaches, fifth wheel trailers, and travel trailers.  Some of these companies have greater financial resources than we have and extensive distribution networks.  These companies, or new competitors in the industry, may develop products that customers in the industry prefer over our products.

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

OUR PRODUCTS COULD FAIL TO PERFORM ACCORDING TO SPECIFICATIONS OR PROVE TO BE UNRELIABLE, CAUSING DAMAGE TO OUR CUSTOMER RELATIONSHIPS AND OUR REPUTATION AND RESULTING IN LOSS OF SALES.  Our customers require demanding specifications for product performance and reliability.  Because our products are complex and often use advanced components, processes and techniques, undetected errors and design flaws may occur.  Product defects result in higher product service and warranty and replacement costs and may cause serious damage to our customer relationships and industry reputation, all of which could negatively affect our sales and business.

OUR BUSINESS IS SUBJECT TO VARIOUS TYPES OF LITIGATION, INCLUDING PRODUCT LIABILITY AND WARRANTY CLAIMS.  We are subject to litigation arising in the ordinary course of our business, typically for product liability and warranty claims that are common in the recreational vehicle industry.  While we do not believe that the outcome of any pending litigation, net of insurance coverage, will materially adversely affect our business, results of operations, or financial condition, we cannot provide assurances in this regard because litigation is an inherently uncertain process.*

To date, we have been successful in obtaining product liability insurance on terms that we consider acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate.  We cannot be certain we will be able to obtain insurance coverage in the future at acceptable levels or that the costs of such insurance will be reasonable.  Further, successful assertion against us of one or a series of large uninsured claims, or of a series of claims exceeding our insurance coverage, could have a material adverse effect on our business, results of operations, and financial condition.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES, DELAYING PRODUCT DEVELOPMENT AND MANUFACTURING.  Our success depends in part upon attracting and retaining highly skilled professionals.  A number of our employees are highly skilled engineers and other technical professionals, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the industry.

OUR RECENT GROWTH HAS PUT PRESSURE ON THE CAPABILITIES OF OUR OPERATING, FINANCIAL, AND MANAGEMENT INFORMATION SYSTEMS.  In the past few years, we have significantly expanded the size and scope of our business, which has required us to hire additional employees.  Some of these new employees include new management personnel.  In addition, our current management personnel have assumed additional responsibilities.   The increase in our size over a relatively short period of time has put pressure on our operating, financial, and management information systems.  If we continue to expand, such growth would put additional pressure on these systems and may cause such systems to malfunction or to experience significant delays.

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR MANUFACTURING EQUIPMENT AUTOMATION PLAN.  As we continue to work towards involving automated machinery and equipment to improve efficiencies and quality, we will be subject to certain risks involving implementing new technologies into our facilities.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR ENTERPRISE RESOURCE PLANNING SYSTEM (ERP) IMPLEMENTATION.  We are implementing a new ERP system which is subject to certain risks including the following:

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

WE MAY EXPERIENCE DIFFICULTIES IN RELOCATING OUR BEND, OREGON MANUFACTURING FACILITY.  We recently announced that we will be closing our Bend, Oregon manufacturing plant and relocating those operations to our Coburg, Oregon plants.  This relocation will be subject to certain risks including the following:

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

We have determined that the provisions of EITF 04-10 will impact the disclosures to be included in future financial statements.

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

The Board has deferred the issuance of the final standard until sometime in 2005.  When those standards are finalized, we will implement them and appropriately present them in our future financial statements.

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

We will adopt the provisions of the Statement for the fiscal year beginning 2006.  If we had included the cost of the employee stock option compensation using the fair value method in our financial statements, our net income for the first two quarters of 2004 and 2005 would have been impacted by $421,000 and $454,000, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures are effective to ensure that material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held on May 18, 2005 in Wakarusa, Indiana, the Stockholders (i) elected four Class II directors to serve on the Company’s Board of Directors, and, (ii)  ratified the Company’s appointment of PricewaterhouseCoopers LLP as independent auditors.

The vote for the election of the four Class II directors was as follows:

Nominee	For	Withheld
John F. Cogan	27,957,774	767,286
Robert P. Hanafee, Jr.	22,065,015	6,660,045
Dennis D. Oklak	27,963,930	761,130
Roger A. Vandenberg	27,926,371	798,689

Other directors whose terms of office continued after the meeting are:

Kay L. Toolson
L. Ben Lytle
Richard A. Rouse
Daniel C. Ustian

The vote for ratifying the appointment of PricewaterhouseCoopers LLP was as follows:

For	Against	Abstained
28,397,833	288,646	38,581

Item 6.  Exhibits

Exhibits
10.1	Agreement between Monaco Coach Corporation and GE Commercial Distribution Finance dated June 28, 2005.
31.1	Sarbanes-Oxley Section 302(a) Certification.
31.2	Sarbanes-Oxley Section 302(a) Certification.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	August 11, 2005	/s/ P. Martin Daley
P. Martin Daley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBITS INDEX

Exhibit
Number	Description of Document

10.1	Agreement between Monaco Coach Corporation and GE Commercial Distribution Finance dated June 28, 2005.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section1 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.