Form 10-Q
period 2005-10-01
MONACO COACH CORP /DE/
filed 2005-11-10
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  October 1, 2005

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

YES ☒  NO ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

                The number of shares outstanding of common stock, $.01 par value, as of October 1, 2005:  29,557,074

MONACO COACH CORPORATION

FORM 10-Q

October 1, 2005

INDEX

Page Reference
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of January 1, 2005 and October 1, 2005.	4

Condensed Consolidated Statements of Income for the quarters and nine-month periods ended October 2, 2004 and October 1, 2005.	5

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 2, 2004 and October 1, 2005.	6

Notes to Condensed Consolidated Financial Statements.	7 - 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15 - 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4. Controls and Procedures.	30

PART II - OTHER INFORMATION

Item 6. Exhibits.	31

Signatures.	32

Certifications under Section 302(a) and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited: dollars in thousands, except share and per share data)

	January 1, 2005	October 1, 2005
ASSETS
Current assets:
Trade receivables, net	$127,380	$99,376
Inventories	169,777	178,437
Resort lot inventory	7,315	7,887
Prepaid expenses	5,190	4,450
Income taxes receivable	0	5,144
Deferred income taxes	33,188	32,797
Total current assets	342,850	328,091

Property, plant, and equipment, net	141,563	143,062
Debt issuance costs net of accumulated amortization of $661, and $636, respectively	571	480
Goodwill	55,254	55,254
Total assets	$540,238	$526,887

LIABILITIES
Current liabilities:
Book overdraft	$1,587	$2,888
Line of credit	34,062	12,715
Accounts payable	79,072	87,666
Product liability reserve	20,233	19,676
Product warranty reserve	32,369	29,279
Income taxes payable	2,087	0
Accrued expenses and other liabilities	31,533	38,677
Total current liabilities	200,943	190,901

Deferred income taxes	19,679	20,193
Total liabilities	220,622	211,094

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized,no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,425,787 and 29,557,074 issued and outstanding, respectively	294	296
Additional paid-in capital	57,454	58,826
Retained earnings	261,868	256,671
Total stockholders’ equity	319,616	315,793
Total liabilities and stockholders’ equity	$540,238	$526,887

See accompanying notes.

MONACO COACH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005

Net sales	$357,762	$296,953	$1,064,756	$930,278
Cost of sales	314,335	272,334	931,830	836,776
Gross profit	43,427	24,619	132,926	93,502

Selling, general, and administrative expenses	30,805	30,514	81,733	86,451
Plant relocation costs	0	1,480	0	3,832
Operating income (loss)	12,622	(7,375)	51,193	3,219

Other income, net	43	15	256	155
Interest expense	(370)	(271)	(1,147)	(943)
Income (loss) before income taxes and discontinued operations	12,295	(7,631)	50,302	2,431

Provision for income taxes, continuing operations	4,709	(3,227)	18,869	458

Net income (loss) from continuing operations	7,586	(4,404)	31,433	1,973

Loss from discontinued operations, net of tax provision	(150)	(1,559)	(126)	(1,858)

Net income (loss)	$7,436	$(5,963)	$31,307	$115

Earnings (loss) per common share:
Basic from continued operations	$0.26	$(0.15)	$1.07	$0.06
Basic from discontinued operations	$(0.01)	$(0.05)	$0.00	$(0.06)
Basic	$0.25	$(0.20)	$1.07	$0.00

Diluted from continued operations	$0.25	$(0.15)	$1.04	$0.06
Diluted from discontinued operations	$0.00	$(0.05)	$0.00	$(0.06)
Diluted	$0.25	$(0.20)	$1.04	$0.00

Weighted average common shares outstanding:
Basic	29,410,086	29,545,315	29,354,598	29,502,539
Diluted	29,962,722	29,868,628	29,981,063	29,862,363

See accompanying notes.

MONACO COACH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Nine Months Ended
	October 2, 2004	October 1, 2005

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income from continuing operations	$31,433	$1,973
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss on sale of assets	240	12
Depreciation and amortization	8,006	7,764
Deferred income taxes	832	905
Changes in working capital accounts:
Trade receivables, net	(40,134)	29,372
Inventories	(32,314)	(4,891)
Resort lot inventory	5,737	1,219
Prepaid expenses	(2,678)	732
Accounts payable	31,857	11,727
Product liability reserve	(128)	(557)
Product warranty reserve	4,350	(3,025)
Income taxes payable	3,508	(6,612)
Accrued expenses and other liabilities	6,284	6,046
Net cash provided by operating activities	16,993	44,665
Cash flows from investing activities:
Additions to property, plant, and equipment	(7,060)	(11,009)
Proceeds from sale of assets	1,927	72
Net cash used in investing activities	(5,133)	(10,937)
Cash flows from financing activities:
Book overdraft	0	1,301
Payments on lines of credit, net	0	(21,347)
Payments on long-term notes payable	(11,250)	0
Debt issuance costs	(66)	(39)
Dividends paid	(4,404)	(5,312)
Issuance of common stock	1,912	1,374
Net cash used by financing activities	(13,808)	(24,023)
Net cash used by discontinued operations	(2,712)	(9,705)
Net change in cash	(4,660)	0
Cash at beginning of period	13,066	0
Cash at end of period	$8,406	$0

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of January 1, 2005 and October 1, 2005, and the results of its operations and its cash flows for the quarters and nine months ended October 2, 2004 and October 1, 2005.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of January 1, 2005 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended January 1, 2005.

2.  Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	January 1, 2005	October 1, 2005
	(in thousands)
Raw materials	$75,853	$66,696
Work-in-process	71,387	61,681
Finished units	22,537	50,060
	$169,777	$178,437

3.     Line of Credit

The Company’s credit facility consists of a revolving line of credit of $105.0 million.  On October 1, 2005, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $12.7 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  At October 1, 2005, the interest rate was 5.47%.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  As of October 1, 2005, the Company is in compliance with its covenants.

4.     Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options.  For the quarter ended October 1, 2005, there were 655,960 non-dilutive options excluded from the diluted earnings per share calculation (zero for the quarter ended October 2, 2004).  The weighted average number of common shares used in the computation of earnings per common share are as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Basic
Issued and outstanding shares (weighted average)	29,410,086	29,545,315	29,354,598	29,502,539

Effect of Dilutive Securities
Stock Options	552,636	323,313	626,465	359,824
Diluted	29,962,722	29,868,628	29,981,063	29,862,363

5.              Stock Option Plans

          At October 1, 2005, the Company had three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.  All dollars represented are in thousands, except for per share data.

	Quarter Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005

Net income - as reported	$7,436	$(5,963)	$31,307	$115
Deduct: Total stock-based employeecompensation expense determined under fair value based method for all awards, net of related tax effects	236	296	574	750
	$7,200	$(6,259)	$30,733	$(635)

Earnings per share:
Basic - as reported	$0.25	$(0.20)	$1.07	$0.00
Basic - pro forma	$0.24	$(0.21)	$1.04	$(0.02)

Diluted - as reported	$0.25	$(0.20)	$1.04	$0.00
Diluted - pro forma	$0.24	$(0.21)	$1.03	$(0.02)

6.            Segment Reporting

Monaco Coach Corporation is a leading manufacturer of premium Class A and Class C motor coaches and towable recreational vehicles (“towables”) collectively referred to as the “RV Segment.”  Our product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” and “McKenzie” brand names.

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California.  The Resorts offer sales of individual lots to owners, and also offer a common interest in the amenities at the resort.  The Resorts provide destination locations for premium Class A recreational vehicle owners and help to promote the recreational lifestyle.

The following table provides the results of operations of the two segments of the Company for the quarters and nine months ended October 2, 2004 and October 1, 2005, respectively.  All dollars represented are in thousands.

	Quarter Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Recreational Vehicle Segment

Net sales	$353,288	$289,002	$1,047,924	$904,577
Cost of sales	311,918	269,357	922,106	827,627
Gross profit	41,370	19,645	125,818	76,950

Selling, general and administrative expenses	16,602	19,594	41,811	50,423
Other reconciling items	12,066	8,279	33,203	27,249
Plant relocation costs	0	1,480	0	3,832
Operating income (loss)	$12,702	$(9,708)	$50,804	$(4,554)

Motorhome Resorts Segment

Net sales	$4,474	$7,951	$16,832	$25,701
Cost of sales	2,417	2,977	9,725	9,149
Gross profit	2,057	4,974	7,107	16,552

Selling, general, and administrative expenses	796	1,721	3,029	5,751
Other reconciling items	1,341	920	3,689	3,028
Operating income (loss)	$(80)	$2,333	$389	$7,773

6.            Segment Reporting (continued)

	Quarter Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Reconciliation to Net Income

Operating income (loss):
Recreational vehicle segment	$12,702	$(9,708)	$50,804	$(4,554)
Motorhome resorts segment	(80)	2,333	389	7,773
Total operating income (loss)	12,622	(7,375)	51,193	3,219

Other income, net	43	15	256	155
Interest expense	(370)	(271)	(1,147)	(943)
Income (loss) before income taxes and discontinued operations	12,295	(7,631)	50,302	2,431

Provision for income taxes, continuing operations	4,709	(3,227)	18,869	458

Net income (loss) from continuing operations	7,586	(4,404)	31,433	1,973

Loss from discontinued operations, net of tax provision	(150)	(1,559)	(126)	(1,858)

Net income (loss)	$7,436	$(5,963)	$31,307	$115

Assets of the Recreational Vehicle and Motorhome Resorts Segments	January 1, 2005	October 1, 2005

Recreational vehicle segment	$529,826	$517,703
Motorhome resorts segment	10,412	9,184
Total assets	$540,238	$526,887

7.              Commitments and Contingencies

Repurchase Agreements

Many of the Company’s sales to independent dealers are made on a “floor plan” basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles.  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  These agreements provide that, for up to 18 months after a unit is shipped, the Company will repurchase a dealer’s inventory in the event of a default by a dealer to its lender.  In addition, on a limited basis, the Company will extend limited guarantees of repayment for dealers to assist in temporary credit constraints.  Guarantees of repayment are offered only to well qualified dealers.  As of October 1, 2005, approximately $75,000 worth of product was subject to this arrangement.

The Company’s liability under repurchase agreements is limited to the unpaid balance owed to the lending institution, and to guarantees referred to above, by reason of its extending credit to the dealer to purchase its vehicles, reduced by the resale value of vehicles which may be repurchased.  The risk of loss is spread over numerous dealers and financial institutions.

7.              Commitments and Contingencies (continued)

The approximate amount subject to contingent repurchase obligations arising from these agreements at October 1, 2005 is $490.9 million, with approximately 6.0% concentrated with one dealer.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $780,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

8.     Plant Relocation

On April 15, 2005, the Company announced plans to relocate the Bend, Oregon production operations to the Coburg, Oregon facility.  The Bend, Oregon operations ceased as of June 15, 2005.  The Company has recognized pre-tax charges in the quarter and nine month period ending October 1, 2005 of $1.5 million and $3.8 million, respectively.  The charges in the third quarter were primarily for the impairment of property, plant and equipment and rental expense related to the facility.

The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves. All dollars represented are in thousands.

	July 2, 2005	Cash payments	Non-cash adjustments	October 1, 2005

Lease commitment	$143	$(143)	$553	$553
Impairment of property, plant and equipment	0	0	510	510
Other	202	(77)	0	125
	$345	$(220)	$1,063	$1,188

9.     Discontinued Operations

During the third quarter of 2005, the Company announced that it planned to close its Royale Coach operations in Elkhart, Indiana.  Royale Coach produces Prevost bus conversion motor coaches with price points in excess of $1.4 million.  Royale Coach sells approximately 20 coaches per year and is not a significant portion of the Company’s overall business.  One time plant closure costs of approximately $1.6 million (net of tax) have been recognized in the third quarter of 2005.  The net loss from discontinued operations for the quarter and nine month period ending October 2, 2004 is net of a tax credit of $93,000 and $77,000, respectively.  For the quarter and nine month period ending October 1, 2005, is net of a tax credit of $520,000 and $619,000, respectively.

The operating results of Royale Coach are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified.  The components of discontinued operations for the periods presented are as follows. All dollars represented are in thousands.

	Quarter Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005

Net sales	$1,106	$1,077	$6,863	$5,452
Cost of sales	1,119	2,255	6,243	6,211
Gross profit	(13)	(1,178)	620	(759)

Selling, general and administrative expenses	230	901	823	1,718

Net loss from discontinued operations before income taxes	(243)	(2,079)	(203)	(2,477)
Income tax credit	(93)	(520)	(77)	(619)
Net loss from discontinued operations	$(150)	$(1,559)	$(126)	$(1,858)

9.     Discontinued Operations (continued)

The following major classes of assets and liabilities are included in discontinued operations in the Consolidated Balance Sheets:

	January 1, 2005	October 1, 2005
	(in thousands)
Assets of discontinued operations
Current assets	$8,143	$13,053
Net property, plant and equipment	101	92
	$8,244	$13,145

Current liabilities of discontinued operations	$4,412	$1,692

10.   Subsequent Events

On October 18, 2005, the Company announced plans to reduce the number of administrative and indirect labor employees by approximately 225, or 17 percent of the non-production work force.  The reduction will result in annual pre-tax savings of approximately $8 million.

On November 8, 2005, the Company announced that it had signed an agreement to purchase the Indiana based towable and motorized manufacturer R-Vision, Inc., R-Vision Motorized, LLC, Bison, LLC, and Roadmaster, LLC (collectively referred to as “R-Vision”).  The Company will pay $60.0 million for acquiring all of the stock of  R-Vision in a cash transaction financed by a combination of long-term debt and borrowings on its existing line of credit.  The Company expects to complete an amendment to its current financing facility concurrently with the expected closing of the transaction in November 2005.

11.   New Accounting Pronouncements

EITF 04-10

In September of 2004, the Financial Accounting Standards Board (the Board) issued EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about its reportable operating segments.  EITF 04-10 addresses how to determine if operating segments that do not meet the quantitative thresholds of FASB No. 131 are to be reported as separate segments.

EITF 04-10 is effective for fiscal years ending after September 15, 2005.

We have determined that the provisions of EITF 04-10 will impact the disclosures to be included in future financial statements.  Accordingly, we have adopted segment reporting for our Motorhome Resorts segment.

11.   New Accounting Pronouncements (continued)

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

We will adopt the provisions of the Statement for the fiscal year beginning 2006.  If we had included the cost of the employee stock option compensation using the fair value method in our financial statements, our net income for the first three quarters of 2004 and 2005 would have been impacted by approximately $574,000 and $750,000, respectively.

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

GENERAL

                Monaco Coach Corporation is a leading manufacturer of premium Class A and Class C motor coaches and towable recreational vehicles (“towables”) collectively referred to as the “RV Segment.”  Our product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” and “McKenzie” brand names.  Our products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $75,000 to $600,000 for motor coaches and from $20,000 to $65,000 for towables.

          The Company is in the process of completing the closure of its Royale Coach bus conversion operations in Elkhart, Indiana.  Royale Coach has historically produced about 20 bus conversions per year and has operated at break-even for most of the time it has been in operating production.  The Royale Coach operations are not a significant business line for the Company, and its closure is not expected to have a significant impact on the ongoing operations of the Company as a whole.  For the period ended October 1, 2005, the Company has recorded a loss from discontinued operations, net of tax, of $1.6 million.

                In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California.  The Resorts offer sales of individual lots to owners, and also offer a common interest in the amenities at the resort.  Lot prices at the two resorts range from $119,000 to $259,000.  Amenities at the Resorts include club house facilities, tennis, swimming, and golf.  The Resorts provide destination locations for premium Class A recreational vehicle owners, and help to promote the recreational lifestyle.

                Subsequent to October 1, 2005, the Company announced that it had signed an agreement to purchase the Indiana based towable and motorized manufacturer R-Vision, Inc., R-Vision Motorized, LLC, Bison, LLC, and Roadmaster, LLC (collectively referred to as “R-Vision”).  The Company will pay $60.0 million for acquiring all of the stock of  R-Vision in a cash transaction financed by a combination of long-term debt and borrowings on its existing line of credit.  The Company expects to complete an amendment to its current financing facility concurrently with the expected closing of the transaction in November 2005.

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended October 1, 2005 Compared to Quarter ended October 2, 2004

                The following table illustrates the results of consolidated operations for the quarters ended October 2, 2004, and October 1, 2005.  All dollars represented are in thousands.

	Quarter Ended October 2, 2004	% of Sales	Quarter Ended October 1, 2005	% of Sales	$ Change	% Change
Net sales	$357,762	100.0%	$296,953	100.0%	$(60,809)	-17.0%
Cost of sales	314,335	87.9%	272,334	91.7%	42,001	13.4%
Gross profit	43,427	12.1%	24,619	8.3%	(18,808)	-43.3%
Selling, general, and administrative expenses	30,805	8.6%	30,514	10.3%	(291)	0.9%
Plant relocation costs	0	0.0%	1,480	0.5%	1,480	—
Operating income (loss)	$12,622	3.5%	$(7,375)	-2.5%	$(19,997)	-158.4%

Performance in the third quarter of 2005

                The current market continues to be challenging, as we and other manufacturers contend for space on dealer lots.  Industry Class A retail registrations year-to-date through August 2005, compared to the same period in 2004, have decreased by 10.3%.  While our Class A retail market share was up 9%, our dealers appear to be reducing inventories on their lots, putting further pressures on our wholesale shipments.  In response, we offered additional dealer promotions to maintain market share, and slowed production rates to hold finished goods inventory to an acceptable level.  We expect that the current trend of dealer inventory reductions may continue into the fourth quarter of 2005.*

                Consolidated sales in the third quarter of 2005 were $297.0 million versus $357.8 million in the corresponding quarter of 2004, a 17% reduction.  This reduction in consolidated sales was predominantly due to the softening of wholesale demand in the recreational vehicle (RV) retail market, as dealers sought to reduce their inventory levels.

                Sales in the third quarter for towable products were bolstered by orders from the Federal Emergency Management Agency (FEMA) for temporary housing for hurricane Katrina victims.  The Company received orders for 2,000 of these units, and for the quarter produced and sold 680 of these units.  The preponderance of the remaining units will be produced by the end of 2005.

                Cost of sales decreased by $42.0 million from the third quarter of 2004 to the third quarter of 2005, but increased as a percent of sales by 3.8%.  This change was predominantly caused by lower sales volumes which created inefficiencies in our plants as production outputs were reduced, as well as increases in discounting of wholesale selling prices.  Further pressures on margin were created as fixed indirect cost of sales became a larger percentage of the lower sales volume.

                Selling, general, and administrative expenses (S,G,&A) decreased by $291,000 in the third quarter of 2005 to $30.5 million as compared to the third quarter of 2004, but increased as a percentage of sales  to 10.3% from 8.6% in 2004.  Increases in spending over the prior year, as a percentage of sales, are shown in the following table.  All dollars represented are in thousands, percentages are expressed as percent of net sales:

	Quarter Ended October 2, 2004	% of Sales	Quarter Ended October 1, 2005	% of Sales	Change in % of Sales
Salaries, bonus, and benefits expenses	$5,494	1.5%	$4,357	1.5%	—%
Selling expenses	9,714	2.7%	12,717	4.3%	1.6%
Settlement expense	4,331	1.2%	2,164	0.7%	-0.5%
Marketing expenses	4,203	1.2%	3,575	1.2%	—%
Other	7,063	2.0%	7,701	2.6%	0.6%
Total S,G,&A expenses	$30,805	8.6%	$30,514	10.3%	1.7%

The changes noted above, comparing October 2, 2004 to October 1, 2005, are discussed below:

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

                Plant relocation costs in the third quarter of 2005 were associated with the consolidation of our Bend, Oregon manufacturing facility to our Coburg, Oregon operations.  We relocated these operations in the second quarter of 2005 to improve utilization of our plants, to improve direct and indirect labor rates, and to reduce warranty and related costs.  Costs associated with the relocation of the Bend facility are comprised of employee termination, relocation, and job assistance programs.  In addition, we have incurred costs related to various operating leases and disposition of certain leasehold improvements and equipment items.  We expect that there will be minimal costs associated with the relocation in future periods.*

                Operating loss was $7.4 million, or 2.5% of sales, in the third quarter of 2005 compared to income of $12.6 million, or 3.5% of sales, in the similar 2004 period.  Decreases in operating income were due predominantly to lower sales, decreased gross margin, and increases in S,G,&A costs.

                Net interest expense was $271,000 in the third quarter of 2005 versus $370,000 in the comparable 2004 period, reflecting a lower level of borrowing during the third quarter of 2005.

                We reported a net benefit from income taxes of $3.2 million, or an effective tax rate of 42.3%, in the third quarter of 2005, compared to a $4.7 million tax provision, or an effective tax rate of 38.3% for the comparable 2004 period.  The increase in the effective tax rate (tax benefit) was due primarily to the impact of certain state income tax credits which have a larger impact on the effective tax rate as a percentage of income, due to the significantly lower income levels expected for 2005.

                Net losses for the third quarter of 2005 were  $6.0 million (including net of tax losses from discontinued operations of $1.6 million related to the closure of the Royale Coach facility, and pre-tax charges of $1.5 million for the relocation of the Beaver facility) compared to net income of $7.4 million in 2004 due to a decrease in sales combined with a lower operating margin, the effects of which were somewhat offset by a decrease in interest expense, and a change in the effective tax rate.

Third Quarter 2005 versus Third Quarter 2004 for the Recreational Vehicle Segment

The following table illustrates the results of the Recreational Vehicle Segment (RV Segment) for the quarters ended October 2, 2004, and October 1, 2005.  All dollars represented are in thousands.

	Quarter Ended October 2, 2004	% of Sales	Quarter Ended October 1, 2005	% of Sales	$ Change	% Change
Net sales	$353,288	100.0%	$289,002	100.0%	$(64,286)	-18.2%
Cost of sales	311,918	88.3%	269,357	93.2%	42,561	13.6%
Gross profit	41,370	11.7%	19,645	6.8%	(21,725)	-52.5%
Selling, general, and administrative expenses	16,602	4.7%	19,594	6.8%	(2,992)	-18.0%
Corporate overhead allocation	12,066	3.4%	8,279	2.9%	3,787	31.4%
Plant relocation costs	—	—	1,480	0.5%	(1,480)	—
Operating income (loss)	$12,702	3.6%	$(9,708)	-3.4%	$(22,410)	176.4%

                Total net sales for the RV Segment were down from $353.3 million in the third quarter of 2004, to $289.0 million in the third quarter of 2005.  Gross diesel motorized revenues were down 17.2%, gas motorized revenues were down 41.2% and towable revenues were up 18.7%.  Diesel products accounted for 72.1% of our third quarter RV Segment revenues while gas products were 12.5%, and towables were 15.5%.  The overall decrease in revenues reflected continuing challenges in the marketplace as dealers sought to lower their current inventories because of softened retail demand and higher interest costs associated with their floorplan borrowings.  Our overall unit sales were up 3.1% in the third quarter of 2005 to 3,467 units, with diesel motorized unit sales down 20.7% to 1,063 units, gas motorized unit sales down 43.2% to 437 units, and towable unit sales up 56.9% to 1,967 units.  Towable unit increases were predominantly the result of orders received related to FEMA emergency housing for hurricane Katrina victims.   In addition, due to the FEMA trailers, total average unit selling price decreased to $85,000 in the third quarter of 2005 from $106,000 in the same period last year.

                Gross profit for the third quarter of 2005 decreased to $19.6 million, down from $41.4 million in the third quarter of 2004, and gross margin decreased from 11.7% in the third quarter of 2004 to 6.8% in the third quarter of 2005.  The decrease in gross margin in 2005 is illustrated in the following table.  All dollars represented are in thousands, percentages are expressed as a percent of net sales:

	Quarter Ended October 2, 2004	% of Sales	Quarter Ended October 1, 2005	% of Sales	Change in % of Sales
Direct materials	$223,569	63.3%	$185,228	64.1%	0.8%
Direct labor	35,645	10.1%	31,344	10.9%	0.8%
Warranty	7,949	2.2%	4,813	1.7%	-0.5%
Other direct	16,924	4.8%	18,406	6.3%	1.5%
Indirect	27,831	7.9%	29,566	10.2%	2.3%
Total cost of sales	$311,918	88.3%	$269,357	93.2%	4.9%

                The changes noted above, comparing October 2, 2004 to October 1, 2005, are discussed below.

•                  Direct material increases, as a percent of sales, were mostly due to increases in products that have a higher material cost as a percentage of sales (such as for FEMA travel trailers), as well as an unfavorable physical inventory adjustment in the third quarter of 2005.

•                  Direct labor increases, as a percent of sales, were predominantly due to inefficiencies in the production lines related to plant consolidations and lower production run rates.

•                  Decreases in warranty expense, as a percent of sales, were due mostly to an improvement in the warranty experience on current year models.

•                  Increases in other direct costs, as a percent of sales, were due mostly to increases in employee health benefits, and delivery expense for the Company’s products.

•                  Increases in indirect costs, as a percent of sales, were due mostly to increased overhead costs per unit within the production facilities due to lower run rates in the third quarter of 2005 versus the same period in 2004.  In addition, employee benefits (related to worker’s compensation) and factory supplies increased, causing an overall increase in total dollars spent.

                Selling, general, and administrative expenses (S,G,&A), for the RV Segment, increased both as a percent of sales and in total dollars due in part to lower sales levels, and increases in selling expenses.  Corporate overhead allocation decreased due to lower management bonus levels allocated to the RV Segment as a result of lower profits.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

                Plant relocation costs were related to the costs incurred to relocate the Bend, Oregon manufacturing operations to the Coburg, Oregon plant.  We believe this relocation will ultimately result in improved margins for the Oregon operations.*

                Operating income (loss) decreased as both a percent of sales and in total dollars due to lower gross margins, increases in S,G,&A expenses, and from the relocation of the Bend, Oregon operations to the Coburg, Oregon facility.

Third Quarter 2005 versus Third Quarter 2004 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (Resorts Segment) for the quarters ended October 2, 2004, and October 1, 2005.  All dollars represented are in thousands.

	Quarter Ended October 2, 2004	% of Sales	Quarter Ended October 1, 2005	% of Sales	$ Change	% Change
Net sales	$4,474	100.0%	$7,951	100.0%	$3,477	77.7%
Cost of sales	2,417	54.0%	2,977	37.4%	(560)	23.2%
Gross profit	2,057	46.0%	4,974	62.6%	2,917	141.8%
Selling, general, and administrative expenses	796	17.8%	1,721	21.7%	(925)	-116.2%
Corporate overhead allocation	1,341	30.0%	920	11.6%	421	31.4%
Operating income (loss)	$(80)	-1.8%	$2,333	29.3%	$2,413	3,016.3%

                Net sales increased 77.7% to $8.0 million compared to $4.5 million for the same period last year.  This increase was due in part to a buildup of pending lot sales from the second quarter of 2005, that were closed and funded in the third quarter of 2005.  In addition, strong demand added significantly to the sales on a year-over-year basis.

                Gross profit for the Resorts Segment increased to 62.6% of sales compared to 46.0% of sales in the same period last year.  This was due to a heavier absorption of infrastructure costs in earlier phases.  These costs were expensed in earlier phases, due to uncertainties as to the ultimate completion and sale of the entire projects. The result was an improvement in the gross margins in the later phases of the developments, and most particularly in the third quarter of 2005.

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

Nine months ended October 1, 2005 Compared to Nine months ended October 2, 2004

                The following table illustrates the results of consolidated operations for the nine month period ended October 2, 2004, and October 1, 2005.  All dollars represented are in thousands.

	Nine Months Ended October 2, 2004	% of Sales	Nine Months Ended October 1, 2005	% of Sales	$ Change	% Change
Net sales	$1,064,756	100.0%	$930,278	100.0%	$(134,478)	-12.6%
Cost of sales	931,830	87.5%	836,776	90.0%	95,054	10.2%
Gross profit	132,926	12.5%	93,502	10.0%	(39,424)	-29.7%
Selling, general, and administrative expenses	81,733	7.7%	86,451	9.3%	(4,718)	-5.8%
Plant relocation costs	—	—	3,832	0.4%	(3,832)	—
Operating income	$51,193	4.8%	$3,219	0.3%	$(47,974)	-93.7%

                Consolidated sales for the nine month period ending October 1, 2005 were $930.3 million versus $1.1 billion, a 12.6% reduction.  This reduction was predominantly due to softening of wholesale demand in the RV market as dealers sought to reduce their carrying levels of finished goods.

                Cost of sales decreased by $95.0 million from the nine month period of 2004 to the nine month period of 2005, but increased as a percent of sales by 2.5%.  This change was predominantly caused by lower sales volumes which created inefficiencies in our plants as production outputs were reduced, as well as increases in discounting of wholesale selling prices.  Further pressures on margin were created as fixed indirect cost of sales became a larger percentage of the lower sales volume.

                Selling, general, and administrative expenses (S,G,&A) increased by $4.7 million to $86.5 million for the  first nine months of 2005 and increased as a percentage of sales from 7.7% in 2004 to 9.3% in 2005.  Increases in spending over the prior year, as a percentage of sales, are shown in the following table.  All dollars represented are in thousands, percentages are expressed as a percent of net sales:

	Nine Months Ended October 2, 2004	% of Sales	Nine Months Ended October 1, 2005	% of Sales	Change in % of Sales
Salaries, bonus, and benefits expenses	$19,436	1.8%	$14,087	1.5%	-0.3%
Selling expenses	25,344	2.4%	32,635	3.5%	1.1%
Settlement expense	8,863	0.8%	7,956	0.9%	0.1%
Marketing expenses	9,238	0.9%	8,690	0.9%	0.0%
Other	18,852	1.8%	23,083	2.5%	0.7%
Total S,G,&A expenses	$81,733	7.7%	$86,451	9.3%	1.6%

The changes noted above, comparing the nine month period ended October 2, 2004 to the nine month period ended October 1, 2005, are discussed below.

•                  Decreases in salaries, bonus, and benefits expenses, as a percent of sales, were due primarily to reduced management bonus.

•                  Increases in selling expenses, as a percent of sales, were due to continued sales efforts to assist dealers in developing programs  to increase customer awareness of product offerings.

•                  Increases in settlement expense (litigation settlement expense), in total dollars, as a percent of sales were due to expenses returning to more normalized levels in the first three quarters of 2005 versus the corresponding period in 2004.

•                  Increases in other expenses were due primarily to costs associated with the installation of new information systems, as well as start up costs for the new franchise program.

                Plant relocation costs were associated with the consolidation of our Bend, Oregon manufacturing facility to our Coburg, Oregon operations.  We relocated these operations to improve utilization of our plants, to improve direct and indirect labor rates, and to reduce warranty and related costs.  Costs associated with the relocation of the Bend facility are comprised of employee termination, relocation, and job assistance programs.  In addition, we have incurred costs related to various operating leases and disposition of certain leasehold improvements and equipment items.  We expect that there will be minimal costs associated with the relocation in future periods.*

                Operating income was $3.2 million, or 0.3% of sales, for the nine months of 2005 compared to $51.2 million, or 4.8% of sales, in the similar 2004 period.  Decreases in operating income were due predominantly to lower sales, increases in S,G,&A costs, and inefficiencies from reduced production levels.

                Net interest expense was $943,000 for the nine month period of 2005 versus $1.1 million in the comparable 2004 period, reflecting a lower level of borrowing during the first nine months of 2005.

                We reported a provision for income taxes of $458,000, or an effective tax rate of 18.8% for the first nine months of 2005, compared to $18.9 million, or an effective tax rate of 37.5% for the comparable 2004 period.  The decrease in the effective tax rate as a percentage of income, was due primarily to certain state tax credits which have a larger impact on the effective tax rate due to the significantly lower income levels expected for 2005.

                Net income for the nine month period of 2005 was $115,000 (which includes a net loss from discontinued operations of $1.9 million related to the closure of the Royale Coach facility) compared to $31.3 million in 2004 due to a decrease in sales combined with a lower operating margin, the effects of which were somewhat offset by a decrease in interest expense, and a decrease in the effective tax rate.

Nine Months of 2005 versus Nine Months 2004 for the Recreational Vehicle Segment

The following table illustrates the results of the RV Segment for the nine month period ending October 2, 2004, and October 1, 2005.  All dollars represented are in thousands.

	Nine Months Ended October 2, 2004	% of Sales	Nine Months Ended October 1, 2005	% of Sales	$ Change	% Change
Net sales	$1,047,924	100.0%	$904,577	100.0%	$(143,347)	-13.7%
Cost of sales	922,105	88.0%	827,627	91.5%	94,478	10.2%
Gross profit	125,819	12.0%	76,950	8.5%	(48,869)	-38.8%
Selling, general, and administrative expenses	41,811	4.0%	50,423	7.4%	(8,612)	-20.6%
Corporate overhead allocation	33,204	3.2%	27,249	1.4%	5,955	17.9%
Plant relocation costs	—	—	3,832	0.4%	(3,832)	—
Operating income (loss)	$50,804	4.8%	$(4,554)	-0.7%	$(55,358)	-109.0%

                Total net sales for the RV Segment were down from $1.0 billion in the first nine months of 2004, to $904.6 million in the first nine months of 2005.  Gross diesel motorized  revenues were down 11.3%, gas motorized revenues were down 36.1% and towable revenues were up 10.3%.  Diesel products accounted for 75.2% of our nine months RV Segment revenues while gas products were 12.3%, and towables were 12.5%.  The overall decrease in revenues reflected continuing challenges in the market place as dealers sought to match their current inventories because of softened retail demand and higher interest costs for their floorplan borrowings.  Our overall unit sales were down 5.5% in the first nine months of 2005 to 9,303 units, with diesel motorized unit sales down 15.1% to 3,506 units, gas motorized unit sales down 37.8% to 1,398 units, and towable unit sales were up 26.8% to 4,399 units.  Towable unit increases were predominantly the result of orders received related to FEMA emergency housing for hurricane Katrina victims.   In addition, due to the FEMA trailers the average unit selling prices decreased to $98,900 for the nine months of 2005 from $107,800 in the same period last year.

                Gross profit for the nine month period of 2005 decreased to $77.0 million, down from $125.8 million in 2004, and gross margin decreased from 12.0% in the first nine months of 2004 to 8.5% in the first nine months of 2005.  The decrease in gross margin in 2005 is illustrated in the following table.  All numbers represented are in thousands, percentages are expressed as a percent of net sales:

	Nine Months Ended October 2, 2004	% of Sales	Nine Months Ended October 1, 2005	% of Sales	Change in % of Sales
Direct materials	$654,895	62.5%	$573,446	63.4%	0.9%
Direct labor	105,952	10.1%	92,891	10.3%	0.2%
Warranty	27,674	2.6%	21,575	2.4%	-0.2%
Other direct	49,132	4.7%	52,315	5.8%	1.1%
Indirect	84,452	8.1%	87,400	9.6%	1.5%
Total cost of sales	$922,105	88.0%	$827,627	91.5%	3.5%

                The changes noted above, comparing October 2, 2004 to October 1, 2005, are discussed below.

•                  Direct material increases, as a percent of sales, were mostly due to increases in products that have a higher material cost as a percentage of sales, as well as an unfavorable physical inventory adjustment in the third quarter of 2005.

•                  Direct labor increases, as a percent of sales, were predominantly due to changes in product mix and inefficiencies created in the plants for relocation of product lines and lower run rates.

•                  Decreases in warranty expense, as a percent of sales, were due mostly to a slight decrease in the warranty experience on current year models.

•                  Increases in other direct costs, as a percent of sales, were due mostly to increased overhead costs per unit within the production facilities due to lower run rates in 2005 versus the same period in 2004, as well as increases in employee health benefits, and delivery expense for the Company’s products.

•                  Increases in indirect costs, as a percent of sales, were due mostly to inefficiencies within the production facilities associated with lower run rates in the first nine months of 2005 versus the same period in 2004.

                Selling, general, and administrative expenses (S,G,&A) for the RV Segment increased both as a percent of sales and in total dollars due in part to lower sales levels and increases in selling expenses.  Corporate overhead allocation decreased due to lower management bonus levels allocated to the RV Segment as a result of lower profits.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

                Plant relocation costs are related to the costs incurred to relocate the Bend, Oregon manufacturing operations to the Coburg, Oregon plant.  We believe this relocation will ultimately result in improved margins for the Oregon operations.*

                Operating income decreased as both a percent of sales and in total dollars due to lower gross margins, increases in S,G,&A expenses, and from the relocation of the Bend, Oregon operations to the Coburg, Oregon facility.

Nine Months 2005 versus Nine Months 2004 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (Resorts Segment) for the nine month period ended October 2, 2004, and October 1, 2005.  All dollars represented are in thousands.

	Nine Months Ended October 2, 2004	% of Sales	Nine Months Ended October 1, 2005	% of Sales	$ Change	% Change
Net sales	$16,832	100.0%	$25,701	100.0%	$8,869	52.7%
Cost of sales	9,725	57.8%	9,149	35.6%	576	5.9%
Gross profit	7,107	42.2%	16,552	64.4%	9,445	132.9%
Selling, general, and administrative expenses	3,029	18.0%	5,751	22.4%	(2,722)	-89.9%
Corporate overhead allocation	3,689	21.9%	3,028	11.8%	661	17.9%
Operating income	$389	2.3%	$7,773	30.2%	$7,384	1,898.2%

                Net sales increased 52.7% to $25.7 million compared to $16.8 million for the same period last year.  This was due to the continued strong demand for lots at both of our resort locations.

                Gross profit for the Resorts Segment increased to 64.4% of sales compared to 42.2% of sales in the same period last year. This was due to a heavier absorption of infrastructure costs in earlier phases.  These costs were expensed in earlier phases, due to uncertainties as to the ultimate completion and sale of the entire projects.   The result was an improvement in the gross margins in the later phases of the developments, and most particularly in the second and third quarters of 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

                Our primary sources of liquidity are internally generated cash from operations and available borrowings under our credit facilities.  During the first nine months of 2005, we generated cash of $44.7 million from continuing operating activities.  We generated $9.7 million from net income and non-cash expenses such as depreciation and amortization. Other sources of cash included a $29.4 million decrease in accounts receivables, an $11.7 million increase in accounts payable, a $6.0 million increase in accrued liabilities, and a $1.2 million decrease in resort lot inventory.  Accounts receivable decreased due to the decrease in net sales, and improvements in accounts receivable turns during the third quarter.  Increases in accounts payable and accrued liabilities were due to timing of payments.  Decreases in resort lot inventories were the result of strong sales during the year.  These sources of cash were offset by a $4.9 million increase in inventories, a $3.0 million decrease in product warranty reserves, a $557,000 decrease in product liability reserve, and a $6.6 million decrease in tax liability.

                The Company’s credit facility consists of a revolving line of credit of up to $105.0 million.  As of October 1, 2005, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $12.7 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio.  The Company also pays interest monthly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The Revolving Loan is collateralized by all the assets of the Company and includes various restrictions and financial covenants.  The Company was in compliance with these covenants at October 1, 2005.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

                The Company is currently negotiating with its lenders to amend its credit facility to include the addition of a $40.0 million term note to complete its recently announced agreement for the purchase of R-Vision.  Terms of the note will include quarterly principal payments over five years, with interest rates based either on Prime or LIBOR based on the Company’s leverage ratio.  The Company expects to complete the amendment concurrently with the close of the R-Vision acquisition in the month of November 2005.

            Our principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of our dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At October 1, 2005, we had working capital of approximately $137.2 million, a decrease of $4.7 million from working capital of $141.9 million at January 1, 2005.  We have been using cash flow from operations to finance our capital expenditures.

            We believe that cash flow from operations and funds available under our credit facilities will be sufficient to meet our liquidity requirements for the next 12 months.*  Our capital expenditures were $11.0 million in the first nine months of 2005, which included costs related to installation of certain automated machinery, enhancements to the

Company’s information system infrastructure, as well as various other routine capital expenditures.  We anticipate that capital expenditures for all of 2005 will be approximately $17 to $19 million, which includes expenditures to purchase additional machinery and equipment in both our Coburg, Oregon and Wakarusa, Indiana facilities, signage and kiosk purchases for our franchised dealers, as well as upgrades to existing information systems infrastructures.*  We may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if we significantly increase the level of working capital assets such as inventory and accounts receivable.  We may also from time to time seek to acquire businesses, such as our current planned acquisition of R-Vision, that would complement our current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by us.

            As is typical in the recreational vehicle industry, many of our retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  We have agreements with several institutional lenders under which we currently have repurchase obligations.  Our contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  Our obligations under these repurchase agreements vary from period to period up to 18 months.  At October 1, 2005, approximately $490.9 million of products sold by us to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.0% concentrated with one dealer.  On a limited basis, we may also grant a repurchase agreement that has a component of limited guarantee of payment on behalf of the dealer in the event of default.  At October 1, 2005, we had approximately $75,000 of product subject to a repurchase agreement of this nature.  Historically, we have been successful in mitigating losses associated with repurchase obligations.  During the third quarter of 2005, the losses associated with the exercise of repurchase agreements with institutional lenders was $20,000. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.  Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter.  Financial institutions that provide floor-plan financing also perform credit reviews and floor checks on an ongoing basis.  We also closely monitor sales to dealers that we consider a higher credit risk.  The repurchase period is limited, usually to a maximum of 18 months.  We believe these activities minimize the number of required repurchases.  Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period.  Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount.  Therefore, there is already some built in discount when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.  This helps minimize the losses we incur on repurchased inventory.

            As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Operating Leases (1)	$897	$3,530	$2,571	$4,488	$11,486
Total Contractual Cash Obligations	$897	$3,530	$2,571	$4,488	$11,486

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (2)	$7,500	$97,500	$0	$0	$105,000
Guarantees	0	19,100 (1)	0	0	19,100
Repurchase Obligations (3)	0	490,914	0	0	490,914
Total Commitments	$7,500	$607,514	$0	$0	$615,014

(1)   Various leases including manufacturing facilities, aircraft,  machinery and equipment, and certain guarantees of manufacturers repurchase commitments.  See Note 7 to the Condensed Consolidated Financial Statements.

(2)   See Note 3  to the Condensed Consolidated Financial Statements.  The amount listed represents available borrowings on the line of credit at October 1, 2005.

(3)   Reflects obligations under manufacturer repurchase commitments.  See Note 7 to the Condensed Consolidated Financial Statements.

INFLATION

            During 2004 and to a lesser extent in the first nine months of 2005, we experienced increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on our production costs.  Accordingly, in 2004 we adjusted selling prices to compensate for increases in commodity pricing.  Also, due to increases in fuel prices, particularly in 2005, our cost of delivering coaches to our dealers has risen.  Accordingly we have increased our delivery charges for the fourth quarter of 2005 to offset these rising costs.  While we do not anticipate additional price increases, we may from time to time increase our prices to maintain gross profit margins.  If we should continue to experience adverse trends in these prices it could have a materially adverse impact on our business going forward.

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

            INVENTORY ALLOWANCE  The Company writes down its inventory for obsolescence and for the difference between the cost of inventory and its estimated market value. These write-downs are based on assumptions about future sales demand and market conditions. If actual sales demand or market conditions change from those projected by management, additional inventory write-downs may be required.

            INCOME TAXES  When preparing its consolidated financial statements, the Company must estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

            ACQUISITION OF R-VISION AND AFFILIATES.   We announced on November 8, 2005 that we had agreed with Indiana based towable and motorhome manufacturer R-Vision, Inc., R-Vision Motorized, LLC, Bison, LLC, and Roadmaster, LLC (collectively “R-Vision”) to acquire all of the outstanding shares of R-Vision.  The process of integration may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business.  This may cause an interruption or a loss of momentum in our operating activities which in turn could have a material adverse affect on our operating results and financial condition.  Moreover, the acquisition involves a number of additional risks, such as the loss of key employees of R-Vision as a result of the acquisition, the incorporation of acquired products into our existing product line, the amortization of debt issuance costs, and the difficulty of integrating disparate corporate cultures.  Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on our operating results and financial condition.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES.  Although our products were offered by 332 dealerships located primarily in the United States and Canada as of October 1, 2005, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the quarter ended October 1, 2005, sales to one dealer, Lazy Days RV Center, accounted for 9.6% of total sales compared to 6.1% of sales in the same period ended last year.  For quarters ended October 2, 2004 and October 1, 2005, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 32.6% and 36.9% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER.  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products.  These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $490.9 million as of October 1, 2005, with approximately 6.0% concentrated with one dealer.  If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO CONCENTRATION RISK.  We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.    For our RV dealers, terms are net 30 days for units that are financed by a third party lender.  Open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us.  Terms vary from net 30 days to net 180 days, depending on the specific agreement.  As of October 1, 2005, total trade receivables were $99.4 million, with approximately $82.7 million, or 83.2% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $16.7 million of open trade receivables were concentrated substantially all with one dealer.  For resort lot customers, funds are required at the time of closing.

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

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS.  A number of important components for our products are purchased from a single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of our transmissions (Allison), axles (Dana) for all diesel motor coaches, and chassis (Workhorse and Ford) for gas motor coaches.  We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements.  Consequently, the Company has periodically been placed on allocation of these and other key components.  The last significant allocations occurred in 1997 from Allison and in 1999 from Ford.  An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

EITF 04-10

                In September of 2004, the Financial Accounting Standards Board (the Board) issued EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about its reportable operating segments.  EITF 04-10 addresses how to determine if operating segments that do not meet the quantitative thresholds of FASB No. 131 are to be reported as separate segments.

                EITF 04-10 is effective for fiscal years ending after September 15, 2005.

                We have determined that the provisions of EITF 04-10 will impact the disclosures to be included in future financial statements.  Accordingly we have adopted segment reporting for our Motorhome Resorts segment.

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

                We will adopt the provisions of the Statement for the fiscal year beginning 2006.  If we had included the cost of the employee stock option compensation using the fair value method in our financial statements, our net income for the first three quarters of 2004 and 2005 would have been impacted by $574,000 and $750,000, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No changes this quarter.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

MONACO COACH CORPORATION

Dated: November 10, 2005	/s/ P. Martin Daley
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