Form 10-K
period 2005-12-31
MONACO COACH CORP /DE/
filed 2006-03-16
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on December 31, 2005, based upon the closing sale price of the Common Stock on July 2, 2005 as reported on the New York Stock Exchange, was approximately $456.1 million. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 1, 2006 the Registrant had 29,681,833 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2006 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

This document consists of 75 pages. The Exhibit Index appears at page 71 and 74.

INDEX

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation those below marked with an asterisk (*). In addition, the Company may from time to time make oral forward-looking statements through statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under Item 1A. Risk Factors.

ITEM 1. BUSINESS

OVERVIEW

Monaco Coach Corporation (the “Company”) is a leading manufacturer of premium recreational vehicles including Class A, B, and C motor coaches, as well as towable recreational vehicles. The Company also develops and sells luxury motorcoach resort facilities. These three operations, while closely tied into the recreational lifestyle, are segmented for reporting purposes as the Motorized Recreational Vehicle (MRV) segment, the Towable Recreational Vehicle (TRV) segment, and the Motorhome Resort (MR) segment. The following table represents the net sales by segment for the fiscal years 2003, 2004, and 2005. All numbers are in thousands:

	2003	% of Sales	2004	% of Sales	2005	% of Sales
Motorized Recreational Vehicle Segment	$1,059,347	91.5%	$1,234,233	89.1%	$1,017,766	82.3%
Towable Recreational Vehicle Segment	87,980	7.6%	129,331	9.3%	185,433	15.0%
Motorhome Resort Segment	10,756	0.9%	22,705	1.6%	33,039	2.7%
Total Sales	$1,158,083	100.0%	$1,386,269	100.0%	$1,236,238	100.0%

RECENT BUSINESS CHANGES

On November 18, 2005 the Company acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (“R-Vision”), which manufactures towable and motorized products.  The Company believes that developing relationships with a broad base of first-time buyers, coupled with the Company’s strong emphasis on quality, customer service and design innovation, will foster brand loyalty and increase the likelihood that, over time, more customers will trade-up through the Company’s line of products.  Attracting larger numbers of first-time buyers is important to the Company because of the Company’s belief that many recreational vehicle customers purchase multiple recreational vehicles during their lifetime.

During the third quarter of 2005, the Company announced that it was closing its Royale Coach operations in Elkhart, Indiana.  Royale Coach produced Prevost bus conversion motor coaches with price points in excess of $1.4 million.  Royale Coach sold approximately 20 coaches per year and was not a significant portion of the Company’s overall business.  As of the end of 2005, all closure costs have been accrued for in the Company’s financial statements.

MOTORIZED RECREATIONAL VEHICLE SEGMENT

The Company is a leading manufacturer of motorized recreational vehicles.  The Company’s motorized product line consists of 37 models under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” “McKenzie”, and “R-Vision” brand names.  The Company’s motorized products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $45,000 to $575,000.  Based upon retail registrations in 2005, the Company believes it had a 26.0% share of the market for diesel Class A motor coaches, a 10.3% share of the market for gas Class A motor coaches, a 18.1% share of the market for all Class A motor coaches, and a 3.2% share for all Class C motor coaches.  At December 31, 2005, the Company’s products were sold through an extensive network of approximately 580 dealer lots located primarily in the United States and Canada.

TOWABLE RECREATIONAL VEHICLE SEGMENT

The Company manufactures 34 models of towable recreational vehicles under the “Holiday Rambler,” “McKenzie”, and “R-Vision” brand names.  The Company’s towable products, range in suggested retail price from $1,000 to $70,000.  Based upon retail registrations in 2005, the Company believes it had a 4.5% share of the market for fifth wheel towables and a 5.1% share of the market for travel trailers.  At December 31, 2005, the Company’s products were sold through an extensive network of approximately 580 dealer lots located primarily in the United States and Canada.

MOTORHOME RESORTS SEGMENT

The Company’s motorhome resorts are located in Indio, California, and Las Vegas, Nevada.  The resorts provide high-end luxury destination locations for owners of Class A motorhomes, that include amenities such as golf courses, swimming pools, tennis courts, and full recreational vehicle hookups for utilities.  The Company sells individual lots through independent real estate agents, and the owner shares a common interest in the resort amenities.  As of December 31, 2005, the Company had sold 534 of the 564 lots that have been developed.  Both the Las Vegas and Indio resorts have future phases to develop, and will continue to provide resort lot sales activity through the second quarter of 2007. In addition to these two resorts, the Company is actively seeking new properties to acquire, with the intent of developing new resorts for selling seasons in late 2007 and 2008.

The resort development business is regulated by various governmental authorities for site planning, environmental impact studies, and land usage. To comply with the requirements imposed by these various authorities the Company employs technical staff, and utilizes outside legal counsel.

The motorhome resort industry is highly fragmented, with no single development company occupying a dominant position.    While there are no single large competitors in the motorhome resort development segment, the Company nonetheless competes with state, county, and national parks and campgrounds, privately owned campgrounds such as KOA, and independent developers.   The geographic markets that the Company has targeted are located in the southeast (Florida), and the southwest (California and Nevada).    These areas provide destination locations that have major cities or resort destinations that provide attractions outside of the motorhome resorts themselves.

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

MOTORIZED AND TOWABLE RECREATIONAL VEHICLE PRODUCTS

The Company’s recreational vehicles (comprised of both motorized and towable vehicles) are designed to offer all the comforts of home within a 215 to 415 square foot area. Accordingly, the interior of the recreational vehicle is designed to maximize use of available space. The Company’s products are designed with five general areas, all of which are smoothly integrated to form comfortable and practical mobile accommodations. The five areas are the living room, kitchen, dining room, bathroom, and bedroom. For each model, the Company offers a variety of interior layouts.

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

The following tables illustrate our motorized and towable recreational vehicle segment offerings as of December 31, 2005:

MOTORIZED VEHICLES

COMPANY PRODUCTS

CURRENT SUGGESTED
TYPE	RETAIL PRICE RANGE
Class A Diesel
Monaco	$134,000 - $565,000
Holiday Rambler	$134,000 - $445,000
Beaver	$240,000 - $575,000
Safari	$185,000 - $215,000

Class A Gas
Monaco	$ 80,000 - $150,000
Holiday Rambler	$ 80,000 - $150,000
Safari	$ 80,000 - $130,000
R-Vision	$ 80,000 - $130,000

Class C
Monaco	$ 80,000 - $ 86,000
Holiday Rambler	$ 65,000 - $ 85,000
Safari	$ 65,000 - $ 75,000
R-Vision	$ 45,000 - $ 65,000

TOWABLE VEHICLES

COMPANY PRODUCTS

CURRENT SUGGESTED
TYPE	RETAIL PRICE RANGE
Fifth Wheels
McKenzie	$ 28,000 - $ 65,000
Holiday Rambler	$ 28,000 - $ 63,000
R-Vision	$ 8,200 - $ 70,000

Travel Trailers
McKenzie	$ 25,000 - $ 32,000
Holiday Rambler	$ 25,000 - $ 45,000
R-Vision	$ 1,000 - $ 40,000

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

The Company expensed $1.2 million, $1.3 million, and $1.5 million for research and development in the fiscal years 2003, 2004, and 2005, respectively.

SALES AND MARKETING FOR MOTORIZED AND TOWABLE RECREATIONAL VEHICLES

DEALERS

The Company expanded its dealer network over the past year to approximately 580 dealership lots primarily located in the United States and Canada at December 31, 2005. Revenues generated from shipments to dealerships located outside the United States were approximately 3.6%, 3.4%, and 5.6% of total sales for the fiscal years 2003, 2004, and 2005, respectively. Sales to the Company’s dealerships are subject to concentrations. Sales to the top dealer in the recreational vehicle segments accounted for 12.6%, 10.9%, and 10.9% of total sales for the years ended 2003, 2004, and 2005 respectively. The Company intends to continue to expand its dealer network, primarily by targeting key geographic regions where the Company’s products are not well represented.*  The Company maintains an internal sales organization consisting of 40 account executives who service the Company’s dealer network.

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

Dealers typically finance their inventory through revolving credit facilities established with asset-based lending institutions, including specialized finance companies and banks. It is industry practice that such “floor plan” lenders require recreational vehicle manufacturers to agree to repurchase (for a period of 12 to 18 months from the date of the dealer’s purchase) motor coaches and towables previously sold to the dealer in the event the dealer defaults on its financing agreements. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Note 19 of Notes to the Company’s Consolidated Financial Statements.

ADVERTISING AND PROMOTIONS

The Company advertises regularly in trade journals and magazines, participates in cooperative advertising programs with its dealers, and produces color brochures depicting its models’ performance features and amenities. The Company also promotes its products with direct incentive programs to dealer sales personnel linked to sales of particular models.

An important marketing activity for the Company is its participation with its dealers in the more than 250 recreational vehicle trade shows and rallies each year. National trade shows and rallies, which can attract as many as 30,000 attendees, are an integral part of the Company’s marketing process because they enable potential retail customers to compare and contrast all the products offered by the major recreational vehicle manufacturers. Setting up attractive display areas at major trade shows to highlight the newest design innovations and features of its products is critical to the Company’s success in attracting and maintaining its dealer network and in generating enthusiasm at the retail customer level. The Company also provides complimentary service for minor repairs to its customers at several rallies.

The Company attempts to encourage and reinforce customer loyalty through support of owners’ clubs of its products so that they may share experiences and communicate with each other. The clubs of the Company’s products currently have more than 30,000 members. The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company’s new models and obtain maintenance and service guidance. Attendance at Company-sponsored rallies can be as high as 2,100 recreational vehicles per year. The Company receives support from its dealers and suppliers to host these rallies.

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

The Company offers a limited warranty to all new vehicle purchasers. The Company’s current limited warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (a limited structural warranty has a duration of five years for the front and sidewall frame structure, and a limited three year warranty for the Roadmaster chassis). In addition, customers are protected by the limited warranties of major component suppliers such as those of Cummins Engine Company, Inc. (“Cummins”) (diesel engines), Caterpillar Inc. (“Caterpillar”) (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation (“Dana”) (axles), Allison Transmission Division of General Motors Corporation (“Allison”) (transmissions), Workhorse (chassis), Onan (generators), and Ford Motor Company (“Ford”) (chassis). The Company’s limited warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company’s dealers or authorized service centers. As of December 31, 2005, the Company had approximately 580 dealerships providing service to owners of the Company’s products. In addition, owners of the Company’s diesel products have access to the entire Cummins and Caterpillar dealer networks, which include over 2,000 repair centers.

The Company operates service centers in Harrisburg, Oregon; Elkhart, Indiana; and in Wildwood, Florida. The Company had approximately 673 employees in customer service at December 31, 2005. The Company maintains individualized production records and a computerized warranty tracking system which enable the Company’s service personnel to identify problems quickly and to provide individualized customer service. While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center.

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

MANUFACTURING

The Company currently operates motorized manufacturing facilities in Coburg, Oregon; Wakarusa, Indiana; and in Warsaw, Indiana. The Company’s towable manufacturing facilities are in Elkhart, Indiana; Milford, Indiana; Warsaw, Indiana; and Goshen, Indiana.

The Company’s motor coach production capacity at the end of 2005 based on a single shift five-day work week, was 54 motorized products per day, and 125 towable units per day. The Company is currently utilizing approximately 55% of total capacity and therefore believes it is positioned to take advantage of future growth potential of the Company’s products within the RV market.*

The Company believes that its manufacturing process is one of the most vertically integrated in the recreational vehicle industry. By manufacturing a variety of items, including the Roadmaster semi-monocoque diesel chassis, plastic components, some of its cabinetry and fiberglass parts, as well as many subcomponents, the Company maintains increased control over scheduling, component production, and overall product quality. In addition, vertical integration enables the Company to be more responsive to market dynamics.

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

The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 1,000 vendors. These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle. The Company attempts to minimize its level of inventory by ordering most parts as it needs them. Certain key components that require longer purchasing lead times are ordered based on planned needs. Examples of these components are diesel engines, axles, transmissions, chassis, and interior designer fabrics. The Company has a variety of major suppliers, including Allison, Workhorse, Cummins, Caterpillar, Dana, Onan, Industrial Finishes, and Ford. The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them. To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis, and transmissions in stock or available at the suppliers’ facilities and believes that, in an emergency, other suppliers could fill the Company’s needs on an interim basis.*  The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.*  Nevertheless, there can be no assurance that Allison, Ford, or any of the Company’s other suppliers will be able to meet the Company’s future requirements for transmissions, chassis, or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company’s business, results of operations, and financial condition.

BACKLOG

The Company’s products are generally manufactured against orders from the Company’s dealers. As of December 31, 2005, the Company’s backlog of orders was $297.6 million, compared to $256.4 million at January 1, 2005. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

COMPETITION

The market for recreational vehicles is highly competitive. The Company currently encounters significant competition at each price point for its recreational vehicle products. The Company believes that the principal competitive factors that affect the market for the Company’s products include product quality, product features, reliability, performance, quality of support and customer service, loyalty of customers, brand recognition, and price. The Company believes that it competes favorably against its competitors with respect to each of these factors. The Company’s competitors in the motorized recreational vehicle segment include, among others: Coachmen Industries, Inc., Fleetwood Enterprises, Inc., National R.V. Holdings, Inc., and Winnebago Industries, Inc. The Company’s competitors in the towable recreational vehicle segment include, among others: Fleetwood Enterprises, Inc. and Thor Industries, Inc. Many of the Company’s competitors have significant financial resources and extensive marketing capabilities. There can be no assurance that either existing or new competitors will not develop products that are superior to or that achieve better consumer acceptance than the Company’s products, or that the Company will continue to remain competitive.

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

The Company is planning to add a new paint reciprocator system in Wakarusa, Indiana. The Company has submitted all required permit applications and does not anticipate any permit delays or that additional air pollution control equipment will be required as a condition of these construction approvals. The Company is aware that Elkhart County, Indiana, has been designated as a non-attainment area under the Clean Air Standards for Ozone and PM2.5. Regardless, the Company does not anticipate any new conditions that will require additional air pollution control equipment at operations located in Elkhart or at any of our other existing operations, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.*

During 2004, additional federal Maximum Achievable Control Technology (“MACT”) regulations were adopted. The Company is in compliance with the new MACT regulations, and will not require any material capital expenditures at its facilities beyond those which have already been incurred.*  However, the ongoing interpretation of these regulations is uncertain and there can be no assurance that additional capital expenditures will not be required.

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

EMPLOYEES

As of December 31, 2005, the Company had 6,040 full-time employees, including 4,607 in production, 109 in sales, 673 in service, and 651 in management and administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues. The Company believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company as of December 31, 2005:

Name	Age	Position with the Company
Kay L. Toolson	62	Chairman and Chief Executive Officer
John W. Nepute	54	President
Richard E. Bond	52	Senior Vice President, Secretary, and Chief Administrative Officer
Martin W. Garriott	50	Vice President and Director of Oregon Manufacturing
Irvin M. Yoder	58	Vice President and Director of Indiana Manufacturing
Patrick F. Carroll	48	Vice President of Product Development
P. Martin Daley	41	Vice President and Chief Financial Officer
Michael P. Snell	37	Vice President of Sales and Marketing
John B. Healey, Jr.	40	Vice President of Corporate Purchasing
Richard G. Kangail	50	Vice President of Human Resources
Michael F. Greene	57	Vice President Engineering
Garth R. Herring	50	Vice President Service Operations
April A. Lynch-Klein	35	Vice President Customer Support Services
Ronald J. Stone	46	Director of Information Services
Durwood P. Robertson	67	Special Assistant to CEO
Charles J. Kimball	40	Corporate Controller

Mr. Toolson has served as Chief Executive Officer of the Company and its predecessor since 1986 and as Chairman of the Company since July 1993. He served as President of the Company from 1986 to October 2000, except for the periods from October 1995 to January 1997 and August 1998 to September 1999. From 1973 to 1986, Mr. Toolson held executive positions with two motor coach manufacturers.

Mr. Nepute has served the Company as President since October 2000. He served as Executive Vice President, Treasurer and Chief Financial Officer from September 1999 to October 2000. Prior to that and from 1991, he served the Company and its predecessor in the capacity of Vice President of Finance, Treasurer and Chief Financial Officer. From January 1988 until January 1991, he served as Controller of the Company’s predecessor.

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

Mr. Garriott has served the Company as Vice President and Director of Oregon Manufacturing since January 1997. He has been continuously employed by the Company or its predecessor since November 1975 in various capacities, including Vice President of Corporate Purchasing from October 1994 until December 1996.

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

Mr. Snell has served as Vice President of Sales and Marketing since November 2004. Prior to that and since joining the Company in October 1994, he held various positions including Vice President of Sales and National Sales Manager of Monaco Motorized Sales.

Mr. Healey has served as Vice President of Corporate Purchasing since October 2000 and as Director of Purchasing for Indiana Operations beginning in August 1998. Prior to that and since joining the Company in March of 1991, he held a variety of positions in the purchasing department.

Mr. Kangail has served as the Vice President of Human Resources since joining the Company in October 2004. Prior to joining the Company, Mr. Kangail served in several human resources executive roles with Unocal Corporation (1996-2004), and with Atlantic Richfield Corp. (1989-1996).

Mr. Greene has served as Vice President of Monaco Engineering since May 2005. Previously, Mr. Greene served as Vice President of Operations at Workhouse Custom Chassis Company from March 2004 until May 2005. From 1974 through March 2004 Mr. Greene served in various senior operation and technology positions at Dana Corporation and Workhorse Custom Chassis. Both Workhorse Custom Chassis Company and Dana Corporation manufacture components such as chassis and drive train components for the transportation industry.

Mr. Herring has served as Vice President of Service Operations since October 2001. Prior to that, and during his 12 year employment with the Company, Mr. Herring served as Vice President of Customer Service and Director of Oregon Service.

Ms. Lynch-Klein has served as Vice President Customer Support Services since 2003, and is responsible for warranty, parts, customer service call centers, technical publications and dealer training. Prior to 2003 and since she began working for the Company in 1988, she has held various supervisory and management positions of increasing levels of authority within the Company.

Mr. Stone has served as the Director of Information Services since December 2003. Prior to that and since joining the Company in October 2001, he held a variety of increasingly responsible positions within the information systems department.

Mr. Robertson has been with Monaco Coach Corporation since January 1988 and has been serving as the Special Assistant to the CEO since 1999. Previous to this, he served as President of the Company from 1995 to 1998. From 1991 to 1995, Mr. Robertson served as the Vice President of Sales and Marketing. From 1988 to 1990, he was a National Sales Manager for the Company.

Mr. Kimball has served as Corporate Controller since October 2000. Prior to that and since joining the Company in October 1997 he served as the Oregon Division Controller. Before joining the Company, Mr. Kimball worked in the public accounting sector.

ITEM 1A. RISK FACTORS

We have listed below various risks and uncertainties relating to our businesses. This list is not inclusive of all the risks and uncertainties we face, but any of these could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or that we may issue from time to time in the future.

THE EXPECTED BENEFITS OF OUR RECENT ACQUISITION OF R-VISION AND AFFILIATES MAY NOT BE REALIZED  On November 18, 2005 we acquired Indiana based towable and motorhome manufacturer R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively “R-Vision”) to acquire all of the outstanding shares of R-Vision. The process of integrating R-Vision into our company operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. This may cause an interruption or a loss of momentum in our operating activities, which in turn, could have a material adverse affect on our operating results and financial condition. Moreover, the acquisition involves a number of additional risks, such as the loss of key employees of R-Vision as a result of the acquisition, the incorporation of acquired products into our existing product line, the amortization of debt issuance costs, and the difficulty of integrating disparate corporate cultures. Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on our operating results and financial condition.

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

•                  The effects of inflation on the costs of materials used in our products.

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

•      Our inability to acquire and develop key pieces of property for on-going resort activity.

•      Fluctuations in demand for our resort lots due to changing economic and other conditions.

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

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities. For example, unit shipments of recreational vehicles (excluding conversion vehicles) peaked at approximately 259,000 units in 1994 and declined to approximately 247,000 units in 1996. The industry peaked again in 1999 at approximately 321,000 units and declined in 2001 to 257,000 units. The industry continued to climb to approximately 321,000 units in 2003, 370,000 units in 2004, and 384,000 in 2005. Our business is subject to the cyclical nature of this industry. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence. The recent decline in consumer confidence and slowing of the overall economy has adversely affected the recreational vehicle market. An extended continuation of these conditions would materially affect our business, results of operations, and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by approximately 580 dealerships located primarily in the United States and Canada as of December 31, 2005, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For fiscal years 2004 and 2005, sales to one dealer, Lazy Days RV Center, accounted for 10.9% of total sales. For fiscal years 2004 and 2005, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 39.0% and 38.7% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer does not repay its lender. Obligations under these agreements vary from period to period, but totaled approximately $607.3 million as of December 31, 2005, with approximately 5.9% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK  We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of December 31, 2005, total trade receivables were $102.7 million, with approximately $72.6 million, or 70.7% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $30.1 million of trade receivables were concentrated substantially all with one dealer. For resort lot customers, funds are required at the time of closing.

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

IN ORDER TO BE SUCCESSFUL, WE MUST ATTRACT, RETAIN AND MOTIVATE MANAGEMENT PERSONNEL AND OTHER KEY EMPLOYEES, AND OUR FAILURE TO DO SO COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS  The Company’s future prospects depend upon retaining and motivating key management personnel, including Kay L. Toolson, the Company’s Chief Executive Officer, and John W. Nepute, the Company’s President.  The loss of one or more of these key management personnel could adversely affect the Company’s business.  The prospects of the Company also depend in part on its ability to attract and retain highly skilled engineers and other qualified technical, manufacturing, financial, managerial, and marketing personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

OUR STOCK PRICE HAS HISTORICALLY FLUCTUATED AND MAY CONTINUE TO FLUCTUATE  The market price of our Common Stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of new products by us or our competitors, general conditions in the recreational vehicle market, and other events or factors.  In addition, the stocks of many recreational vehicle companies have experienced price and volume fluctuations which have not necessarily been directly related to the companies’ operating performance, and the market price of our Common Stock could experience similar fluctuations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

(Not Applicable)

ITEM 2. PROPERTIES

The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company’s current facilities:

FACILITY	OWNED/ LEASED	APPROXIMATE SQ FOOTAGE	ACTIVITY

Coburg, Oregon	Owned	816,000	Motor Coaches/Chassis production
Burns, Oregon	Owned	176,000	Fiberglass components production
Springfield, Oregon	Leased	100,000	Fiberglass components production
Bend, Oregon	Leased	187,800	Service and Motor Coaches production
Harrisburg, Oregon	Owned	274,500	Service, Chassis, and Wood component production
Elkhart, Indiana	Leased	30,000	Bus Conversions production
Wakarusa, Indiana	Owned	1,239,200	Motor Coaches production
Nappanee, Indiana	Owned	130,000	Wood Components production
Elkhart, Indiana	Owned	382,000	Service and Towables/Chassis production
Wildwood, Florida	Owned	75,000	Service
Warsaw, Indiana	Owned	420,000	Motor/Towable production
Milford, Indiana	Owned	62,800	Specialty production
Goshen, Indiana	Owned	104,000	Administrative and specialty production

The Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future.*  Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company’s foreseeable needs would be available on commercially reasonable terms.*

In addition to the properties noted above related to building and servicing recreational vehicles, the Company owns two luxury motor coach resorts under development as follows at December 31, 2005:

RESORT LOCATION	DEVELOPED ACREAGE	NUMBER OF DEVELOPED LOTS	NUMBER OF LOTS SOLD	UNDEVELOPED ACREAGE	NUMBER OF POTENTIAL NEW LOTS

Las Vegas, Nevada	32	301	301	10	99
Indio, California	56	263	233	24	137

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

	High	Low
2005
First Quarter	$20.04	$15.97
Second Quarter	$17.19	$14.02
Third Quarter	$18.44	$14.20
Fourth Quarter	$15.45	$11.99

2004
First Quarter	$29.04	$22.25
Second Quarter	$30.68	$23.80
Third Quarter	$26.76	$19.96
Fourth Quarter	$22.01	$17.33

As of March 13, 2006, there were approximately 907 holders of record of the Company’s Common Stock.

The Company began paying quarterly dividends at the rate of $.05 per share on its common stock in March 2004. In February 2005, the Company declared an increased dividend of $.06 per share on all common stock owned by holders of record as of March 1, 2005. The Company has paid cash dividends at this rate since March 2005 and currently expects that comparable cash dividends will be paid on a quarterly basis going forward, however, the Company reserves the right to alter or discontinue this practice at any time depending on its economic performance and financial condition.

The information required by this item regarding equity compensation plans is incorporated by reference in the information set forth in Item 12 of the Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The Consolidated Statements of Income Data set forth below with respect to fiscal years 2003, 2004, and 2005, and the Consolidated Balance Sheet Data at January 1, 2005 and December 31, 2005, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 2001 and 2002 and the Consolidated Balance Sheet Data at December 29, 2001, December 28, 2002, and January 3, 2004 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

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

	Fiscal Year
	2001	2002	2003	2004	2005
Consolidated Statements of Income Data:
Net sales	$927,228	$1,212,385	$1,158,083	$1,386,269	$1,236,238
Cost of sales	813,826	1,050,270	1,019,423	1,217,457	1,111,468
Gross profit	113,402	162,115	138,660	168,812	124,770
Selling, general, and administrative expenses	69,770	86,115	100,709	109,145	113,179
Plant relocation costs	0	0	0	0	4,370
Amortization of goodwill	645	0	0	0	0
Operating income	42,987	76,000	37,951	59,667	7,221
Other income, net	334	105	260	343	255
Interest expense	(2,357)	(2,752)	(2,968)	(1,547)	(1,820)
Income before income taxes and discontinued operations	40,964	73,353	35,243	58,463	5,656
Provision for income taxes	15,844	28,794	13,220	21,914	1,687
Net income from continuing operations	25,120	44,559	22,023	36,549	3,969
Income (loss) from discontinued operations, net of tax provision	(201)	(44)	177	156	(1,321)
Net income	$24,919	$44,515	$22,200	$36,705	$2,648

Earnings (loss) per common share:

Basic from continuing operations	$0.88	$1.55	$0.75	$1.24	$0.13
Basic from discontinued operations	$(0.01)	$0.00	$0.01	$0.01	$(0.04)
Basic	$0.87	$1.55	$0.76	$1.25	$0.09

Diluted from continuing operations	$0.86	$1.51	$0.74	$1.22	$0.13
Diluted from discontinued operations	$(0.01)	$0.00	$0.01	$0.01	$(0.04)
Diluted	$0.85	$1.51	$0.75	$1.23	$0.09

Weighted average common shares outstanding:
Basic	28,531,593	28,812,473	29,062,649	29,370,455	29,516,794
Diluted	29,288,688	29,573,420	29,567,012	29,958,646	29,858,036

Cash dividends per common share	$0.00	$0.00	$0.00	$0.20	$0.24

Consolidated Operating Data:
Units sold (includes discontinued operations):
Motor coaches	6,228	8,005	7,051	8,199	6,221
Towables	3,261	3,206	2,593	4,621	9,337

Consolidated Balance Sheet Data:	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005	December 31, 2005
Working capital	$63,694	$114,241	$121,231	$141,907	$127,191
Total assets	$427,098	$547,417	$478,669	$540,238	$587,467
Long-term borrowings, less current portion	$30,000	$30,333	$15,000	$—	$34,786
Total stockholders’ equity	$213,130	$260,627	$286,248	$319,616	$316,732

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. The various sections of the following discussion contain a number of forward-looking statements, all of which are based on current expectations and could be affected by the uncertainties and risk factors described throughout this report and particularly in Part I, “Item 1A. Risk Factors” and in Part I, “Item 1. Business.”

OVERVIEW

Background

Monaco Coach Corporation (the “Company”) is a leading manufacturer of premium recreational vehicles including Class A, B, and C motor coaches, as well as towable recreational vehicles. The Company also develops and sells luxury motorcoach resort facilities. These three operations, while closely tied into the recreational lifestyle, are segmented for reporting purposes as the Motorized Recreational Vehicle (MRV) segment, the Towable Recreational Vehicle (TRV) segment, and the Motorhome Resort (MR) segment.

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $575,000 for motor coaches and from $1,000 to $70,000 for towables. Based upon retail registrations in 2005, we believe we had 26.0% share of the market for diesel Class A motor coaches, a 10.3% share of the market for gas Class A motor coaches, a 18.1% share of the market for all Class A motor coaches, a 3.2% market for all Class C motor coaches, a 4.5% share of the market for fifth wheel towables and a 5.1% share of the market for travel trailers.

Motorhome Resort Segment

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California. The Resorts offer sales of individual lots to owners, and also offer a common interest in the amenities at the resort. Lot prices at the two resorts range from $79,900 to $319,900. Amenities at the Resorts include club house facilities, tennis, swimming, and golf. The Resorts provide destination locations for premium Class A recreational vehicle owners, and help to promote the recreational lifestyle.

Business Changes

We have conducted a series of acquisitions during our history. beginning in March 1993 when we commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968. In March 1996, we acquired the Holiday Rambler Division of Harley-Davidson, Inc., a manufacturer of a full line of Class A motor coaches and towables. In August 2001, we acquired SMC Corporation, manufacturer of the Beaver and Safari brand Class A motorhomes. In November 2002, we acquired from Outdoor Resorts of America (“ORA”) three luxury motorcoach resort properties being developed by ORA in Las Vegas, Nevada, Indio, California, and Naples, Florida. In September 2003, we sold the property in Naples, Florida. And, in November of 2005, we acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC, (referred to as “R-Vision”), manufacturers of R-Vision, Bison, and Roadmaster motorized and towable products. The R-Vision acquisition was accounted for using the purchase method of accounting, through a cash offer on November 18, 2005. All operations of R-Vision have been incorporated for the period of November 18, 2005 through December 31, 2005 in the consolidated annual financial statements of the Company.

During the third quarter of 2005, the Company announced that it was closing its Royale Coach operations in Elkhart, Indiana.  Royale Coach produced Prevost bus conversion motor coaches with price points in excess of $1.4 million.  Royale Coach sold approximately 20 coaches per year and was not a significant portion of the Company’s overall business.  As of the end of 2005, all closure costs have been accrued for in the Company’s financial statements.

In accordance with Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), no goodwill amortization has been recorded for any of the Company’s acquisitions for the years of 2003, 2004, or 2005. Instead, SFAS 142 requires annual testing of goodwill for impairment. We completed our annual testing of goodwill during the third quarter of 2005 as required by SFAS 142 and determined that there has been no impairment requiring a write down.

RESULTS OF OPERATIONS

The following table sets forth our results of continuing operations for the fiscal years ended January 1, 2005, and December 31, 2005 (dollars in thousands):

	2004	% of Sales	2005	% of Sales	$ Change	% Change
Net sales	$1,386,269	100.0%	$1,236,238	100.0%	$(150,031)	-10.8%
Cost of sales	1,217,457	87.8%	1,111,468	89.9%	105,989	8.7%
Gross profit	168,812	12.2%	124,770	10.1%	(44,042)	-26.1%
Selling, general, and administrative expenses	109,145	7.9%	113,179	9.2%	(4,034)	-3.7%
Plant relocation costs	0	0.0%	4,370	0.3%	(4,370)	—

Operating income	$59,667	4.3%	$7,221	0.6%	$(52,446)	-87.9%

Performance in 2005

Motorized and Towable Recreational Vehicle Segments

In the third and fourth quarters of 2004, the recreational vehicle industry began to show signs of slowing down from its previously heated pace. This trend continued through the first half of 2005, and worsened during the second half of the year, resulting in net operating losses for both recreational vehicle segments. Accordingly, the Company took steps to reduce production run rates within its various facilities and also shifted production output to reflect changes in product demand mix. In addition, the Company also relocated its Bend, Oregon manufacturing operations to its Coburg, Oregon facility, and ceased operating its Royale Coach bus conversion manufacturing business in Elkhart, Indiana. While both of these decisions were difficult to make, they were positive steps toward maximizing utilization of manufacturing capacity at the various production plants. Costs associated with relocation of the Bend, Oregon operations are reflected as plant relocation costs, and represent actual costs incurred as well as estimates for future costs. Closure costs for the Royale Coach facility are shown after income from continuing operations, and are classified net of respective income taxes as discontinued operations. Closure costs reflect actual costs incurred as well as estimates for future costs.

While 2005 was challenging on several fronts, we worked aggressively to introduce new and innovative products such as our full slide options on several models, and a new lower priced front-end diesel motorized coach. We also acquired R-Vision to complement our higher line towable product offerings with R-Vision’s lower-priced models, thereby filling out our towable price points, and strengthening our position within the towable marketplace.

The recreational vehicle industry is extremely competitive and retail customers have many choices available to them. To distinguish ourselves within the industry, we introduced our Franchise For The Future (FFTF) program in June of 2005. This program was designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool. To support this, and to encourage our dealers to participate in FFTF, we worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations. We believe that this concept, along with other features designed to entice our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity.

Motorhome Resorts Segment

While 2005 was difficult for the recreational vehicle industry, our motorhome resort properties sales and profits were significantly improved over 2004 results. Both our properties in Las Vegas, Nevada and Indio, California experienced better than expected results of operations, with combined operating profits of $10.3 million in 2005 versus operating profits of $645,000 in 2004. We believe that these resort properties will continue to sell through their respective remaining available inventories of lots in 2006 and in the first quarter of 2007.*  During 2006 we expect to evaluate opportunities for new property developments, with the intent of bringing new developments to the market in 2007.*

2005 Compared With 2004

Net sales decreased 10.8% from $1.386 billion in 2004 to $1.236 billion in 2005. Gross diesel motorized revenues were down 12.7%, gas motorized revenues were down 36.3%, and towable revenues were up 38.5%. For 2005, gross diesel motorized sales accounted for 72.7% of sales, gas motorized sales accounted for 11.6% of sales, and towables accounted for 15.7% of sales. For 2004, gross diesel motorized sales accounted for 73.8% of sales, gas motorized sales accounted for 16.1% sales, and towables accounted for 10.0% of sales. The Company’s overall average unit selling price decreased from $107,000 in 2004, to $78,000 in 2005. The reduction in average selling price resulted from a combination of increased sales of the Company’s towable products, the acquisition of R-Vision (which sells predominantly lower priced towables) and the sale of lower priced towable products to the Federal Emergency Management Association (FEMA). FEMA orders added approximately 3,275 sales of units to our towable production in the third and fourth quarters of 2005 combined.

Gross profit decreased by $44.0 million from $168.8 million in 2004 to $124.8 million in 2005 and gross margin decreased from 12.2% in 2004 to 10.1% in 2005. The decrease in gross margin in 2005 is set forth in the following table (dollars in thousands):

	2004	% of Sales	2005	% of Sales	Change in % of Sales
Direct materials	$865,822	62.4%	$769,823	62.3%	-0.1%
Direct labor	139,205	10.0%	125,943	10.2%	0.2%
Warranty	34,126	2.5%	28,861	2.3%	-0.2%
Other direct	66,456	4.8%	71,525	5.8%	1.0%
Indirect	111,848	8.1%	115,316	9.3%	1.2%
Total Cost of Sales	$1,217,457	87.8%	$1,111,468	89.9%	2.1%

•                  Direct material decreases in 2005, as a percent of sales, were due in part to purchasing initiatives, increases in products that have a lower material cost as a percentage of sales (such as for FEMA travel trailers, and our resort property lots), as well as increases in the sale of motorcoach resort properties which have a lower cost of sale related to direct materials.

•                  Direct labor increases in 2005, as a percent of sales, were predominantly due to plant inefficiencies caused by lower production run rates in 2005 versus 2004.

•                  Decreases in warranty expense in 2005, as a percent of sales, were due mostly to quality improvement projects, and improvements in recoveries from vendors for warranty claims.

•                  Increases in combined other direct and indirect costs in 2005, as a percent of sales, were due mostly to inefficiencies within the plants as a result of reduced plant utilization. In addition, due to higher fuel costs, delivery expense for recreational vehicles also increased which further dampened margins.

Selling, general, and administrative expenses (S,G,&A) increased by $4.0 million from $109.1 million in 2004 to $113.2 million in 2005 and increased as a percentage of sales from 7.9% in 2004 to 9.2% in 2005. Increases in spending over the prior year, as a percentage of sales, are set forth in the following table (dollars in thousands):

	2004	% of Sales	2005	% of Sales	Change in % of Sales
Wages and salaries	$24,348	1.8%	$18,420	1.5%	-0.3%
Selling expenses	35,896	2.6%	42,377	3.4%	0.8%
Settlement expense	11,045	0.8%	9,635	0.8%	0.0%
Advertising and print	12,447	0.9%	11,635	1.0%	0.1%
Other	25,409	1.8%	31,112	2.5%	0.7%
Total S,G&A Expenses	$109,145	7.9%	$113,179	9.2%	1.3%

•              Decreases in wages and salaries in 2005 were mostly the result of lower management bonus due to reduced profitability of the Company.

•              Increases in selling expenses in 2005, as a percent of sales, were due to a weaker market in 2005 versus 2004, and the implementation of the Company’s “Franchise For The Future” (FFTF) program. As a result, the Company increased spending to maintain market share, and to maximize available sales.

•              Decreases in settlement expense (litigation settlement expense) in 2005, as a percent of sales, was due to a slight decrease in the amount of new cases added, as well as favorable resolutions of cases during the 2005 year.

•              Decreases in advertising and print costs in 2005, as a percent of sales, were the result of management reducing spending in this area to contain costs.

•              Increases in other expenses were a combination of expenses related to the implementation of the Company’s enterprise resource planning (ERP) system, as well as certain fees for consulting services related to the launch of the FFTF program.

Operating income decreased $52.4 million from $59.7 million in 2004 to $7.2 million in 2005. The Company’s higher level of selling, general, and administrative expense as a percentage of sales combined with the decreases in the Company’s gross margin, resulted in a decrease in operating margin from 4.3% in 2004 to 0.6% in 2005 that was only partially offset by improved results from our motorhome resort property segment.

Net interest expense increased from $1.5 million in 2004 to $1.8 million in 2005. This increase was related to higher debt levels during 2005. Increases in debt were mostly due to debt incurred with the acquisition of R-Vision. Capitalized interest was zero in both 2004 and 2005. The Company’s interest expense included $430,000 in 2004 and $173,000 in 2005 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.

The Company reported a provision for income taxes from continuing operations of $1.7 million, or an effective tax rate of 29.8%, for 2005, compared to $22.0 million, or an effective tax rate of 37.5% for 2004. The decrease in the effective tax rate was primarily attributable to the impact of lower income levels in 2005, including lower federal and state statutory rates and a larger percentage impact from state income tax credits and other tax benefit items. The provision also includes a tax benefit of $277,000 associated with the reversal of federal and state tax reserves no longer required.

Net income for 2005 was $2.6 million (including losses from discontinued operations of $1.3 million, net of taxes, related to the closure of the Royale Coach facility, and pre-tax charges of $4.4 million for the relocation of the Beaver facility) compared to net income of $36.7 million in 2004 due to a decrease in sales combined with a lower operating margin, and increases in S,G&A expenses. This was partially offset by a decrease in the effective tax rate. The Company did not expense stock options grants in 2005 and earlier periods, however, if option expensing had been required, the effect on net income for 2005 for all previously granted options would have been a decrease of $3.2 million. See Note 16 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.  The Company will reflect the cost of stock options in its results of operations beginning in 2006.

2005 versus 2004 for the Motorized Recreational Vehicle Segment

The following table sets forth the results of the MRV segment for the fiscal years ended January 1, 2005, and December 31, 2005 (dollars in thousands):

	2004	% of Sales	2005	% of Sales	$ Change	% Change
Net sales	$1,234,233	100.0%	$1,017,766	100.0%	$(216,467)	-17.5%
Cost of sales	1,080,972	87.6%	925,014	90.9%	155,958	14.4%
Gross profit	153,261	12.4%	92,752	9.1%	(60,509)	-39.5%
Selling, general, and administrative expenses	38,566	3.1%	46,331	4.6%	(7,765)	-20.1%
Corporate overhead allocation	51,470	4.2%	43,148	4.2%	8,322	16.2%
Plant relocation costs	—	—	4,370	0.4%	(4,370)	—
Operating income (loss)	$63,225	5.1%	$(1,097)	-0.1%	$(64,322)	-101.7%

Total net sales for the MRV segment were down from $1.2 billion in 2004, to $1.0 billion in 2005. Gross diesel motorized revenues were down 12.7% and gas motorized revenues were down 36.3%. Diesel products accounted for 86.2% of the MRV segment’s 2005 gross revenues while gas products were 13.8%. The overall decrease in revenues reflected continuing challenges in the marketplace as dealers sought to lower their current inventories because of softened retail demand and higher interest costs associated with their floorplan borrowings. Our MRV segment unit sales were down 24.1% year over year from 8,178 units in 2004 to 6,211 units in 2005. Diesel motorized unit sales were down 16.9% to 4,470 units and gas motorized unit sales were down 37.9% to 1,741 units. Total average MRV segment unit selling prices increased to $165,000 for 2005, up from $151,000 in 2004. Increases in average selling prices are mostly the result of changes in product mix between diesel and gas motorized coaches.

Gross profit for 2005 decreased to $92.8 million, down from $153.3 million in 2004, and gross margin decreased from 12.4% in 2004 to 9.1% in 2005. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	2004	% of Sales	2005	% of Sales	Change in % of Sales
Direct materials	$766,924	62.1%	$638,188	62.7%	0.6%
Direct labor	122,298	9.9%	102,903	10.1%	0.2%
Warranty	30,058	2.4%	24,737	2.4%	0.0%
Other direct	56,232	4.6%	53,944	5.3%	0.7%
Indirect	105,460	8.6%	105,242	10.4%	1.8%
Total cost of sales	$1,080,972	87.6%	$925,014	90.9%	3.3%

•         Direct material increases in 2005, as a percent of sales, were mostly due to increases in commodities pricing during 2005 for key items such as metals, petroleum products, and lumber materials.

•         Direct labor increases in 2005, as a percent of sales, were predominantly due to inefficiencies in the production lines related to plant consolidations and lower production run rates.

•         Increases in other direct costs in 2005, as a percent of sales, were due mostly to increases in employee health benefits, and delivery expense for the Company’s products.

•         Increases in indirect costs, as a percent of sales, were due mostly to increased overhead costs per unit within the production facilities due to lower run rates in 2005 versus 2004. In addition, employee benefits (related to worker’s compensation) and factory supplies increased, causing an overall increase in total dollars spent.

S,G,&A expenses, for the MRV segment increased both as a percent of sales and in total dollars due in part to lower sales levels and increases in selling expenses. Corporate overhead allocation decreased due to lower management bonus levels allocated to the MRV segment as a result of lower profits. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Plant relocation costs reflect the costs incurred to relocate the Bend, Oregon manufacturing operations to the Coburg, Oregon plant. We believe this relocation will ultimately result in improved margins for the Oregon operations.*

Operating income (loss) decreased as both a percent of sales and in total dollars due to lower gross margins, increases in S,G,&A expenses and costs of the relocation of the Bend, Oregon operations to the Coburg, Oregon facility.

2005 versus 2004 for the Towable Recreational Vehicle Segment

The following table sets forth the results of the TRV segment for the fiscal years ended January 1, 2005, and December 31, 2005 (dollars in thousands):

	2004	% of Sales	2005	% of Sales	$ Change	% Change
Net sales	$129,331	100.0%	$185,433	100.0%	$56,102	43.4%
Cost of sales	123,314	95.4%	174,242	94.0%	(50,928)	-41.3%
Gross profit	6,017	4.6%	11,191	6.0%	5,174	86.0%
Selling, general, and administrative expenses	4,827	3.7%	5,603	3.0%	(776)	-16.1%
Corporate overhead allocation	5,393	4.2%	7,588	4.1%	(2,195)	-40.7%
Operating loss	$(4,203)	-3.3%	$(2,000)	-1.1%	$2,203	52.4%

Total net sales for the TRV segment were up from $129.3 million in 2004, to $185.4 million in 2005. The overall increase in revenues reflected both the impact of the R-Vision acquisition in November 2005 as well as strong sales to FEMA related to hurricane Katrina. Our unit sales were up 102.1% in 2005 to 9,337 units. Average unit selling prices declined from $30,000 in 2004 to $20,000 in 2005. The decrease in average selling price was mostly due to sales of lower priced products to FEMA.

Gross profit for 2005 increased to $11.2 million, up from $6.0 million in 2004, and gross margin increased to 6.0% in 2005, up from 4.6% in 2004. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	2004	% of Sales	2005	% of Sales	Change in % of Sales
Direct materials	$85,727	66.3%	$119,424	64.4%	-1.9%
Direct labor	16,908	13.1%	23,039	12.4%	-0.7%
Warranty	4,067	3.2%	4,124	2.2%	-1.0%
Other direct	10,225	7.9%	17,581	9.5%	1.6%
Indirect	6,387	4.9%	10,074	5.5%	0.6%
Total cost of sales	$123,314	95.4%	$174,242	94.0%	-1.4%

•         Direct material decreases in 2005, as a percent of sales, were mostly due to increased sales of products with lower material cost as a percentage of sales (such as for FEMA travel trailers). This improvement was somewhat dampened by higher commodity pricing for metals, petroleum products, and lumber materials.

•         Direct labor decreases in 2005, as a percent of sales, were predominantly due to higher production run rates in our plants in part due to FEMA orders.

•         Decreases in warranty expense in 2005, as a percent of sales, were due mostly to an improvement in the warranty experience on current year models.

•         Increases in other direct costs in 2005, as a percent of sales, were due mostly to increases in employee health benefits and delivery expense for the Company’s products.

•         Increases in indirect costs in 2005, as a percent of sales, were due mostly to increased overhead costs per unit related to FEMA production. In addition costs of employee benefits (related to worker’s compensation) and factory supplies increased, causing an overall increase in total dollars spent.

S,G,&A expenses for the TRV segment decreased as a percent of sales due in part to higher sales levels for which additional administrative costs were not incurred. Corporate overhead allocation increased slightly due to higher levels allocated to the TRV segment as a result of the growth in this segment. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating loss decreased as both a percent of sales and in total dollars due to improved gross margins and decreases in S,G,&A expenses as a percentage of sales.

2005 versus 2004 for the Motorhome Resorts Segment

The following table sets forth the results of the MR segment for the fiscal years ended January 1, 2005, and December 31, 2005 (dollars in thousands):

	2004	% of Sales	2005	% of Sales	$ Change	% Change
Net sales	$22,705	100.0%	$33,039	100.0%	$10,334	45.5%
Cost of sales	13,171	58.0%	12,212	37.0%	959	7.3%
Gross profit	9,534	42.0%	20,827	63.0%	11,293	118.4%
Selling, general, and administrative expenses	4,194	18.5%	7,606	23.0%	(3,412)	-81.4%
Corporate overhead allocation	4,695	20.7%	2,903	8.8%	1,792	38.2%
Operating income	$645	2.8%	$10,318	31.2%	$9,673	1499.7%

Net sales increased 45.5% to $33.0 million compared to $22.7 million for 2004. This increase was mostly the result of continued strong demand for our resort properties and the need within the industry for quality destination locations for RV owners.

Gross profit for the Resorts segment increased to 63.0% of sales in 2005, compared to 42.0% of sales in 2004. This was due to a heavier absorption of infrastructure costs in earlier phases sold in 2004. These costs were expensed in earlier phases due to uncertainties as to the ultimate completion and sale of the entire projects. The result was an improvement in the gross margins in the later phases of the developments, and most particularly in 2005.

S,G,&A expenses increased due to real estate commissions paid on the sales of lots. Additional increases were due to accruals for profit-sharing payments which will be made to Outdoor Resorts of America upon completion of the project. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income increased due to improvements in sales and gross margins that were only slightly offset by higher S,G,&A costs.

2004 Compared With 2003

The following table sets forth our results of operations for the fiscal years ended January 3, 2004, and January 1, 2005 (dollars in thousands):

	2003	% of Sales	2004	% of Sales	$ Change	% Change
Net sales	$1,158,083	100.0%	$1,386,269	100.0%	$228,186	19.7%
Cost of sales	1,019,423	88.0%	1,217,457	87.8%	(198,034)	-19.4%
Gross profit	138,660	12.0%	168,812	12.2%	30,152	21.7%
Selling, general, and administrative expenses	100,709	8.7%	109,145	7.9%	(8,436)	-8.4%
Operating income	$37,951	3.3%	$59,667	4.3%	$21,716	57.2%

Net sales increased 19.7% from $1.2 billion in 2003 to $1.4 billion in 2004. Gross diesel motorized revenues were up 15.6%, while gas motorized were up 21.1%, and towables were up 51.7%. For 2004, gross diesel motorized sales accounted for 76.2% of sales, gas motorized sales accounted for 13.8% of sales, and towables accounted for 10.1% of sales. For 2003, gross diesel motorized sales accounted for 78.6% of sales, gas motorized accounted for 13.5% of sales, and towables accounted for 7.9% of sales. The decrease in diesel motorized sales, as a percentage of sales, reflects the improvement in gas motorized market share. Accordingly, as diesel motorized product shrunk as a percentage of sales, the Company’s overall average unit selling price decreased from $120,000 in 2003, to $107,000 in 2004.

Gross profit increased by $30.2 million from $138.7 million in 2003 to $168.8 million in 2004 and gross margin increased from 12.0% in 2003 to 12.2% in 2004. Changes in the components of cost of sales are set forth in the following table (dollars in thousands, percentages as percent of sales):

	2003	% of Sales	2004	% of Sales	Change in % of Sales
Direct materials	$709,603	61.2%	$865,822	62.4%	1.2%
Direct labor	120,308	10.4%	139,205	10.0%	-0.4%
Warranty	34,796	3.0%	34,126	2.5%	-0.5%
Other direct	55,434	4.8%	66,456	4.8%	0.0%
Indirect	99,282	8.6%	111,848	8.1%	-0.5%
Total cost of sales	$1,019,423	88.0%	$1,217,457	87.8%	-0.2%

•         Direct material increases in 2004, as a percent of sales, were due to both a shift in product mixes and increases in commodity prices such as steel, aluminum, and petroleum-based materials.

•         Direct labor decreases in 2004, as a percent of sales, were predominantly due to improvements in automation of certain plant operations.

•         Decreases in warranty expense in 2004, as a percent of sales, were due mostly to quality improvement projects, and improvements in recoveries from vendors for warranty claims.

•         Decreases in indirect costs in 2004, as a percent of sales, were due mostly to efficiencies within the plants as a result of improved plant utilization.

S,G,&A expenses increased by $8.4 million from $100.7 million in 2003 to $109.1 million in 2004 and decreased as a percentage of sales from 8.7% in 2003 to 7.9% in 2004. Decreases in spending over the prior year, as a percentage of sales, set forth in the following table (dollars in thousands):

	2003	% of Sales	2004	% of Sales	Change in % of Sales
Wages and salaries	$19,260	1.7%	$24,348	1.8%	0.1%
Selling expenses	35,040	3.0%	35,896	2.6%	-0.4%
Settlement expense	12,678	1.1%	11,045	0.8%	-0.3%
Advertising and print	11,664	1.0%	12,447	0.9%	-0.1%
Other	22,067	1.9%	25,409	1.8%	-0.1%
Total S,G&A Expenses	$100,709	8.7%	$109,145	7.9%	-0.8%

•                  Increases in wages and salaries as a percent of sales and in total dollars were due to higher levels of management bonus due to increased profits in 2004 versus 2003.

•                  Decreases in selling expenses, as a percent of sales, were due to stronger demand for product in 2004 versus 2003.

•                  Decreases in settlement expense (litigation settlement expense), as a percent of sales, was due to a slight decrease in the amount of new cases added, as well as favorable resolutions of cases during the 2004 year.

•                  Decreases in advertising and print costs, as a percent of sales, were a function of higher sales during the year for which the Company did not increase total dollars spent.

•                  Increases in other expenses were a combination of increases in audit and related expenses for compliance with the internal control requirements of the Sarbanes-Oxley Act, as well as employee benefits such as health care costs.

Operating income increased $21.7 million from $38.0 million in 2003 to $59.7 million in 2004. The Company’s lower level of selling, general, and administrative expense as a percentage of sales combined with the increase in the Company’s gross margin, resulted in an increase in operating margin from 3.3% in 2003 to 4.3% in 2004.

Net interest expense decreased from $3.0 million in 2003 to $1.5 million in 2004. This decrease was related to lower debt levels during 2004 as the Company continued to pay down long-term debt. Capitalized interest was $285,000 in 2003 and zero in 2004. The Company’s interest expense included $426,000 in 2003 and $430,000 in 2004 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.

The Company reported a provision for income taxes from continuing operations of $22.0 million, or an effective tax rate of 37.5%, for 2004, compared to $13.3 million, or an effective tax rate of 37.5% for 2003. The effective rate remained consistent as the Company has continued to receive the benefits associated with multi-state tax filings, as well as favorable federal tax rates associated with foreign sales.

Net income increased by $14.5 million from $22.2 million in 2003 to $36.7 million in 2004, due to the combination of increases in net sales, increases in gross margins, and increases in operating margins. The Company did not expense stock option grants in 2004 and earlier periods, however, if option expensing had been required, the impact on net income for 2004 for all previously granted options would have been a decrease of $1.6 million. See Note 16 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.

2004 versus 2003 for the Motorized Recreational Vehicle Segment

The following table sets forth the results of the MRV segment for the fiscal years ended January 3, 2004, and January 1, 2005 (dollars in thousands):

	2003	% of Sales	2004	% of Sales	$ Change	% Change
Net sales	$1,059,347	100.0%	$1,234,233	100.0%	$174,886	16.5%
Cost of sales	930,902	87.9%	1,080,972	87.6%	(150,070)	-16.1%
Gross profit	128,445	12.1%	153,261	12.4%	24,816	19.3%
Selling, general, and administrative expenses	37,652	3.5%	38,566	3.1%	(914)	-2.4%
Corporate overhead allocation	50,295	4.8%	51,470	4.2%	(1,175)	-2.3%
Operating income	$40,498	3.8%	$63,225	5.1%	$22,727	56.1%

Total net sales for the MRV segment were up from $1.1 billion in 2003, to $1.2 billion in 2004. Gross diesel motorized revenues were up 15.6% and gas motorized revenues were up 21.1%. Diesel products accounted for 84.7% of 2004 MRV segment gross revenues while gas products were 15.3%. The overall increase in revenues reflected a resurgence in the motorized market in 2004. Our overall unit sales were up 16.3% year over year from 7,029 units in 2003 to 8,178 units in 2004. Diesel motorized unit sales were up 13.7% to 5,744 units and gas motorized unit sales were up 23.1% to 2,434 units. Total average unit selling prices remained consistent from year to year at $151,000.

Gross profit for 2004 increased to $153.3 million, up from $128.4 million in 2003, and gross margin increased from 12.1% in 2003 to 12.4% in 2004. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	2003	% of Sales	2004	% of Sales	Change in % of Sales
Direct materials	$647,023	61.1%	$766,924	62.1%	1.0%
Direct labor	108,280	10.2%	122,298	9.9%	-0.3%
Warranty	31,675	3.0%	30,058	2.4%	-0.6%
Other direct	49,475	4.7%	56,232	4.7%	0.0%
Indirect	94,449	8.9%	105,460	8.5%	-0.4%
Total cost of sales	$930,902	87.9%	$1,080,972	87.6%	-0.3%

•         Direct material increases in 2004, as a percent of sales, were mostly due to increases in commodities pricing during 2004 for key items such as metals, petroleum products, and lumber as well as increases in sales of gas motorized products, which typically have a higher cost of direct materials as a percent of sales.

•         Direct labor decreases in 2004, as a percent of sales, were predominantly due to efficiencies in the production lines related to higher production run rates.

•         Decreases in warranty expense in 2004, as a percent of sales, were due mostly to the continued focus on quality improvement programs in 2004.

•         Decreases in indirect costs in 2004, as a percent of sales, were due mostly to decreased overhead costs per unit within the production facilities due to higher run rates in 2004 versus 2003.

S,G,&A expenses for the MRV segment decreased as a percent of sales due in part to higher sales levels in 2004. Corporate overhead allocation, as a percent of sales, also decreased due to higher sales levels in 2004. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income increased as both a percent of sales and in total dollars due to higher gross margins and decreases in S,G,&A expenses.

2004 versus 2003 for the Towable Recreational Vehicle Segment

The following table sets forth the results of the TRV segment for the fiscal years ended January 3, 2004, and January 1, 2005 (dollars in thousands):

	2003	% of Sales	2004	% of Sales	$ Change	% Change
Net sales	$87,980	100.0%	$129,331	100.0%	$41,351	47.0%
Cost of sales	80,816	91.9%	123,314	95.4%	(42,498)	-52.6%
Gross profit	7,164	8.1%	6,017	4.6%	(1,147)	-16.0%
Selling, general, and administrative expenses	3,321	3.8%	4,827	3.7%	(1,506)	-45.3%
Corporate overhead allocation	4,348	4.9%	5,393	4.2%	(1,045)	-24.0%
Operating loss	$(505)	-0.6%	$(4,203)	-3.3%	$(3,698)	-732.3%

Total net sales for the TRV segment were up from $88.0 million in 2003, to $129.3 million in 2004. The overall increase in revenues reflected an increase in the overall towable market as well as market share gains we made during 2004. Our unit sales were up 78.2% in 2004 to 4,621 units. Average unit selling prices declined from $35,000 in 2003 to $30,000 in 2004. The decrease in average selling price was mostly due to increases in sales of lower priced travel trailers in 2004.

Gross profit for 2004 decreased to $6.0 million, down from $7.2 million in 2003, and gross margin decreased to 4.6% in 2004, down from 8.1% in 2003. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	2003	% of Sales	2004	% of Sales	Change in % of Sales
Direct materials	$54,874	62.4%	$85,727	66.3%	3.9%
Direct labor	12,028	13.7%	16,908	13.1%	-0.6%
Warranty	3,121	3.5%	4,067	3.2%	-0.3%
Other direct	5,960	6.8%	10,225	7.9%	1.1%
Indirect	4,833	5.5%	6,387	4.9%	-0.6%
Total cost of sales	$80,816	91.9%	$123,314	95.4%	3.5%

•         Direct material increases in 2004, as a percent of sales, were mostly due to increases in sales of products that have a higher material cost as a percentage of sales (such as for lower priced travel trailers). Higher commodity pricing for metals, petroleum products, and lumber also contributed to the increase.

•         Direct labor decreases in 2004, as a percent of sales, were predominantly due to higher production run rates in our plants.

•         Decreases in warranty expense in 2004, as a percent of sales, were due mostly to an improvement in the warranty experience on current year models.

•         Increases in other direct costs in 2004, as a percent of sales, were due mostly to increases in employee health benefits and delivery expense for the Company’s products.

•         Decreases in indirect costs in 2004, as a percent of sales, were due mostly to higher run rates in our plants which improved factory overhead allocations.

S,G,&A expenses, for the TRV segment increased in total dollars in part to increases in marketing and sales to promote market share gains. Corporate overhead allocation decreased slightly due to lower levels allocated to the TRV segment. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating loss increased both as a percent of sales and in total dollars due to decreased gross margins and increases in S,G,&A expenses.

2004 versus 2003 for the Motorhome Resorts Segment

The following table sets forth the results of the Motorhome Resorts (Resorts) segment for the fiscal years ended January 3, 2004, and January 1, 2005 (dollars in thousands):

	2003	% of Sales	2004	% of Sales	$ Change	% Change
Net sales	$10,756	100.0%	$22,705	100.0%	$11,949	111.1%
Cost of sales	7,705	71.6	13,171	58.0%	(5,466)	-70.9%
Gross profit	3,051	28.4%	9,534	42.0%	6,483	212.5%
Selling, general, and administrative expenses	914	8.5%	4,194	18.5%	(3,280)	-358.9%
Corporate overhead allocation	4,179	38.9%	4,695	20.7%	(516)	-12.3%
Operating income (loss)	$(2,042)	-19.0%	$645	2.8%	$2,687	131.6%

Net sales increased 111.1% to $22.7 million in 2004 compared to $10.8 million in 2003. This increase was mostly the result of continued strong demand for our resort properties and the need within the industry for quality destination locations for RV owners.

Gross profit for the Resorts segment increased to 42.0% of sales in 2004 compared to 28.4% of sales in 2003. This was due to a heavier absorption of infrastructure costs in earlier phases sold in 2003. These costs were expensed in earlier phases, due to uncertainties as to the ultimate completion and sale of the entire projects. The result was an improvement in the gross margins in the later phases of the developments, and most particularly in 2004.

S,G,&A expenses in 2004 increased due to real estate commissions paid on the sales of lots. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income increased due to improvements in sales and gross margins that were only slightly offset by higher S,G,&A costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During 2005, the Company generated cash of $34.3 million from operating activities and had a net cash balance of $586,000 at December 31, 2005. The Company generated $13.3 million from net income and non-cash expenses such as depreciation and amortization. Adjusted for the non-cash activity due to the R-Vision acquisition, the other major sources of cash included a decrease in accounts receivable of $39.2 million. The uses of cash in 2005 (adjusted for the non-cash activity due to the R-Vision acquisition) included an increase of $2.9 million in inventories, a decrease of $5.9 million in trade accounts payables, a decrease of $1.6 million in product liability reserves, a decrease of $4.5 million in product warranty reserves, and a decrease of $2.3 million in income taxes payable. Decreases in accounts receivable were due to the timing of shipments of our products at the end of 2005 versus 2004.  Increases in inventories were mostly the result of higher finished goods at the end of 2005 versus 2004. Decreases in accounts payable were mostly due to payments made in the fourth quarter of 2005 for our Franchise For The Future (FFTF) program. These payments to our dealers for sales incentives earned were accrued for and paid out later in the year for 2004. Decreases in product liability reserves, as well as for product warranty reserves were the result of continuing improvements in the quality of our products and lower sales volumes. Decreases in income taxes payable are the result of lower income for the 2005 year versus 2004.

On November 18, 2005 the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to complete the acquisition of R-Vision. The revolving line of credit remains at $105.0 million. At the end of the 2005 year, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $25.0 million, and Term Debt borrowings were $40.0 million. At the election of the Company, the Revolving Loan and the Term Debt bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving loan is due and payable in full on November 17, 2009 and requires interest payments quarterly. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants. The Company was in compliance with these covenants at December 31, 2005. The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting. The cash balance at December 31, 2005 is the cash maintained in the R-Vision bank accounts held with a different financial institution and thus not combined with the Company’s net book overdraft balance.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At December 31, 2005, the Company had working capital of approximately $127.2 million, a decrease of $14.7 million from working capital of $141.9 million at January 1, 2005. The Company has been using short-term credit facilities and cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.* The Company’s capital expenditures were $17.7 million in 2005, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2006 will be approximately $15 to $18 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 18 months. At December 31, 2005, approximately $607.3 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 5.9% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During 2005, the losses associated with the exercise of repurchase agreements were approximately $79,000, ($600,000, and $897,000 in 2004 and 2003, respectively). Gross repurchase amounts for 2005, 2004, and 2003, were $2.7 million, $6.5 million, and $4.9 million, respectively. We have been successful at mitigating the losses associated with repurchase obligations. Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an ongoing basis. We closely monitor sales to dealers that are a higher credit risk. The repurchase period is limited, usually to a maximum of 18 months. We believe these activities help to minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory. This helps minimize the losses we incur on repurchased inventory.

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Lines of Credit (1)	$0	$0	$25,000	$0	$25,000
Long-Term Debt (2)	5,714	11,429	23,357	0	40,500
Operating Leases (3)	3,617	2,816	2,106	3,588	12,127
Total Contractual Cash Obligations	$9,331	$14,245	$50,463	$3,588	$77,627

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Lines of Credit (4)	$0	$0	$80,000	$0	$80,000
Guarantees (3)	0	14,302	0	0	14,302
Repurchase Obligations (5)	0	607,321	0	0	607,321
Total Commitments	$0	$621,623	$80,000	$0	$701,623

(1) See Note 8 of Notes to the Consolidated Financial Statements. The amount listed represents the outstanding balance at December 31, 2005.

(2) See Note 9 of Notes to the Consolidated Financial Statements.

(3) See Note 14 of Notes to the Consolidated Financial Statements.

(4) See Note 8 of Notes to the Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at December 31, 2005.

(5) Reflects obligations under manufacturer repurchase commitments. See Note 19 of Notes to the Consolidated Financial Statements.

INFLATION

During 2004 and to a lesser extent in 2005, we experienced increases in the prices of certain commodity items that we use in the manufacturing of our products. These include, but are not limited to, steel, copper, aluminum, petroleum, and wood. While these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on our production costs. Accordingly, in 2004 we adjusted selling prices to compensate for increases in commodity pricing. Also, due to increases in fuel prices, particularly in 2005, our cost of delivering coaches to our dealers has risen. Accordingly, we have increased our delivery charges for the fourth quarter of 2005 to offset these rising costs. While we do not anticipate additional price increases, we may from time to time increase our prices to maintain gross profit margins. If we should continue to experience adverse trends in these prices it could have a material adverse impact on our business going forward. See “Results of Operations 2005 Compared with 2004.”

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

BRAND ELEMENTS AND SIGNAGE As part of its franchise program for dealers, the Company places certain fixed assets at independent dealerships. These assets are comprised of informational computer kiosks, brand island displays, furniture and fixtures, as well as outdoor storefront signage. These assets are leased to dealers over 10 years through an operating lease, and the Company depreciates the assets over their respective useful lives.

INCOME TAXES In conjunction with preparing its consolidated financial statements, the Company must estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. A discussion of the income tax provision and the components of the deferred tax assets and liabilities can be found in Note 12 to the Company’s consolidated financial statements.

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

We have implemented the necessary disclosures within the financial statements to comply with EITF 04-10.

FAS 151

In November 2004, the Board issued FAS 151, “Inventory Costs An Amendment of ARM No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

We have reviewed the provisions of FAS 151, and believe there will be no significant changes to our inventory accounting. We will adopt the provisions of FAS 151 for the fiscal year beginning 2006.

FAS 123R

In December 2004, the Board issued FAS 123R, “Share-Based Payment.” The Statement replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees except for equity instruments held by employee share ownership plans. FAS 123R is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005.

We will adopt the provisions of the FAS 123R for the fiscal year beginning 2006. If we had included the cost of the employee stock option compensation using the fair value method in our financial statements, our net income for 2003, 2004 and 2005 would have decreased by approximately $1.4 million, $1.6 million and $3.2 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Monaco Coach Corporation

We have completed integrated audits of Monaco Coach Corporation’s (the “Company”) December 31, 2005 and January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its January 3, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

March 15, 2006

MONACO COACH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

	January 1, 2005	December 31, 2005
ASSETS
Current assets:
Cash	$0	$586
Trade receivables, net of allowance of $482, and $778, respectively	127,298	102,666
Inventories, net	162,217	183,292
Resort lot inventory	7,315	9,135
Prepaid expenses	5,177	4,364
Income taxes receivable	0	206
Deferred income taxes	33,188	36,345
Discontinued operations	7,655	4,922
Total current assets	342,850	341,516

Property, plant, and equipment, net	141,462	159,304
Debt issuance costs net of accumulated amortization of $572, and $678, respectively	571	695
Goodwill	55,254	85,952
Discontinued operations	101	0
Total assets	$540,238	$587,467

LIABILITIES
Current liabilities:
Book overdraft	$2,075	$14,550
Current portion of long-term debt	0	5,714
Line of credit	34,062	25,000
Accounts payable	75,476	78,299
Product liability reserve	20,233	19,275
Product warranty reserve	31,884	32,902
Income taxes payable	2,087	0
Accrued expenses and other liabilities	31,202	37,732
Discontinued operations	3,924	853
Total current liabilities	200,943	214,325

Long-term debt, less current portion	0	34,786
Deferred income taxes	19,679	21,624
Total liabilities	220,622	270,735

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized, 29,425,787 and 29,561,766 issued and outstanding, respectively	294	296
Additional paid-in capital	57,454	59,005
Retained earnings	261,868	257,431
Total stockholders’ equity	319,616	316,732
Total liabilities and stockholders’ equity	$540,238	$587,467

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended January 3, 2004, January 1, 2005, and December 31, 2005

(in thousands of dollars, except share and per share data)

	2003	2004	2005

Net sales	$1,158,083	$1,386,269	$1,236,238
Cost of sales	1,019,423	1,217,457	1,111,468
Gross profit	138,660	168,812	124,770

Selling, general, and administrative expenses	100,709	109,145	113,179
Plant relocation costs	0	0	4,370
Operating income	37,951	59,667	7,221

Other income, net	260	343	255
Interest expense	(2,968)	(1,547)	(1,820)
Income before income taxes and discontinued operations	35,243	58,463	5,656

Provision for income taxes, continuing operations	13,220	21,914	1,687

Net income from continuing operations	22,023	36,549	3,969

Income (loss) from discontinued operations, net of tax provision	177	156	(1,321)

Net income	$22,200	$36,705	$2,648

Earnings (loss) per common share:
Basic from continued operations	$0.75	$1.24	$0.13
Basic from discontinued operations	0.01	0.01	(0.04)
Basic	$0.76	$1.25	$0.09

Diluted from continued operations	$0.74	$1.22	$0.13
Diluted from discontinued operations	0.01	0.01	(0.04)
Diluted	$0.75	$1.23	$0.09

Weighted average common shares outstanding:
Basic	29,062,649	29,370,455	29,516,794
Diluted	29,567,012	29,958,646	29,858,036

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended January 3, 2004, January 1, 2005, and December 31, 2005

(in thousands of dollars, except share data)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 29, 2002	28,871,144	$289	$51,501	$208,837	$260,627
Issuance of common stock	374,999	3	2,406		2,409
Tax benefit of stock options exercised			1,012		1,012
Net income				22,200	22,200
Balances, January 3, 2004	29,246,143	292	54,919	231,037	286,248
Issuance of common stock	179,644	2	2,045		2,047
Tax benefit of stock options exercised			490		490
Dividends paid				(5,874)	(5,874)
Net income				36,705	36,705
Balances, January 1, 2005	29,425,787	294	57,454	261,868	319,616
Issuance of common stock	135,979	2	1,420		1,422
Restricted stock granted			16		16
Tax benefit of stock options exercised			115		115
Dividends paid				(7,085)	(7,085)
Net income				2,648	2,648
Balances, December 31, 2005	29,561,766	$296	$59,005	$257,431	$316,732

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended January 3, 2004, January 1, 2005, and December 31, 2005

(in thousands of dollars)

	2003	2004	2005

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$22,200	$36,705	$2,648
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9,737	10,670	10,678
Loss on disposal of assets	44	229	276
Deferred income taxes	3,850	2,833	(2,943)
Restricted stock expense			16
Change in assets and liabilities:
Trade receivables, net	28,655	(38,231)	39,203
Inventories	47,392	(42,743)	(2,916)
Resort lot inventory	5,869	6,663	145
Prepaid expenses	573	(2,172)	1,422
Accounts payable	(13,395)	14,737	(5,947)
Product liability reserve	(599)	(489)	(1,619)
Product warranty reserve	(2,265)	2,631	(4,486)
Income taxes payable	(1,141)	(1,308)	(2,293)
Accrued expenses and other liabilities	(2,880)	5,242	805
Discontinued operations	(130)	317	(662)
Net cash provided by (used in) operating activities	97,910	(4,916)	34,327
Cash flows from investing activities:
Additions to property, plant, and equipment	(19,498)	(12,305)	(17,718)
Proceeds from sale of assets	2,197	1,936	123
Proceeds from the sale of Naples property	6,650	0	0
Payment for business acquisition, net of cash acquired	0	0	(54,601)
Discontinued operations	(12)	(9)	(4)
Net cash used in investing activities	(10,663)	(10,378)	(72,200)
Cash flows from financing activities:
Book overdraft	(3,636)	1,432	12,475
Borrowings (payments) on line of credit, net	(51,413)	34,062	(9,062)
Borrowings on long-term notes payable	0	0	40,500
Payments on long-term notes payable	(22,000)	(30,000)	0
Dividends paid	0	(5,874)	(7,085)
Issuance of common stock	3,421	2,536	1,537
Debt issuance costs	(339)	(416)	(298)
Discontinued operations	118	156	392
Net cash provided by (used in) financing activities	(73,849)	1,896	38,459
Net change in cash	13,398	(13,398)	586
Cash at beginning of period	0	13,398	0
Cash at end of period	$13,398	$0	$586

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Monaco Coach Corporation and its subsidiaries (the “Company”) manufacture premium motor coaches, and towable recreational vehicles at manufacturing facilities in Oregon and Indiana. These products are sold to independent dealers primarily throughout the United States and Canada. In addition, the Company owns two motor coach resort properties, the developed lots are sold to retail customers.

The Company’s core business activities are comprised of three distinct operations. The first is the design, manufacture, and sale of motorized recreational vehicles. The second is the design, manufacture, and sale of towable recreational vehicles. The third is the development and sale of motor coach recreation resort lots. Accordingly, the Company has presented segmented financial information for these three segments at Note 11 of the Company’s Notes to Consolidated Financial Statements.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company has no variable interest entities.

Fiscal Period

The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31. Interim periods also end on the Saturday closest to the calendar quarter end. The fiscal periods were 53 weeks long for 2003, 52 weeks for 2004, and 52 weeks for 2005. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Credit Risk - The Company distributes its motorized and towable recreational vehicles through an independent dealer network for recreational vehicles. Sales to one customer were approximately 12% of net revenues for fiscal year 2003, 11% for 2004, and 11% for 2005. No other individual dealers represented over 10% of net revenues in 2003, 2004, or 2005. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company’s business, results of operations, and financial condition. The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions. For resort lot customers, funds are required at the time of closing. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold.

As of December 31, 2005, total trade receivables were $102.7 million, with approximately $72.6 million, or 70.7% of the outstanding accounts receivable balance, concentrated among floor plan lenders. The remaining open $30.1 million of secured trade receivables were concentrated substantially all with one dealer. Terms of open trade receivables are granted by the Company, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by the Company. These processes include evaluating the strength of the dealership’s balance sheet, how long the dealership has been in existence, reputation within the industry, and credit references.

Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 19), primarily for the Company’s largest dealers. As of December 31, 2005, the Company had one dealer that comprised 24.7% of the outstanding trade receivables. The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

Product Warranty Reserve - Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure, and three years on the Roadmaster chassis). These estimates are based on historical average repair costs, as well as other reasonable assumptions deemed appropriate by management. The following table discloses significant changes in the product warranty reserve:

	2003	2004	2005
	(in thousands)
Beginning balance	$31,518	$29,252	$31,884
Expense	34,796	34,126	28,861
Payments/adjustments	(37,062)	(31,494)	(27,843)
Ending balance	$29,252	$31,884	$32,902

Product Liability Reserve - Estimated litigation costs are provided for at the time of sale of products or at the time a determination is made that an estimable loss has occurred. These estimates are developed by legal counsel based on professional judgment, and historical experience. The following table discloses significant changes in the product liability reserve:

	2003	2004	2005
	(in thousands)
Beginning balance	$21,322	$20,723	$20,233
Expense	12,670	11,044	9,635
Payments/adjustments	(13,269)	(11,534)	(10,593)
Ending balance	$20,723	$20,233	$19,275

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

Resort Lot Inventory

Resort lot inventories consist of construction-in-progress on motor coach properties, as well as fully developed motor coach properties. These properties are stated at the lower of cost (specific identification) or market. Costs of land, construction, and interest incurred during construction, are capitalized as the cost basis for lots available for sale. The cost of land is allocated to each phase of the total project based on acreage used. Allocated land cost plus all other costs of construction for each phase have been allocated to each developed lot on a pro rata basis, using individual lot selling prices as a percent of total sales for the total development.

Property, Plant, and Equipment

Property, plant, and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization. Cost includes expenditures for major improvements, replacements and renewals and the net amount of interest cost associated with significant capital additions during periods of construction. Capitalized interest was $285,000 in 2003, and zero in 2004 and 2005. Maintenance and repairs are charged to expense as incurred. Replacements and renewals are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. The Company is the successor to a company formed in 1968 (the “Predecessor”) and commenced operations on March 5, 1993 by acquiring substantially all of the assets and liabilities of the Predecessor. As of December 31, 2005, the goodwill arising from the acquisition of the assets and operations of the Company’s Predecessor in March 1993 was $16.1 million. In March 1996, the Company acquired the Holiday Rambler Division of Harley-Davidson, Inc. (“Holiday Rambler”). As of December 31, 2005, the goodwill arising from the acquisition of Holiday Rambler was $1.8 million. The Company recorded $37.3 million of goodwill associated with the August 2, 2001 acquisition of SMC Corporation (SMC). The Company also recorded $30.7 million of goodwill associated with the November 18, 2005 acquisition of R-Vision. In accordance with Statements of Financial Accounting Standards No. 142 (SFAS 142) “Accounting for Goodwill and Other Intangible Assets,” no amortization was recorded for any of the acquisitions that have occurred since 2001.

SFAS 142 requires that management assess annually whether there has been permanent impairment in the value of goodwill. To assess whether or not there has been impairment, the Company’s management compares the market capitalization of the Company to the carrying amount, including goodwill, of the net book value of the Company to determine if goodwill has been impaired. If the Company determines that the market capitalization is not representative of the fair value of the reporting unit as a whole, then the Company will use an estimate of discounted future cash flows to determine fair value. As required by SFAS 142, management completed its annual testing during 2003, 2004, and 2005 and has determined that there was no impairment of goodwill requiring a write-down.

Debt Issuance Costs

Unamortized debt issuance costs of $571,000, and $695,000 (at January 1, 2005, and December 31, 2005, respectively), are being amortized over the terms of the related loans.

Stock-Based Employee Compensation Plans

At December 31, 2005, the Company had three stock-based employee compensation plans (see Note 16). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options granted, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. At December 31, 2005, the Company had granted restricted stock units totaling $16,000. This grant has been appropriately expensed through the income statement as compensation expense.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. SAB No. 104 provides guidance for revenue recognition under certain circumstances. The Company has complied with the guidance provided by SAB No. 104 for fiscal years 2003, 2004, and 2005.

Repurchase Obligations

Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement. The Company has recorded a liability associated with the disposition of repurchased inventory. To determine the appropriate liability, the Company calculates a reserve based on an estimate of potential net losses and qualitative and quantitative factors, including dealer inventory turn rates and the financial strength of individual dealers.

Advertising and Printing Costs

The Company expenses advertising and printing costs as incurred, except for prepaid show costs, which are expensed when the event takes place. Advertising and printing costs, including retail programs, are recorded as selling, general and administrative expenses, while discounts off of invoice, or sales allowances (including wholesale volume incentives), are recorded as adjustments to net sales. During 2005, approximately $11.6 million ($11.6 million in 2003 and $12.4 million in 2004) of advertising and printing costs were expensed.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $1.5 million in 2005 ($1.2 million in 2003 and $1.3 million in 2004).

Brand Elements and Signage

As part of its franchise program for dealers, the Company places certain fixed assets at independent dealerships. These assets are comprised of informational computer kiosks, brand island displays, furniture and fixtures, as well as outdoor storefront signage. These assets are leased to dealers over 10 years through an operating lease, and the Company depreciates the assets over their respective useful lives.

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

We have implemented the necessary disclosures within the financial statements to comply with EITF 04-10.

FAS 151

In November 2004, the Board issued FAS 151, “Inventory Costs An Amendment of ARM No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

We have reviewed the provisions of FAS 151, and believe there will be no significant changes to our inventory accounting. We will adopt the provisions of the Statement for the fiscal year beginning 2006.

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

In the fourth quarter of 2005, the Company elected to accelerate all non-vested stock options outstanding with an exercise price greater than $16 per share.  The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations pursuant to Financial Accounting Standards Board Statement No. 123R. Under FAS No. 123R, the Company will apply the expense recognition provisions relating to stock options beginning in the first quarter of fiscal 2006. In approving the acceleration, the Company considered its impact on future financial results, stockholder value and employee retention. The Company believes that the acceleration is in the best interest of stockholders as it will reduce the Company’s reported compensation expense in future periods in light of these accounting regulations. The compensation expense to be recorded in future periods that is eliminated as a result of the acceleration of the vesting of these options is approximately $3.7 million. This acceleration will not result in a charge to the Company’s expenses in the consolidated statements of operations in fiscal 2005.

We will adopt the provisions of the Statement for the fiscal year beginning 2006. If we had included the cost of the employee stock option compensation using the fair value method in our financial statements, our net income for 2003, 2004 and 2005 would have decreased by approximately $1.4 million, $1.6 million and $3.2 million, respectively.

Supplemental Cash Flow Disclosures:

	2003	2004	2005
	(in thousands)
Cash paid during the period for:
Interest, net of amount capitalized of $285 in 2003, $0 in 2004, and $0 in 2005	$2,552	$964	$1,355
Income taxes	9,604	19,531	6,160

2.      ACQUISITION:

R-Vision

The Company announced on November 9, 2005 that it had reached an agreement to acquire the Indiana-based R-Vision companies and affiliates in an all cash transaction. The acquisition was completed on November 18, 2005. The R-Vision companies and affiliates consists of R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC collectively known as “R-Vision”. R-Vision manufactures towable and motorized recreational vehicle products, and the acquisition was primarily to strengthen the Company’s towable recreational vehicle segment. R-Vision’s results of operations for the period November 18, 2005 to December 31, 2005 are included in the consolidated financial statements of the Company.

The cash paid for R-Vision, including transaction costs of $607,016, totaled $54,601,481, net of cash acquired. The total
R-Vision assets acquired and liabilities assumed of R-Vision based on estimated fair values at November 18, 2005, is as follows:

(in thousands)

Receivables	$14,571
Inventories	18,160
Prepaids and other assets	618
Property and equipment	12,945
Goodwill	30,698
Total assets acquired	76,992

Accounts payable	8,769
Accrued liabilities	11,891
Current deferred tax liability	868
Long-term deferred tax liability	863
Total liabilities assumed	22,391

Total assets acquired and liabilities assumed	$54,601

The purchase price was derived from a calculation of a multiple of earnings before interest, taxes, depreciation and amortization for a trailing 12-month period (adjusted for certain non-recurring expense items), which exceeded the book value of R-Vision and generated goodwill of $30.7 million. The allocation of the purchase price and the related goodwill is subject to adjustment upon resolution of pre-R-Vision acquisition contingencies that may arise (such as certain estimates for reserve amounts related to warranty, product litigation, and inventory obsolescence). The effects of resolution of pre-R-Vision Acquisition contingencies occurring: within one year of the acquisition date will be reflected as an adjustment of the allocation of the purchase price and of goodwill. After one year they will be recognized in the determination of net income.

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

	(in thousands, except per share data)	(in thousands, except per share data)
	2004	2005
	Unaudited	Unaudited
Net sales	$1,599,030	$1,455,189
Net income	38,743	12,079

Diluted earnings per common share	$1.29	$0.40

 3.    DISCONTINUED OPERATIONS:

During the third quarter of 2005, the Company announced that it planned to close its Royale Coach operations in Elkhart, Indiana. Royale Coach produces Prevost bus conversion motor coaches with price points in excess of $1.4 million. Royale Coach sells approximately 20 coaches per year and was not a significant portion of the Company’s overall business. Plant closure costs of approximately $1.3 million (net of tax) have been recognized in 2005. The net loss from discontinued operations for the fiscal years ending January 3, 2004, January 1, 2005 and December 31, 2005 is net of a tax expense of $106,000, $94,000, and net of a tax benefit of $868,000, respectively.

The operating results of Royale Coach are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows. All dollars represented are in thousands.

	2003	2004	2005
	(in thousands)
Net sales	$10,229	$10,974	$5,452
Cost of sales	8,956	9,660	5,923
Gross profit (loss)	1,273	1,314	(471)

Selling, general and administrative expenses	990	1,064	1,718

Net income (loss) from discontinued operations before income taxes	283	250	(2,189)
Income tax expense (benefit)	106	94	(868)
Net income (loss) from discontinued operations	$177	$156	$(1,321)

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.      PLANT RELOCATION

On April 15, 2005, the Company announced plans to close the Bend, Oregon production operations and relocate them to the Coburg, Oregon facility. The Bend, Oregon operations ceased as of June 15, 2005. The Company recognized pre-tax charges in 2005 of $4.4 million. The charges were primarily for the impairment of property, plant and equipment and future rental expense related to the facility.

The accrued liability for restructuring reserves consists of the following:

December 31, 2005
(in thousands)
Lease commitment	$753
Impairment of property, plant and equipment	510
Other	155
$1,418

 5.    INVENTORIES, NET:

Inventories consist of the following:

	January 1, 2005	December 31, 2005
	(in thousands)
Raw materials	$85,932	$91,028
Work-in-process	65,094	61,393
Finished units	22,537	43,134
Raw material reserves	(11,346)	(12,263)
	$162,217	$183,292

6.      PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consist of the following:

	January 1, 2005	December 31, 2005
	(in thousands)

Land	$14,547	$15,146
Buildings	115,799	127,974
Equipment	36,330	42,837
Furniture and fixtures	13,991	18,529
Vehicles	2,936	3,510
Leasehold improvements	2,626	2,504
Brand elements and signage	0	3,147
Construction in progress	7,230	6,675
	193,459	220,322
Less accumulated depreciation and amortization	51,997	61,018
	$141,462	$159,304

 7.    ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities consist of the following:

	January 1, 2005	December 31, 2005
	(in thousands)

Payroll, vacation, payroll taxes and related accruals	$16,974	$15,363
Promotional and advertising	5,140	7,693
Health insurance reserves and premiums payable	4,789	5,943
Resorts profit sharing accruals	0	1,865
Other	4,299	6,868
	$31,202	$37,732

 8.    LINE OF CREDIT:

The Company’s credit facilities consists of a revolving line of credit of up to $105.0 million. At the end of the 2005 fiscal year, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $25.0 million. At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments.

The weighted average interest rate on the outstanding borrowings under the Revolving Loan was 4.3% and 5.4% for 2004 and 2005, respectively. Interest expense on the unused available portion of the line was $188,000 or 1.1% and $178,000 or 1.0% of weighted average outstanding borrowings for 2004 and 2005, respectively. The Revolving Loan is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of December 31, 2005, the Company was in compliance with these covenants.

 9.    LONG-TERM NOTE PAYABLE:

In November 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to effect the acquisition of R-Vision (see Note 2). At the end of the 2005 year, borrowings outstanding were $40.0 million. At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. As of year end 2005, the interest rate on the Term Debt was 6.1%. The Term Debt is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of December 31, 2005, the Company was in compliance with these covenants.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The following table displays the scheduled principal payments by year that will be due in thousands on the term loans.

Year	Amount of payment due
2006	$5,714
2007	$5,714
2008	$5,714
2009	$6,214
2010	$17,144
$40,500

10.    PREFERRED STOCK:

The Company has authorized “blank check” preferred stock (1,934,783 shares authorized, $.01 par value) (“Preferred Stock”), which may be issued from time to time in one or more series upon authorization by the Company’s Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each series of the Preferred Stock. There were no shares of Preferred Stock outstanding as of January 1, 2005 or December 31, 2005.

11.    SEGMENT REPORTING:

Monaco Coach Corporation is a leading manufacturer of premium Class A, B and C motor coaches (Motorized Recreational Vehicle Segment) and towable recreational vehicle (Towable Recreational Vehicle Segment). Our product line currently consists of a broad line of motor coaches, fifth wheel trailers and travel trailers under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” “McKenzie,” “R-Vision,” “Bison,” and “Roadmaster” brand names.

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (Motorhome Resort Segment) located in Las Vegas, Nevada, and Indio, California. The Motorhome Resorts offer sales of individual lots to owners and also offer a common interest in the amenities at the resort. The Motorhome Resorts provide destination locations for premium Class A recreational vehicle owners and help to promote the recreational lifestyle.

The following table provides the results of operations of the three segments of the Company for the years 2003, 2004, and 2005, respectively.

	2003	2004	2005
	(in thousands)
Motorized Recreational Vehicle Segment

Net sales	$1,059,347	$1,234,233	$1,017,766
Cost of sales	930,902	1,080,972	925,014
Gross profit	128,445	153,261	92,752

Selling, general and administrative expenses	37,652	38,566	46,331
Corporate overhead allocation	50,295	51,470	43,148
Plant relocation costs	0	0	4,370
Operating income (loss)	$40,498	$63,225	$(1,097)

Towable Recreational Vehicle Segment

Net sales	$87,980	$129,331	$185,433
Cost of sales	80,816	123,314	174,242
Gross profit	7,164	6,017	11,191

Selling, general and administrative expenses	3,321	4,827	5,603
Corporate overhead allocation	4,348	5,393	7,588
Operating loss	$(505)	$(4,203)	$(2,000)

Motorhome Resorts Segment

Net sales	$10,756	$22,705	$33,039
Cost of sales	7,705	13,171	12,212
Gross profit	3,051	9,534	20,827

Selling, general, and administrative expenses	914	4,194	7,606
Corporate overhead allocation	4,179	4,695	2,903
Operating income (loss)	$(2,042)	$645	$10,318

	2003	2004	2005
	(in thousands)
Reconciliation to Net Income

Operating income (loss):
Motorized recreational vehicle segment	$40,498	$63,225	$(1,097)
Towable recreational vehicle segment	(505)	(4,203)	(2,000)
Motorhome resorts segment	(2,042)	645	10,318
Total operating income	37,951	59,667	7,221

Other income, net	260	343	255
Interest expense	(2,968)	(1,547)	(1,820)
Income before income taxes and discontinued operations	35,243	58,463	5,656

Provision for income taxes, continuing operations	13,220	21,914	1,687

Net income from continuing operations	22,023	36,549	3,969

Income (loss) from discontinued operations, net of tax provision	177	156	(1,321)
Net income	$22,200	$36,705	$2,648

Assets of the Recreational Vehicle and Motorhome Resorts Segments	January 1, 2005	December 31, 2005
	(in thousands)
Motorized recreational vehicle segment	$281,487	$295,824
Towable recreational vehicle segment	17,843	44,768
Motorhome resorts segment	10,032	9,826
Total assets	$309,362	$350,418

The Company includes the total of inventories and resort lot inventory in the measure of the segments’ assets that are used for decision making purposes. Property, plant, and equipment specific to the segments are also included in the measure of the segments’ assets for decision making purposes. Remaining assets are accounted for at the corporate level and are not allocated out to the business segments. Corporate overhead is allocated based on the relative segment’s percentage of sales for the Company in total.

The following table provides information for the respective segments relating to depreciation expense:

Depreciation Expense for the Recreational Vehicle and Motorhome Resorts Segments	January 3, 2004	January 1, 2005	December 31, 2005
	(in thousands)
Motorized recreational vehicle segment	$9,031	$9,592	$9,603
Towable recreational vehicle segment	245	585	818
Motorhome resorts segment	25	42	74

Total depreciation expense	$9,301	$10,219	$10,495

12.    INCOME TAXES:

The provision for income taxes for continuing operations is as follows:

	2003	2004	2005
	(in thousands)
Current:
Federal	$8,570	$17,116	$4,729
State	1,871	1,908	(169)
	10,441	19,024	4,560
Deferred:
Federal	2,244	2,414	(2,573)
State	535	476	(300)
Provision for income taxes	$13,220	$21,914	$1,687

The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	2003	2004	2005
	(in thousands)
Expected U.S. federal income taxes at statutory rates	$12,335	$20,462	$1,923
State and local income taxes, net of federal benefit	1,564	1,982	(305)
Change in valuation allowance	(280)	(433)	0
Meals expense disallowance	170	217	204
Subsidiary stock basis adjustment	0	0	634
Export sales benefit	(321)	(356)	(495)
Reversal of federal & state tax reserves no longer required	0	0	(277)
Other	(248)	42	3
Provision for income taxes	$13,220	$21,914	$1,687

The components of the current net deferred tax asset and long-term net deferred tax liability are:

	January 1, 2005	December 31, 2005
	(in thousands)
Current deferred income tax assets:
Warranty liability	$11,527	$10,342
Product liability	8,258	7,725
Inventory allowances	4,459	4,784
Franchise and other incentive accruals	1,808	6,943
Payroll and related accruals	2,300	2,342
Insurance accruals	2,258	3,024
Resort lot inventory	864	1,316
Other accruals	1,714	(131)
	$33,188	$36,345
Long-term deferred income tax liabilities:
Depreciation	$15,025	$16,306
Amortization	4,876	5,584
Net operating loss (NOL) carryforward	(222)	(143)
State tax credit carryforward	0	(123)
	$19,679	$21,624

Management believes that the temporary differences which gave rise to the deferred income tax assets will be realized in the foreseeable future, including benefits arising from the state NOL carryforward associated with the SMC Acquisition and state tax credits generated, but not utilized in 2005. Net operating losses expire in 2015 and state tax credits expire between 2008 and 2013.

13.    EARNINGS PER SHARE:

Basic earnings per common share is based on the weighted average number of shares outstanding during the period using net income attributable to common stock as the numerator. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and convertible preferred stock, using net income as the numerator. The weighted average number of common shares used in the computation of earnings per common share for the years ended January 3, 2004, January 1, 2005, and December 31, 2005 are as follows:

	2003	2004	2005
Basic
Issued and outstanding shares (weighted average)	29,062,649	29,370,455	29,516,794

Effect of Dilutive Securities
Stock options	504,363	588,191	341,242

Diluted	29,567,012	29,958,646	29,858,036

Anti-dilutive shares outstanding were 155,850, 0, and 384,490 for the fiscal years ending 2003, 2004, and 2005, respectively.

14.    LEASES:

The Company has commitments under certain noncancelable operating leases. Total rental expense for the fiscal years ended January 3, 2004, January 1, 2005, and December 31, 2005 related to operating leases amounted to approximately $3.6 million, $3.6 million, and $3.6 million, respectively. The Company’s most significant lease is an operating lease for an aircraft with annual renewals for up to three additional years. The Company began its third year of renewal in February 2006. The future minimum rental commitments under the renewal term of this lease is $1.8 million in 2006 and $306,000 in 2007. The Company has guaranteed up to $14.3 million of any deficiency in the event that the lessor’s net sales proceeds from the aircraft are less than $15.7 million. The Company has commitments under certain noncancelable subleases. As of December 31, 2005, the total minimum sublease rental income to be received in the future is $1.5 million. Sublease rental income will be recognized ratably over the next ten years.

Approximate future minimum rental commitments under these leases at December 31, 2005 are summarized as follows:

Fiscal Year	(in thousands)
2006	$3,617
2007	$1,634
2008	$1,183
2009	$1,073
2010	$1,033
2011 and thereafter	$3,587

15.    BONUS PLAN:

The Company has a discretionary bonus plan for certain key employees. Bonus expense included in selling, general, and administrative expenses for the years ended January 3, 2004, January 1, 2005, and December 31, 2005 was $5.1 million, $8.9 million, and $607,000, respectively.

16.    STOCK OPTION PLANS:

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a Non-employee Director Stock Plan (the “Director Plan”) - 1993, and an Incentive Stock Option Plan (the “Option Plan”) - 1993.

Stock Purchase Plan

The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has reserved 683,438 shares of Common Stock for issuance under the Purchase Plan. During the years ended January 1, 2005 and December 31, 2005, 55,322 shares and 57,989 shares, respectively, were purchased under the Purchase Plan. The weighted-average fair value of purchase rights granted in 2004 and 2005 was $24.56 and $18.24, respectively. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

The Purchase Plan is administered by a committee appointed by the Board of Directors. Any employee who is customarily employed for at least 20 hours per week and more than five months in a calendar year by the Company, or by any majority-owned subsidiary designated from time to time by the Board of Directors, and who does not own 5% or more of the total combined voting power or value of all classes of the Company’s outstanding capital stock, is eligible to participate in the Purchase Plan.

Directors’ Option Plan

Each non-employee director of the Company is entitled to participate in the Company’s Director Plan. The Board of Directors and the stockholders have authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan. Under the terms of the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the “Initial Option”) on which the optionee first becomes a director of the Company. Thereafter, each optionee is automatically granted an additional option to purchase 4,000 shares of Common Stock (a “Subsequent Option”) on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months. Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant. Each Subsequent Option vests in full on the fifth anniversary of its date of grant. The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the New York Stock Exchange on the date of grant. The maximum term of these options are 10 years. As of December 31, 2005, 93,900 options had been exercised, and options to purchase 166,150 shares of common stock were outstanding. Under the Director Plan, the directors of the Company may elect to receive up to 50% of the value of their retainer in the form of common stock or an option to purchase shares of common stock. As of December 31, 2005, 11,320 shares of common stock had been issued in lieu of cash retainer under the plan.

Option Plan

The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees and consultants of the Company of nonstatutory stock options. A total of 3,257,813 shares of Common Stock have been reserved for issuance under the Option Plan. As of December 31, 2005, 1,469,258 options had been exercised, and options to purchase 1,303,875 shares of Common Stock were outstanding. These options vest ratably over five years commencing with the date of grant.

In the fourth quarter of 2005, the Company elected to accelerate all non-vested stock options outstanding with an exercise price greater than $16 per share.  The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations pursuant to Financial Accounting Standards Board Statement No. 123R. Under FAS No. 123R, the Company will apply the expense recognition provisions relating to stock options beginning in the first quarter of fiscal 2006. In approving the acceleration, the Company considered its impact on future financial results, stockholder value and employee retention. The Company believes that the acceleration is in the best interest of stockholders as it will reduce the Company’s reported compensation expense in future periods in light of these accounting regulations. The compensation expense to be recorded in future periods that is eliminated as a result of the acceleration of the vesting of these options is approximately $3.7 million. This acceleration will not result in a charge to the Company’s expenses in the consolidated statements of operations in fiscal 2005.

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

Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at December 28, 2002	1,341,523	$10.15
Granted	207,200	11.48
Exercised	(306,352)	4.92
Forfeited	(5,200)	19.61
Outstanding at January 3, 2004	1,237,171	11.63
Granted	197,800	26.28
Exercised	(120,398)	8.95
Outstanding at January 1, 2005	1,314,573	14.08
Granted	292,020	16.13
Exercised	(72,078)	5.87
Forfeited	(65,240)	18.14
Outstanding at December 31, 2005	1,469,275	$14.71

For various price ranges, weighted average characteristics of all outstanding stock options at December 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Life (years)	Weighted- Average Price	Shares	Weighted- Average Price
$2.68 - 5.36	111,681	0.9	$3.33	111,681	$3.33
$5.37 - 8.04	119,652	2.3	$7.72	119,652	$7.72
$8.05 - 10.72	265,729	5.3	$10.30	177,589	$10.28
$10.73 - 13.40	293,273	4.8	$12.24	254,588	$12.28
$13.41 - 16.08	47,000	8.7	$15.04	8,000	$16.08
$16.09 - 18.76	289,970	8.5	$16.30	289,970	$16.30
$18.77 - 21.44	17,500	5.5	$20.03	17,500	$20.03
$21.45 - 24.12	28,000	7.6	$21.65	28,000	$21.65
$24.13 - 26.80	296,470	7.2	$25.65	296,470	$25.63
	1,469,275			1,303,450

At December 31, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost for incentive stock option grants are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	2003	2004	2005
	(in thousands, except per share data)

Net income - as reported	$22,200	$36,705	$2,648
Deduct: Total stock-based employee compensation expense
Determined under fair value based method for all awards, net of related tax effects	(1,357)	(1,569)	(3,219)
Net income - pro forma	$20,843	$35,136	$(571)

Earnings per share:
Basic - as reported	$0.76	$1.25	$0.09
Basic - pro forma	0.72	1.20	(0.02)

Diluted - as reported	$0.75	$1.23	$0.09
Diluted - pro forma	0.71	1.17	(0.02)

For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2004	2005

Risk-free interest rate	3.89%	3.54%	4.03%
Expected life (in years)	5.81	6.09	6.69
Expected volatility	54.70%	36.31%	31.25%
Expected dividend yield	0.00%	1.00%	1.70%

Restricted Stock Unit Grant

A component of the stock option plan permits the Company to grant shares of restricted stock units. These grants are compensation expense under the rules of APB No. 25, and are required to be recognized in the Company’s income statement. During the year the Company granted restricted shares of restricted stock units totalling approximately $16,000. These costs have been recorded as compensation expense in the current year’s income statement.

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company’s financial instruments are presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

Line of Credit - The carrying amount outstanding on the revolving line of credit is $34.1 million, and $25.0 million at January 1, 2005 and December 31, 2005, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

Long-Term Notes Payable - The carrying amount outstanding on the long-term notes payable is $40.5 million (including $5.7 million of current payable) at December 31, 2005, which approximates the estimated fair value as these instruments require interest payments at a market value rate of interest plus a margin.

18.    401(K) DEFINED CONTRIBUTION PLAN:

The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees. Company contributions to the plan totaled $678,000 in 2003, $879,000 in 2004, and $880,000 in 2005.

19.   COMMITMENTS AND CONTINGENCIES:

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

Losses of approximately $897,000, $600,000 and $79,000 were incurred in 2003, 2004, and 2005, respectively. The approximate amount subject to contingent repurchase obligations arising from these agreements at December 31, 2005 is $607.3 million, with approximately 5.9% concentrated with one dealer. The Company has recorded a liability of approximately $780,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

Litigation

The Company is involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise. The Company has recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

20.   QUARTERLY RESULTS (UNAUDITED):

Year ended January 1, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Net sales	$351,890	$355,103	$357,763	$321,513
Gross profit	44,152	45,347	43,427	35,886
Operating income	19,666	18,905	12,622	8,474
Net income (loss):
Continuing operations	11,913	11,934	7,586	5,116
Discontinued operations	10	14	(150)	282
	$11,923	$11,948	$7,436	$5,398

Earnings (loss) per share-basic:
Continuing operations	$0.41	$0.41	$0.26	$0.17
Discontinued operations	$0.00	$0.00	$(0.01)	$0.01
Basic	$0.41	$0.41	$0.25	$0.18

Earnings per share-diluted:
Continuing operations	$0.40	$0.40	$0.25	$0.17
Discontinued operations	$0.00	$0.00	$0.00	$0.01
Diluted	$0.40	$0.40	$0.25	$0.18

Year ended December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter (1)	4th Quarter
	(in thousands, except per share data)
Net sales	$328,813	$304,512	$296,953	$305,960
Gross profit	35,896	32,987	24,619	31,268
Operating income (loss)	8,939	1,655	(7,375)	4,002
Net income (loss):
Continuing operations	5,364	965	(4,355)	1,995
Discontinued operations	(41)	(210)	(1,608)	538
	$5,323	$755	$(5,963)	$2,533

Earnings (loss) per share-basic:
Continuing operations	$0.18	$0.03	$(0.15)	$0.07
Discontinued operations	$0.00	$0.00	$(0.05)	$0.02
Basic	$0.18	$0.03	$(0.20)	$0.09

Earnings (loss) per share-diluted:
Continuing operations	$0.18	$0.03	$(0.15)	$0.06
Discontinued operations	$0.00	$0.00	$(0.05)	$0.02
Diluted	$0.18	$0.03	$(0.20)	$0.08

 (1) Third quarter 2005 amounts have been revised for a reclassification of tax credit from net income from discontinued operations to net income from continuing operations of $49,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management including our principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, see Item 8. “Financial Statements and Supplemental Data.”

ITEM 9B.                                            OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item concerning the executive officers is set forth in Part I, Item 1 - “Business” of this Annual Report on Form 10-K.

Information required by this Item regarding directors and compliance with Section 16(a) of the Exchange Act is set forth under the captions “Proposal 1 - Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act” in the Company’s definitive 2006 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding the Company’s Audit Committee and designated “audit committee financial expert” is set forth under the caption “Board of Directors and Committee Meetings - Audit Committee” in the Company’s definitive 2006 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Company’s directors and executive officers is set forth under the captions “Corporate Governance - Director Compensation” and “Executive Compensation” in the Company’s definitive 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item regarding beneficial ownership of the Company’s Common Stock by certain beneficial owners and management set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,469,275	$14.71	737,181
Equity compensation plans not approved by security holders	—	—	—
Total	1,469,275	$14.71	737,181

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item regarding certain relationships and related transactions with management is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Company’s definitive 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive 2006 Proxy Statement and is incorporated herein by reference.

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

2.1

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

2.3

Stock and Unit Purchase Agreement dated November 9, 2005, by and among the Company, R-Vision Holdings LLC, William L. Warrick, Arlen J. Paul, Dennis Bailey, William Devos, Ruth A. Hollingsworth, Shannon E. Warrick, Bradford J. Warrick, William Lewis Warrick, Jodie D. Warrick, Helen L. Krizman, Warrick LP, William L. Warrick as Trustee of the William Warrick 1998 Irrevocable Trust for the Benefit of Shannon Elizabeth Warrick, William L. Warrick as Trustee of the William Warrick 1998 Irrevocable Trust for the Benefit of William Lewis Warrick, William L. Warrick as Trustee of the William Warrick 1998 Irrevocable Trust for the Benefit of Bradford James Warrick, and William L. Warrick as Trustee of the William Warrick 1998 Irrevocable Trust for the Benefit of Jodie Dawn Warrick, R-Vision Inc., R-Vision Motorized LLC, Roadmaster LLC, Bison Manufacturing LLC and A.J.P. R.V., Inc., and William L. Warrick as Sellers’ Representative (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2005).

2.4

Asset Purchase Agreement dated November 18, 2005, by and among the Company, R-Vision Holdings LLC, A.J.P. R.V., Inc., and William L. Warrick as Sellers’ Representative (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2005).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 1994).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 30, 1999 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000).

3.3	Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2005).

10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2	1993 Director Option Plan as Amended Through May 13, 2003. (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.3+	1993 Incentive Stock Option Plan as amended through November 9, 2005.

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

10.6

Third Amended and Restated Credit Agreement dated November 18, 2005, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, the lenders party thereto from time to time, U.S. Bank National Association, as Administrative Lender, Swingline Lender and L/C Bank, and Bank of America, N.A., as Syndication Agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2005).

10.7+	Form of 1993 Incentive Stock Option Plan, Restricted Stock Unit Agreement.

10.8+	Form of Director Option Agreement, Initial Grant.

10.9+	Form of Director Option Agreement, Subsequent Grant.

10.10+	Form of 1993 Incentive Stock Option Plan Stock Option Agreement.

10.11+	Form of Annual Irrevocable Election Under Director Stock Plan.

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof).

31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                                                                         The item listed is a compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2006	MONACO COACH CORPORATION

	By:	/s/ Kay L. Toolson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kay L. Toolson	Chairman of the Board and Chief Executive	March 16, 2006
(Kay L. Toolson)	Officer (Principal Executive Officer)

/s/ P. Martin Daley	Vice President and Chief Financial Officer	March 16, 2006
(P. Martin Daley)	(Principal Financial and Accounting Officer)

/s/ John F. Cogan	Director	March 16, 2006
(John F. Cogan )

/s/ Robert P. Hanafee, Jr.	Director	March 16, 2006
(Robert P. Hanafee, Jr.)

/s/ L. Ben Lytle	Director	March 16, 2006
(L. Ben Lytle)

/s/ Dennis D. Oklak	Director	March 16, 2006
(Dennis D. Oklak)

/s/ Carl E. Ring, Jr.	Director	March 16, 2006
(Carl E. Ring, Jr.)

/s/ Richard A. Rouse	Director	March 16, 2006
(Richard A. Rouse)

/s/ Daniel C. Ustian	Director	March 16, 2006
(Daniel C. Ustian)

/s/ Roger A. Vandenberg	Director	March 16, 2006
(Roger A. Vandenberg)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002. (Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.)

2.3

Stock and Unit Purchase Agreement dated November 9, 2005, by and among the Company, R-Vision Holdings LLC, William L. Warrick, Arlen J. Paul, Dennis Bailey, William Devos, Ruth A. Hollingsworth, Shannon E. Warrick, Bradford J. Warrick, William Lewis Warrick, Jodie D. Warrick, Helen L. Krizman, Warrick LP, William L. Warrick as Trustee of the William Warrick 1998 Irrevocable Trust for the Benefit of Shannon Elizabeth Warrick, William L. Warrick as Trustee of the William Warrick 1998 Irrevocable Trust for the Benefit of William Lewis Warrick, William L. Warrick as Trustee of the William Warrick 1998 Irrevocable Trust for the Benefit of Bradford James Warrick, and William L. Warrick as Trustee of the William Warrick 1998 Irrevocable Trust for the Benefit of Jodie Dawn Warrick, R-Vision Inc., R-Vision Motorized LLC, Roadmaster LLC, Bison Manufacturing LLC and A.J.P. R.V., Inc., and William L. Warrick as Sellers’ Representative (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2005).

2.4

Asset Purchase Agreement dated November 18, 2005, by and among the Company, R-Vision Holdings LLC, A.J.P. R.V., Inc., and William L. Warrick as Sellers’ Representative (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2005).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 1994).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 30, 1999 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000).

3.3	Bylaws of Registrant, as amended to date (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with SEC on November 16, 2005).

10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2	1993 Director Option Plan as Amended Through May 13, 2003. (Incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.3+	1993 Incentive Stock Option Plan as amended through November 9, 2005.

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

10.6

Third Amended and Restated Credit Agreement dated November 18, 2005, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, the lenders party thereto from time to time, U.S. Bank National Association, as Administrative Lender, Swingline Lender and L/C Bank, and Bank of America, N.A., as Syndication Agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2005).

10.7+	Form of 1993 Incentive Stock Option Plan, Restricted Stock Unit Agreement.

10.8+	Form of Director Option Agreement, Initial Grant.

10.9+	Form of Director Option Agreement, Subsequent Grant.

10.10+	Form of 1993 Incentive Stock Option Plan Stock Option Agreement.

10.11+	Form of Annual Irrevocable Election Under Director Stock Plan.

11.1	Computation of earnings per share (see Note 10 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof).

31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         The item listed is a compensatory plan.