Form 10-Q
period 2006-04-01
MONACO COACH CORP /DE/
filed 2006-05-11
CIK 910619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 1, 2006

or

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
Yes  ☐   No  ☒

The number of shares outstanding of common stock, $.01 par value, as of April 1, 2006: 29,704,166

MONACO COACH CORPORATION

FORM 10-Q

APRIL 1, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	April 1,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash	$586	$8,387
Trade receivables, net	102,666	126,781
Inventories, net	183,292	182,378
Resort lot inventory	9,135	6,581
Prepaid expenses	4,364	3,961
Income taxes receivable	206	0
Deferred income taxes	36,345	40,481
Discontinued operations	4,922	4,080
Total current assets	341,516	372,649

Property, plant, and equipment, net	159,304	159,735
Debt issuance costs, net of accumulated amortization of $678 and $736, respectively	695	638
Goodwill	85,952	86,025
Total assets	$587,467	$619,047

LIABILITIES
Current liabilities:
Book overdraft	$14,550	$0
Current portion of long-term debt	5,714	5,714
Line of credit	25,000	22,500
Accounts payable	78,299	101,040
Product liability reserve	19,275	18,713
Product warranty reserve	32,902	33,865
Income taxes payable	0	7,745
Accrued expenses and other liabilities	37,732	47,705
Discontinued operations	853	827
Total current liabilities	214,325	238,109

Long-term debt, less current portion	34,786	34,786
Deferred income taxes	21,624	21,440
Total liabilities	270,735	294,335

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,561,766 and 29,704,166 issued and outstanding, respectively	296	297
Additional paid-in capital	59,005	60,472
Retained earnings	257,431	263,943
Total stockholders’ equity	316,732	324,712
Total liabilities and stockholders’ equity	$587,467	$619,047

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended
	April 2,	April 1,
	2005	2006

Net sales	$328,813	$385,068
Cost of sales	292,917	336,619
Gross profit	35,896	48,449

Selling, general, and administrative expenses	26,957	33,979
Operating income	8,939	14,470

Other income, net	114	132
Interest expense	(485)	(1,252)
Income before income taxes and discontinued operations	8,568	13,350

Provision for income taxes, continuing operations	3,204	5,057

Net income from continuing operations	5,364	8,293

Loss from discontinued operations, net of tax provision	(41)	0

Net income	$5,323	$8,293

Earnings per common share:
Basic from continuing operations	$0.18	$0.28
Basic from discontinued operations	$0.00	$0.00
Basic	$0.18	$0.28

Diluted from continuing operations	$0.18	$0.28
Diluted from discontinued operations	$0.00	$0.00
Diluted	$0.18	$0.28

Weighted average common shares outstanding:
Basic	29,460,137	29,636,222
Diluted	29,893,889	29,828,187

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Quarter Ended
	April 2,	April 1,
	2005	2006

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$5,323	$8,293
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of assets	(1)	(16)
Depreciation and amortization	2,509	3,374
Deferred income taxes	(128)	(4,320)
Restricted stock unit and stock option expense	0	331
Changes in working capital accounts:
Trade receivables, net	(10,449)	(24,115)
Inventories, net	1,194	914
Resort lot inventory	139	2,554
Prepaid expenses	251	400
Accounts payable	17,419	22,741
Product liability reserve	(180)	(635)
Product warranty reserve	(183)	963
Income taxes payable	1,921	7,951
Accrued expenses and other liabilities	(682)	9,972
Discontinued operations	(1,778)	720

Net cash provided by operating activities	15,355	29,127

Cash flows from investing activities:
Additions to property, plant, and equipment	(2,114)	(3,746)
Proceeds from sale of assets	52	17
Discontinued operations	(5)	0

Net cash used in investing activities	(2,067)	(3,729)

Cash flows from financing activities:
Book overdraft	(1,578)	(14,529)
Payments on lines of credit, net	(9,062)	(2,500)
Debt issuance costs	(11)	0
Dividends paid	(1,769)	(1,780)
Issuance of common stock	618	1,137
Discontinued operations	(9)	75

Net cash used by financing activities	(11,811)	(17,597)

Net change in cash	1,477	7,801
Cash at beginning of period	0	586
Cash at end of period	$1,477	$8,387

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 31, 2005 and April 1, 2006, and the results of its operations and its cash flows for the quarters ended April 2, 2005 and April 1, 2006. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders for the year ended December 31, 2005.

2.             Acquisition

R-Vision

The Company acquired the Indiana-based R-Vision companies and affiliates in an all cash transaction on November 18, 2005. The R-Vision companies and affiliates consist of R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC, which are collectively referred to herein as “R-Vision”. R-Vision manufactures towable and motorized recreational vehicle products, and the acquisition was primarily consummated to strengthen the Company’s towable recreational vehicle segment. R-Vision’s results of operations since November 18, 2005 are included in the consolidated financial statements of the Company.

The cash paid for R-Vision, including transaction costs of $607,016, totaled $54,601,481, net of cash acquired. The total R-Vision assets acquired and liabilities assumed based on estimated fair values at November 18, 2005, are as follows:

(in thousands)

Receivables	$14,571
Inventories	18,160
Prepaids and other assets	618
Property and equipment	12,945
Goodwill	30,771
Total assets acquired	77,065

Accounts payable	8,769
Accrued liabilities	11,964
Current deferred tax liability	868
Long-term deferred tax liability	863
Total liabilities assumed	22,464

Total assets acquired and liabilities assumed	$54,601

The purchase price was derived from a calculation of a multiple of earnings before interest, taxes, depreciation and amortization for a trailing 12-month period (adjusted for certain non-recurring expense items), which exceeded the book value of R-Vision and generated goodwill of $30.7 million. The allocation of the purchase price and the related goodwill has been adjusted for the resolution of pre-aquisition contingencies of $72,800. The effects of resolution of pre-aquisition contingencies occurring: (i) within one year of the acquisition date will be reflected as an adjustment of the allocation of the purchase price and goodwill, and (ii) after one year will be recognized in the determination of net income.

3.             Inventories, net

Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	December 31,	April 1,
	2005	2006
	(in thousands)
Raw materials	$91,028	$91,638
Work-in-process	61,393	55,112
Finished units	43,134	47,089
Raw material reserves	(12,263)	(11,461)
	$183,292	$182,378

4.             Line of Credit

The Company’s credit facilities consist of a revolving line of credit of up to $105.0 million. As of April 1, 2006, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $22.5 million. At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. At April 1, 2006, the interest rate was 6.9%. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of April 1, 2006, the Company was in compliance with these covenants.

5.             Long-term Notes Payable

In November 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to effect the acquisition of R-Vision (see Note 2). As of April 1, 2006, borrowings outstanding were $40.0 million. At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Term Debt requires quarterly interest payments and quarterly principal payments, beginning April 2, 2006, of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. At April 1, 2006, the interest rate on the Term Debt was 6.6%. The Term Debt is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of April 1, 2006, the Company was in compliance with these covenants.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The following table displays the scheduled principal payments by year that will be due in thousands on all the Company’s term loans.

Year	Amount of payment due
2006	$5,714
2007	$5,714
2008	$5,714
2009	$6,214
2010	$17,144
$40,500

6.             Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of outstanding stock based awards. For the quarter ended April 1, 2006, there were 682,740 non-dilutive options excluded from the diluted earnings per share calculation (365,670 for the quarter ended April 2, 2005). The weighted average number of common shares used in the computation of earnings per common share are as follows:

	Quarter Ended
	April 2, 2005	April 1, 2006
Basic
Issued and outstanding shares (weighted average)	29,460,137	29,636,222

Effect of Dilutive Securities
Restricted Stock Units	0	3,458
Stock Options	433,752	188,507
Diluted	29,893,889	29,828,187

7.             Stock Option Plans

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a  Non-employee Director Stock Plan (the “Director Plan”) - 1993, and an Incentive Stock Option Plan (the “Option Plan”) - 1993.

As of January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” (the “Statement”). The Statement replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees except for equity instruments held by employee share ownership plans. We elected to adopt the modified prospective application method of the Statement.

Prior to the adoption, the Company accounted for the stock-based employee compensation plans under the recognition and measurement principle of APB Opinion No. 25. No stock-based employee compensation cost related to these options was reflected in net income of prior periods, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Stock Purchase Plan

The  Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has reserved 683,438 shares of Common Stock for issuance under the Purchase Plan. During the quarter ended April 1, 2006,  34,166 shares were issued under the Purchase Plan. The weighted-average fair value of purchase rights granted in the first quarter of 2006 was $17.76. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

Directors’ Option Plan

Each non-employee director of the Company is entitled to participate in the Director Plan. The Board of Directors and the stockholders have authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan. Under the terms of the Director Plan, each eligible non-employee director is automatically granted an option to purchase 8,000 shares of Common Stock (the “Initial Option”) on which the optionee first becomes a director of the Company. Thereafter, each optionee is automatically granted an additional option to purchase 4,000 shares of Common Stock (a “Subsequent Option”) on September 30 of each year if, on such date, the optionee has served as a director of the Company for at least six months. Each Initial Option vests over five years at the rate of 20% of the shares subject to the Initial Option at the end of each anniversary following the date of grant. Each Subsequent Option vests in full on the fifth anniversary of its date of grant. The exercise price of each option is the fair market value of the Common Stock as determined by the closing price reported by the New York Stock Exchange on the date of grant. The maximum term of these options are 10 years. As of April 1, 2006, 102,000 options had been exercised, and options to purchase 158,050 shares of common stock were outstanding. Under the Director Plan, the directors of the Company may elect to receive up to 50% of the value of their retainer in the form of Common Stock or an option to purchase shares of Common Stock. As of April 1, 2006, 11,320 shares of Common Stock had been issued in lieu of cash retainer under the plan.

Option Plan

The Option Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the grant to employees and consultants of the Company of nonstatutory stock options. A total of 3,257,813 shares of Common Stock have been reserved for issuance under the Option Plan. As of April 1, 2006, 1,567,516 options had been exercised, and options to purchase 1,200,667 shares of Common Stock were outstanding. These options vest ratably over five years commencing with the date of grant.

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

Transactions involving the Director Plan and the Option Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at December 31, 2005	1,469,275	$14.71
Granted	—	—
Exercised	(106,358)	6.99
Forfeited	(4,200)	22.78
Outstanding at April 1, 2006	1,358,717	15.29

For various price ranges, weighted average characteristics of all outstanding stock options at April 1, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Life (years)	Weighted- Average Price	Shares	Weighted- Average Price
$2.68 - 5.36	60,652	1.0	$3.52	60,652	$3.52
$5.37 - 8.04	107,818	2.0	$7.72	107,818	$7.72
$8.05 - 10.72	245,814	5.2	$10.31	187,054	$10.29
$10.73 - 13.40	269,693	4.6	$12.23	266,493	$12.24
$13.41 - 16.08	47,000	8.5	$15.04	8,000	$16.08
$16.09 - 18.76	288,970	8.3	$16.30	288,970	$16.30
$18.77 - 21.44	17,500	5.2	$20.03	17,500	$20.03
$21.45 - 24.12	28,000	7.3	$21.65	28,000	$21.65
$24.13 - 26.80	293,270	7.0	$25.63	293,270	$25.63
	1,358,717			1,257,757

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation in the quarter ended April 2, 2005 compared to the fair value recognition provisions of FAS 123R that are applied to the stock-based payment arrangements in the quarter ended April 1, 2006.

	Quarter Ended
	April 2, 2005	April 1, 2006
	(in thousands, except per share data)

Net income before stock-based compensation expense	$5,323	$8,498

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	227	205

Net income*	$5,096	$8,293

* Net income in 2005 and prior years are pro-forma for the effect of FAS 123R.

Earnings per share:
Basic - as reported	$0.18	$0.28
Basic - with stock-based compensation	$0.17	$0.28

Diluted - as reported	$0.18	$0.28
Diluted - with stock-based compensation	$0.17	$0.28

For purposes of the above information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006

Risk-free interest rate	4.03%
Expected life (in years)	6.69
Expected volatility	31.25%
Expected dividend yield	1.70%

There was approximately $71,000 of stock-based compensation expense recognized from the combination of the Option Plan and the Director Plan during the quarter ended April 1, 2006. The total remaining expense to be recognized in future periods for outstanding non-vested stock options related to the Option Plan and Director Plan is approximately $527,000. This amount will be recognized over the following periods according to the schedule below:

Fiscal Year	Stock Option Expense
2006	$212,000
2007	191,000
2008	71,000
2009	32,000
2010	21,000
Total	$527,000

Restricted Stock Unit Grant

A component of the Option Plan permits the Company to grant shares of restricted stock units (RSU’s). These grants are compensation expense under the rules of APB No. 25, and are required to be recognized in the Company’s income statement. During the quarter ended April 1, 2006, the Company granted restricted shares of restricted stock units totaling approximately $260,000. These costs have been recorded as compensation expense in the current quarter’s income statement. The total number of outstanding RSU’s as of April 1, 2006 was 282,409 shares.

8.             Segment Reporting

Monaco Coach Corporation is a leading manufacturer of premium Class A, B and C motor coaches (Motorized Recreational Vehicle Segment) and towable recreational vehicle (Towable Recreational Vehicle Segment). Our product line currently consists of a broad line of motor coaches, fifth wheel trailers, travel trailers, and specialty trailers under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” “McKenzie,” “R-Vision,” “Bison,” and “Roadmaster” brand names.

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (Motorhome Resort Segment) located in Las Vegas, Nevada, and Indio, California. The resorts offer sales of individual lots to recreational vehicle owners and also offer a common interest in the amenities at the resort. The resorts provide destination locations for premium Class A recreational vehicle owners and help to promote the recreational vehicle lifestyle.

The following table provides the results of operations of the three segments of the Company for the first quarter ending April 2, 2005 and April 1, 2006, respectively.

	Quarter Ended
	April 2,	April 1,
	2005	2006
	(in thousands)
Motorized Recreational Vehicle Segment

Net sales	$290,166	$254,954
Cost of sales	259,315	230,001
Gross profit	30,851	24,953

Selling, general, and administrative expenses	10,256	8,530
Corporate overhead allocation	11,566	11,603
Operating income	$9,029	$4,820

Towable Recreational Vehicle Segment

Net sales	$33,354	$114,413
Cost of sales	31,729	100,133
Gross profit	1,625	14,280

Selling, general, and administrative expenses	1,233	3,630
Corporate overhead allocation	1,395	5,778
Operating income (loss)	$(1,003)	$4,872

Motorhome Resort Segment

Net sales	$5,293	$15,701
Cost of sales	1,873	6,485
Gross profit	3,420	9,216

Selling, general, and administrative expenses	1,461	3,072
Corporate overhead allocation	1,046	1,366
Operating income	$913	$4,778

	Quarter Ended
	April 2,	April 1,
	2005	2006
	(in thousands)
Reconciliation to Net Income

Operating income:
Motorized recreational vehicle segment	$9,029	$4,820
Towable recreational vehicle segment	(1,003)	4,872
Motorhome resort segment	913	4,778
Total operating income	8,939	14,470

Other income, net	114	132
Interest expense	(485)	(1,252)
Income before income taxes and discontinued operations	8,568	13,350

Provision for income taxes, continuing operations	3,204	5,057

Net income from continuing operations	5,364	8,293

Loss from discontinued operations, net of tax provision	(41)	0
Net income	$5,323	$8,293

9.             Commitments and Contingencies

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at April 1, 2006 is $635.3 million, with approximately 6.1% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected. The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories. The Company has recorded a liability of approximately $780,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers. This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

Litigation

The Company is involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, for those matters not covered by insurance, the Company has recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, those below that have been marked with an asterisk (*). In addition, we may from time to time make forward-looking statements through statements that include words such as “believes,” “expects,” “anticipates” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth below or referred to under “Item IA. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. We caution the reader, however, that these factors may not be exhaustive.

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $575,000 for motor coaches and from $1,000 to $70,000 for towables. Based upon retail registrations in 2005, we believe we had 26.0% share of the market for diesel Class A motor coaches, a 10.3% share of the market for gas Class A motor coaches, an 18.1% share of the market for all Class A motor coaches, a 3.2% market for all Class C motor coaches, a 4.5% share of the market for fifth wheel towables and a 5.1% share of the market for travel trailers.

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

Business Changes

We have conducted a series of acquisitions during our history. Beginning in March 1993, when we commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968. In March 1996, we acquired the Holiday Rambler Division of Harley-Davidson, Inc., a manufacturer of a full line of Class A motor coaches and towables. In August 2001, we acquired SMC Corporation, manufacturer of the Beaver and Safari brand Class A motorhomes. In November 2002, we acquired from Outdoor Resorts of America (“ORA”) three luxury motorcoach resort properties being developed by ORA in Las Vegas, Nevada, Indio, California, and Naples, Florida. In September 2003, we sold the property in Naples, Florida. And, in November of 2005, we acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively referred to as “R-Vision”), manufacturers of R-Vision, Bison, and Roadmaster motorized and towable products. The R-Vision acquisition was accomplished as a cash purchase on November 18, 2005 and was accounted for using the purchase method of accounting. All operations of R-Vision have been incorporated for the period ended April 1, 2006 in the consolidated quarterly financial statements of the Company included with this Quarterly Report on Form 10-Q.

During the third quarter of 2005, the Company announced that it was closing its Royale Coach operations in Elkhart, Indiana. Royale Coach produced Prevost bus conversion motor coaches with price points in excess of $1.4 million. Royale Coach sold approximately 20 coaches per year and was not a significant portion of the Company’s overall business. All closure costs have been accrued for in the Company’s financial statements.

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended April 1, 2006 compared to Quarter ended April 2, 2005

The following table illustrates the results of operations for the quarters ended April 2, 2005, and April 1, 2006. All dollars represented are in thousands.

	Quarter ended	%	Quarter ended	%	$	%
	April 2, 2005	of Sales	April 1, 2006	of Sales	Change	Change
Net sales	$328,813	100.0%	$385,068	100.0%	$56,255	17.1%
Cost of sales	292,917	89.1%	336,619	87.4%	-43,702	-14.9%
Gross profit	35,896	10.9%	48,449	12.6%	12,553	35.0%
Selling, general, and administrative expenses	26,957	8.2%	33,979	8.8%	-7,022	-26.1%

Operating income	$8,939	2.7%	$14,470	3.8%	$5,531	61.9%

Motorized and Towable Recreational Vehicle Segments

The recreational vehicle market is cyclical in nature. This was demonstrated in 2005 when the market underwent a significant retraction in the motorized Class A segment. Accordingly, we took steps to minimize costs in our plants, reduce excess capacity, and streamline our selling, general, and administrative operations. While these were difficult changes to make, they were necessary to improve the Company’s margins and overall profitability. The result was positive for both our motorized and towable operations.

The motorized market continues to be a challenging environment. Higher interest rates are placing pressures on our dealers. Floorplan interest charges are a significant cost of carrying inventory, and as interest rates rise our dealers, as well as our competitors' dealers, are more cautious in the amount of inventory that they are willing to carry. Despite the current cyclical downturn in the motorized market, we continue to remain optimistic on the prospects for long-term growth in this sector, as the demographics for our customer base shows a continuing increase in the number of new entrants into our target age and economic group.*

The towable market, unlike the motorized market, has shown surprising resilience, and has remained strong through the first quarter of 2006. In part, this has been the result of orders placed by FEMA for temporary houses needed after the 2005 hurricane season in the Southeastern United States. However, the towable sector, exclusive of FEMA orders was still robust. Our own products have been well received, and with the addition of R-Vision we have secured a solid position as the number five towable manufacturer in the United States.

The recreational vehicle industry remains extremely competitive, and retail customers have many choices available to them. To distinguish ourselves within the industry, we introduced our Franchise For The Future (FFTF) program for our Class A dealers in June of 2005. This program was designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool. To support this, and to encourage our dealers to participate in FFTF, we worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations. We believe that this concept, along with other features designed to entice our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity.

Motorhome Resort Segment

While the recreational vehicle industry is still a challenging environment, our motorhome resort properties sales and profits were very successful in the first quarter of 2006. Our properties in both Las Vegas, Nevada and Indio, California experienced better than expected results of operations, with combined operating profits of $4.8 million for the first quarter of 2006 versus operating profits of $913,000 in the comparable period in 2005. We believe that these resort properties will continue to sell through their respective remaining available inventories of lots for the remainder of 2006 and into the first quarter of 2007.* During 2006 we will continue to evaluate opportunities for new property developments, with the intent of bringing new developments to the market in 2007.*

Performance in the first quarter of 2006

First quarter net sales increased 17.1% to $385.1 million compared to $328.8 million for the same period last year. Gross diesel motorized sales were down 12.4%, gas motorized sales were down 4.0%, and towables were up 238.6%. Diesel products accounted for 59.1% of our first quarter revenues while gas products were 9.7%, and towables were 31.2%. The overall increase in revenues was driven by a strong increase in towable sales, partially fueled by FEMA sales of $26.8 million. Our overall unit sales were up 192.5% in the first quarter of 2006 to 8,832 units, with diesel motorized unit sales down 13.1% to 1,143 units, gas motorized unit sales down 1.3% to 472 units, and towable unit sales up 488.2% to 7,217 units. Towable unit sales increases were due primarily to the addition of FEMA orders in the first quarter of 2006, as well as the inclusion of units from the R-Vision acquisition. Our total average unit selling price decreased to $42,600 from $108,100 in the same period last year, reflecting the impacts of lower priced orders for FEMA towables in the first quarter of 2006, as well as the inclusion of R-Vision products.

Gross profit for the first quarter of 2006 increased to $48.4 million, up from $35.9 million in 2005, and gross margin increased from 10.9% in the first quarter of 2005 to 12.6% in the first quarter of 2006. The increase in gross margin in 2006 is illustrated in the following table. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

					Change in % of
	April 2, 2005	% of Sales	April 1, 2006	% of Sales	Sales
Direct materials	$206,100	62.7%	$232,095	60.3%	-2.4%
Direct labor	31,765	9.6%	38,386	10.0%	0.4%
Warranty	7,517	2.3%	10,722	2.8%	0.5%
Other direct	17,694	5.4%	23,295	6.0%	0.6%
Indirect	29,841	9.1%	32,121	8.3%	-0.8%
Total cost of sales	$292,917	89.1%	$336,619	87.4%	-1.7%

•      Direct material decreases, in 2006 as a percent of sales, were due mostly to increases in sales of lots at our resort properties which have lower material costs than our recreational vehicles.

•      Direct labor increases, in 2006 as a percent of sales, were predominantly due to changes in product mix to a greater concentration of towable products which have a higher labor content as a percent of sales.

•      Increases in warranty expense, in 2006 as a percent of sales, were due mostly to lower than expected costs in 2005. Current year expenses are closer to a historical rate.

•      Increases in other direct costs, in 2006 as a percent of sales, were due mostly to increases in employee health benefits, and delivery expense for the Company’s product.

•      Decreases in indirect costs, in 2006 as a percent of sales, were due mostly to reductions in plant capacity through plant closures that occurred in 2005, as well as in reductions in expenditures for expenses such as worker’s compensation and general insurance.

Selling, general, and administrative expenses (S,G&A) increased by $7.0 million to $34.0 million in the first quarter of 2006 and increased as a percentage of sales from 8.2% in 2005 to 8.8% in 2006.  Increases in spending over the prior year, as a percentage of sales, are set forth in the following table (dollars in thousands):

					Change in % of
	April 2, 2005	% of Sales	April 1, 2006	% of Sales	Sales
Wages and salaries	$5,282	1.6%	$9,581	2.5%	0.9%
Selling expenses	9,358	2.9%	10,987	2.8%	-0.1%
Settlement expense	2,961	0.9%	2,318	0.6%	-0.3%
Marketing expenses	2,753	0.8%	1,876	0.5%	-0.3%
Other	6,603	2.0%	9,217	2.4%	0.4%
Total S,G&A expenses	$26,957	8.2%	$33,979	8.8%	0.6%

•      Increases in wages and salaries, in 2006 as a percent of sales, were due primarily to increases in management bonus as a result of improved profits, as well as the expensing of incentive stock based pay. In 2005, and prior periods, the Company did not expense incentive stock based pay, but instead elected to disclose the impact under SFAS 123 (Accounting for Stock Based Compensation).

•      The decrease in selling expenses, in 2006 as a percent of sales, was due to continued sales efforts to assist dealers in developing programs to increase customer awareness of product offerings.

•      Decreases in settlement expense (litigation settlement expense), in 2006 as a percent of sales, were due to the successful resolution of certain litigation claims, and a reduction in the number of new claims being filed.

•      Increases in other expenses, in 2006 as a percent of sales, were due mostly to expenses related to the implementation of our new computer system, and profit participation expenses associated with increased sales volumes from our resort property segment.

Operating income was $14.5 million, or 3.8% of sales in the first quarter of 2006 compared to $8.9 million, or 2.7% of sales in the similar 2005 period. The increase in operating margins reflects improved gross margins that were only partially offset by higher S,G&A as a percentage of sales.

Net interest expense was $1.3 million in the first quarter of 2006 compared to $485,000 in the comparable 2005 period, reflecting a higher level of borrowing during the first quarter of 2006.

The Company reported a provision for income taxes of $5.1 million from continuing operations, or an effective tax rate of 37.9% in the first quarter of 2006, compared to $3.2 million, or an effective tax rate of 37.4% for the comparable 2005 period. The decrease in the effective tax rate was due primarily to benefits received from foreign sales activities, as well as favorable tax law changes at certain state levels.

Net income for the first quarter of 2006 was $8.3 million, compared to $5.3 million for the first quarter of 2005 (including losses from discontinued operations of $41,000, net of taxes, related to the closure of the Royale Coach facility) due to an increase in sales combined with a higher operating margin that was partially offset by increases in S,G&A expenses. The Company did not expense stock option grants in 2005 and earlier periods, however, if option expensing had been required, the effect on net income for 2005 for all previously granted options would have been a decrease of $3.2 million. See Note 7 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options. The Company has reflected the cost of stock options in its results of operations beginning in 2006.

First Quarter 2006 versus First Quarter 2005 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV Segment for the quarters ended April 2, 2005, and April 1, 2006 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	April 2, 2005	of Sales	April 1, 2006	of Sales	Change	Change
Net sales	$290,166	100.0%	$254,954	100.0%	$(35,212)	-12.1%
Cost of sales	259,315	89.4%	230,001	90.2%	29,314	11.3%
Gross profit	30,851	10.6%	24,953	9.8%	(5,898)	-19.1%
Selling, general, and administrative expenses	10,256	3.5%	8,530	3.3%	1,726	16.8%
Corporate overhead allocation	11,566	4.0%	11,603	4.6%	(37)	-0.3%
Operating income	$9,029	3.1%	$4,820	1.9%	$(4,209)	-46.6%

Total net sales for the MRV segment were down from $290.2 million in the first quarter of 2005, to $255.0 million in the first quarter of 2006. Gross diesel motorized revenues were down 12.4% and gas motorized revenues were down 4.0%. Diesel products accounted for 85.9% of the MRVsegment’s first quarter of 2006 gross revenues while gas products were 14.1%. The overall decrease in revenues reflected continuing challenges in the marketplace as dealers sought to lower their current inventories because of softened retail demand and higher interest costs associated with their floorplan borrowings. Our MRV segment unit sales were down 9.9% year over year from 1,793 units in the first quarter of 2005 to 1,615 units in the first quarter of 2006. Diesel motorized unit sales were down 13.1% to 1,143 units and gas motorized unit sales were down 1.3% to 472 units.

Gross profit for the first quarter of 2006 decreased to $25.0 million, down from $30.9 million in the first quarter of 2005, and gross margin decreased from 10.6% in the first quarter of 2005 to 9.8% in the first quarter of 2006. Gross profit reductions were the result of lower sales volumes in the first quarter of 2006 versus the comparable period in 2005. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended		Quarter Ended		Change in
	April 2, 2005	% of Sales	April 1, 2006	% of Sales	% of Sales
Direct materials	$181,892	62.7%	$157,272	61.7%	-1.0%
Direct labor	27,868	9.6%	25,536	10.0%	0.4%
Warranty	6,558	2.3%	7,568	3.0%	0.7%
Other direct	14,794	5.1%	13,454	5.3%	0.2%
Indirect	28,203	9.7%	26,171	10.2%	0.5%
Total cost of sales	$259,315	89.4%	$230,001	90.2%	0.8%

•      Direct material decreases, in 2006 as a percent of sales, were mostly due to increases in products that have a lower material cost as a percentage of sales, due to changes in product mix, as well as to a favorable physical inventory adjustment in the first quarter of 2006.

•      Direct labor increases, in 2006 as a percent of sales, were predominantly due to lower production run rates, and shifts in product mix to products that have a higher labor rate as a percent of sales.

•      Increases in warranty expense, in 2006 as a percent of sales, were due mostly to a return to historical warranty rates.

•      Increases in other direct costs, in 2006 as a percent of sales, were due mostly to increases in employee health benefits, and delivery expense for the Company’s products.

•      Increases in indirect costs, in 2006 as a percent of sales, were due mostly to increased overhead costs per unit within the production facilities due to lower run rates in the first quarter of 2006 versus the same period in 2005.

S,G,&A for the MRV Segment, decreased as a percent of sales and in total dollars due primarily to reductions in expenditures for marketing and selling expenses which were partially offset by a larger corporate overhead allocation. Corporate overhead allocation increased in 2006, as a percent of sales, due to higher management bonus levels allocated to the MRV Segment as well as allocations for incentive stock based compensation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income decreased as both a percent of sales and in total dollars due to lower sales and gross margins, and increases in corporate overhead expenses.

First Quarter 2006 versus First Quarter 2005 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV Segment for the quarters ended April 2, 2005, and April 1, 2006 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	April 2, 2005	of Sales	April 1, 2006	of Sales	Change	Change
Net sales	$33,354	100.0%	$114,413	100.0%	$81,059	243.0%
Cost of sales	31,729	95.1%	100,133	87.5%	(68,404)	-215.6%
Gross profit	1,625	4.9%	14,280	12.5%	12,655	778.8%
Selling, general, and administrative expenses	1,233	3.7%	3,630	3.2%	(2,397)	-194.4%
Corporate overhead allocation	1,395	4.2%	5,778	5.0%	(4,383)	-314.2%
Operating income (loss)	$(1,003)	-3.0%	$4,872	4.3%	$5,875	585.7%

Total net sales for the TRV Segment were up from $33.4 million in the first quarter of 2005, to $114.4 million in the first quarter of 2006. The overall increase in revenues reflected both the impact of the R-Vision acquisition in November 2005 as well as the strong sales to FEMA related to hurricane Katrina. The Company’s unit sales were up 488.2% to 7,217 units. In addition, predominantly due to the FEMA trailers, total average unit selling price decreased to $16,300 in the first quarter of 2006 from $28,300 in the same period last year.

Gross profit for the first quarter of 2006 increased to $14.3 million, up from $1.6 million in the first quarter of 2005, and gross margin increased from 4.9% in the first quarter of 2005 to 12.5% in the first quarter of 2006. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended		Quarter Ended		Change in
	April 2, 2005	% of Sales	April 1, 2006	% of Sales	% of Sales
Direct materials	$22,335	66.9%	$68,829	60.2%	-6.7%
Direct labor	3,897	11.7%	12,626	11.0%	-0.7%
Warranty	959	2.9%	3,154	2.7%	-0.2%
Other direct	2,900	8.7%	9,812	8.6%	-0.1%
Indirect	1,638	4.9%	5,712	5.0%	0.1%
Total cost of sales	$31,729	95.1%	$100,133	87.5%	-7.6%

•      Direct material decreases, in 2006 as a percent of sales, were mostly due to increases in products that have a lower material cost as a percentage of sales (such as for FEMA travel trailers), as well as a favorable physical inventory adjustment in the first quarter of 2006.

•      Direct labor decreases, in 2006 as a percent of sales, were predominantly due to efficiencies in the production lines related to increases in output for FEMA orders, as well as for orders for existing products.

•      Decreases in warranty expense, in 2006 as a percent of sales, were due mostly to the impact of FEMA units which have a lower warranty cost. Warranty costs, excluding FEMA units, increased slightly in 2006 versus the same period in 2005.

•      Decreases in other direct costs, in 2006 as a percent of sales, were due mostly to the addition of R-Vision products which have lower direct costs as a percent of sales.

•      Increases in indirect costs, in 2006 as a percent of sales, were due mostly to allocated expenses incurred as a result of utilizing some motorized production space in Indiana to manufacture FEMA travel trailers.

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

Operating income increased as both a percent of sales and in total dollars due to higher sales and gross profit combined with decreases in S,G,&A expenses as a percent of sales.

First Quarter 2006 versus First Quarter 2005 for the Motorhome Resorts Segment

The following table illustrates the results of the MR Segment for the quarters ended April 2, 2005, and April 1, 2006 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	April 2, 2005	of Sales	April 1, 2006	of Sales	Change	Change
Net sales	$5,293	100.0%	$15,701	100.0%	$10,408	196.6%
Cost of sales	1,873	35.4%	6,485	41.3%	(4,612)	-246.2%
Gross profit	3,420	64.6%	9,216	58.7%	5,796	169.5%
Selling, general, and administrative expenses	1,461	27.6%	3,072	19.6%	(1,611)	-110.3%
Corporate overhead allocation	1,046	19.7%	1,366	8.7%	(320)	-30.6%
Operating income	$913	17.3%	$4,778	30.4%	$3,865	423.3%

Net sales increased 196.6% to $15.7 million compared to $5.3 million for the same period last year. This increase was mostly the result of continued strong demand for our resort properties and the need within the industry for quality destination locations for RV owners.

Gross profit for the MR Segment decreased to 58.7% of sales compared to 64.6% of sales in the same period last year. The decrease was a result of the sales of certain phases of construction that had more infrastructure associated with them for amenities such as golf courses, club houses, and swimming pools.

S,G,&A expenses decreased due to the increase in sales that were generated without the need to add additional sales and marketing costs. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income increased due to improvements in sales and gross profit and S,G,&A costs, that were only slightly offset by higher corporate overhead allocation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first quarter of 2006, the Company generated cash of $29.1 million from operating activities and had a net cash balance of $8.4 million at April 1, 2006. The Company generated $7.7 million from net income and non-cash expenses such as depreciation and amortization, gains on sales of assets, changes in deferred income taxes, and expense associated with stock based compensation. Other sources of cash include a $914,000 decrease in inventory levels, a $2.6 million decrease in resort lot inventories, a $400,000 decrease in prepaid expenses, a $22.7 million increase in accounts payable, a $963,000 increase in accruals for product warranty, an $8.0 million increase in income taxes payable, and a $720,000 increase in the net liabilities from discontinued operations. The uses of cash in the first quarter of 2006 included an increase of $24.1 million in trade receivables and a decrease of $635,000 in accruals for product liability reserves. Decreases in inventories at our manufacturing facilities and at our resort properties are a result of inventory management initiatives at our plants, and a strong sales effort at our resort properties. The decrease in prepaids is due to the timing and expiration of certain insurance policies. Decreases in accounts payable were mostly due to accruals for our Franchise For The Future (FFTF) program that will be paid in the second quarter, as well as timings for deliveries of products at our manufacturing facilities. At year end, as was the case at the end of 2005, we schedule a shutdown of our plants which results in a lower amount of inventory being delivered to our facilities. Increases in product warranty reserves are the result of the timing of payments for warranty costs. Increases in income taxes payable are a result of improved profits in the first quarter of 2006. Increases in net accrued liabilities for discontinued operations are a result of continuing to wind up the remaining open items for the closure of Royale Coach. Increases in trade receivables reflect strong shipments near the end of the first quarter of 2006. The decrease in accrued product warranty reserves reflect the success of settling certain outstanding litigation claims.

On November 18, 2005 the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to complete the acquisition of R-Vision. The revolving line of credit remains at $105.0 million. At the end of the first quarter 2006, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $22.5 million, and Term Debt borrowings were $40.0 million. At the election of the Company, the Revolving Loan and the Term Debt bear interest at varying rates that fluctuate based on the prime rate or LIBOR, and are determined by the Company's leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving loan is due and payable in full on November 17, 2009 and requires interest payments quarterly beginning April 3, 2006. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants. The Company was in compliance with these covenants at April 1, 2006. The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

Our principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At April 1, 2006, we had working capital of approximately $134.5 million, an increase of $7.3 million from working capital of $127.2 million at December 31, 2005. The Company has been using cash flow from operations to finance our capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company's liquidity requirements for the next 12 months.* The Company's capital expenditures were $3.7 million in the first quarter of 2006, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2006 will be approximately $15 to $18 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company's current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 18 months. At April 1, 2006, approximately $635.3 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.1% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During the first quarter of 2006, the Company did not repurchase any products under these repurchase obligations, and there were accordingly no losses. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, the Company’s business, operating results, and financial condition could be adversely affected. Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floorplan financing also perform credit reviews and floor checks on an ongoing basis. The Company closely monitors sales to dealers that are a higher credit risk. The repurchase period is limited, usually to a maximum of 18 months. The Company believes these activities minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. Therefore, there is already some built in discount when the Company offers the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory. This helps minimize the losses the Company incurs on repurchased inventory.

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Lines of Credit (1)	$0	$0	$22,500	$0	$22,500
Long-Term Debt (2)	$5,714	$11,429	$23,357	$0	$40,500
Operating Leases (3)	$2,647	$2,779	$2,106	$3,588	$11,120
Total Contractual Cash Obligations	$8,361	$14,208	$47,963	$3,588	$74,120

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (4)	$0	$0	$82,500	$0	$82,500
Guarantees (5)	$14,302	$0	$0	$0	$14,302
Repurchase Obligations (6)	$0	$635,273	$0	$0	$635,273
Total Commitments	$14,302	$635,273	$82,500	$0	$732,075

(1)        See Note 4 of Notes to the Condensed Consolidated Financial Statements. The amount listed represents the outstanding balance at April 1, 2006.

(2)        See Note 5 of the Condensed Consolidated Financial Statements.

(3)        Various leases including manufacturing facilities, aircraft, and machinery and equipment.

(4)        See Note 4 to the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at April 1, 2006.

(5)        Various leases including manufacturing facilities, aircraft, and machinery and equipment.

(6)        Reflects obligations under manufacturer repurchase commitments. See Note 9 to the Condensed Consolidated Financial Statements.

INFLATION

During 2005 and in the first quarter of 2006, the Company experienced increases in the prices of certain commodity items that we use in the manufacturing of our products. These include, but are not limited to, steel, copper, aluminum, petroleum, and wood. While these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on the Company’s production costs. The impact of these increases has not caused the Company to increase its selling prices at the current time however the Company may need to pass along increases in the future to maintain an acceptable gross margin on our product. The current trend in these prices, could have a materially adverse impact on the Company’s business going forward.*

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to warranty costs, product liability, and impairment of goodwill. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

The Company has adopted all applicable outstanding financial reporting requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

THE EXPECTED BENEFITS OF OUR RECENT ACQUISITION OF R-VISION AND AFFILIATES MAY NOT BE REALIZED  On November 18, 2005 the Company acquired Indiana based towable and motorhome manufacturer R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively “R-Vision”) to acquire all of the outstanding shares of R-Vision. The process of integrating R-Vision into our company operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company’s business. This may cause an interruption or a loss of momentum in the Company’s operating activities, which in turn, could have a material adverse affect on the Company’s operating results and financial condition. Moreover, the acquisition involves a number of additional risks, such as the loss of key employees of R-Vision as a result of the acquisition, the incorporation of acquired products into our existing product line, the amortization of debt issuance costs, and the difficulty of integrating disparate corporate cultures. Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on our operating results and financial condition.

WE MAY EXPERIENCE UNANTICIPATED FLUCTUATIONS IN OUR OPERATING RESULTS FOR A VARIETY OF REASONS  The Company’s net sales, gross margin, and operating results may fluctuate significantly from period to period due to a number of factors, many of which are not readily predictable. These factors include the following:

•      The margins associated with the mix of products the Company sells in any particular period.

•      The Company ships a large amount of products near quarter end.

•      The Company’s ability to utilize and expand our manufacturing resources efficiently.

•      Shortages of materials used in our products.

•      The effects of inflation on the costs of materials used in the Company’s products.

•      A determination by the Company that goodwill or other intangible assets are impaired and have to be written down to their fair values, resulting in a charge to the Company’s results of operations.

•      The Company’s ability to introduce new models that achieve consumer acceptance.

•      The introduction, marketing and sale of competing products by others, including significant discounting offered by the Company’s competitors.

•      The addition or loss of the Company’s dealers.

•      The timing of trade shows and rallies, which the Company uses to market and sell our products.

•      Factors affecting the recreational vehicle industry as a whole, including economic and seasonal factors.

•      The Company’s inability to acquire and develop key pieces of property for on-going resort activity.

•      Fluctuations in demand for the Company’s resort lots due to changing economic and other conditions.

The Company’s overall gross margin may decline in future periods to the extent that the Company increases the percentage of sales of lower gross margin towable products or if the mix of motor coaches the Company sells shifts to lower gross margin units. In addition, a relatively small variation in the number of recreational vehicles the Company sells in any quarter can have a significant impact on total sales and operating results for that quarter.

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

The Company attempts to forecast orders for our products accurately and commence purchasing and manufacturing prior to receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing, rate, and mix of orders. This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results, and cash flow for any given quarter.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although the Company’s products were offered by 580 dealerships located primarily in the United States and Canada as of April 1, 2006, a significant percentage of the Company’s sales are concentrated among a relatively small number of independent dealers. For the quarter ended April 1, 2006, sales to one dealer, Lazy Days RV Center, accounted for 9.2% of total sales compared to 11.3% of sales in the same period ended last year. For quarters ended April 2, 2005 and April 1, 2006, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 44.6% and 36.1% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on the Company’s business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by the Company’s dealers to finance their purchases of our products. These agreements require the Company to repurchase the dealer’s inventory in the event that the dealer does not repay its lender. Obligations under these agreements vary from period to period, but totaled approximately $635.3 million as of April 1, 2006, with approximately 6.1% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, the Company’s business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK  The Company sells products to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions. For the Company’s RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by the Company. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of April 1, 2006, total trade receivables were $126.8 million, with approximately $99.7 million, or 78.6% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $27.1 million of trade receivables were concentrated substantially all with one dealer. For resort lot customers, funds are required at the time of closing.

WE MAY EXPERIENCE A DECREASE IN SALES OF OUR PRODUCTS DUE TO AN INCREASE IN THE PRICE OR A DECREASE IN THE SUPPLY OF FUEL  An interruption in the supply, or a significant increase in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could significantly affect the

Company’s business. Diesel fuel and gasoline have, at various times in the past, been either expensive or difficult to obtain, and prices of these commodities are currently at high levels on an historical basis.

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS  A number of important components for the Company’s products are purchased from a single or a limited number of sources. These include turbo diesel engines (Cummins and Caterpillar), substantially all of the Company’s transmissions (Allison), axles (Dana) for all diesel motor coaches, and chassis (Workhorse and Ford) for gas motor coaches. The Company has no long-term supply contracts with these suppliers or their distributors, and the Company cannot be certain that these suppliers will be able to meet the Company’s future requirements. Consequently, the Company has periodically been placed on allocation of these and other key components. The last significant allocation occurred in 1997 from Allison, and in 1999 from Ford. An extended delay or interruption in the supply of any components that the Company obtains from a single supplier or from a limited number of suppliers could adversely affect the Company’s business, results of operations, and financial condition.

OUR INDUSTRY IS VERY COMPETITIVE. WE MUST CONTINUE TO INTRODUCE NEW MODELS AND NEW FEATURES TO REMAIN COMPETITIVE  The market for the Company’s products is very competitive. The Company currently competes with a number of manufacturers of motor coaches, fifth wheel trailers, and travel trailers. Some of these companies have greater financial resources than the Company has and extensive distribution networks. These companies, or new competitors in the industry, may develop products that customers in the industry prefer over our products.

The Company believes that the introduction of new products and new features is critical to our success. Delays in the introduction of new models or product features, quality problems associated with these introductions, or a lack of market acceptance of new models or features could affect us adversely. For example, unexpected costs associated with model changes have affected our gross margin in the past. Further, new product introductions can divert revenues from existing models and result in fewer sales of existing products.

OUR PRODUCTS COULD FAIL TO PERFORM ACCORDING TO SPECIFICATIONS OR PROVE TO BE UNRELIABLE, CAUSING DAMAGE TO OUR CUSTOMER RELATIONSHIPS AND OUR REPUTATION AND RESULTING IN LOSS OF SALES  The Company’s customers require demanding specifications for product performance and reliability. Because the Company’s products are complex and often use advanced components, processes and techniques, undetected errors and design flaws may occur. Product defects result in higher product service and warranty and replacement costs and may cause serious damage to the Company’s customer relationships and industry reputation, all of which could negatively affect our sales and business.

OUR BUSINESS IS SUBJECT TO VARIOUS TYPES OF LITIGATION, INCLUDING PRODUCT LIABILITY AND WARRANTY CLAIMS  The Company is subject to litigation arising in the ordinary course of our business, typically for product liability and warranty claims that are common in the recreational vehicle industry. While the Company does not believe that the outcome of any pending litigation, net of insurance coverage, will materially adversely affect its business, results of operations, or financial condition, the Company cannot provide assurances in this regard because litigation is an inherently uncertain process.*

To date, the Company has been successful in obtaining product liability insurance on terms that the Company considers acceptable. The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million. Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate. The Company cannot be certain they will be able to obtain insurance coverage in the future at acceptable levels or that the costs of such insurance will be reasonable. Further, successful assertion against the Company of one or a series of large uninsured claims, or of a series of claims exceeding our insurance coverage, could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

OUR RECENT GROWTH HAS PUT PRESSURE ON THE CAPABILITIES OF OUR OPERATING, FINANCIAL, AND MANAGEMENT INFORMATION SYSTEMS  In the past few years, the Company has significantly expanded the size and scope of its business, which has required the Company to hire additional employees. Some of these new employees include new management personnel. In addition, the Company’s current management personnel have assumed additional responsibilities. The increase in size over a relatively short period of time has put pressure on our operating, financial, and management information systems. If the Company continues to expand, such growth would put additional pressure on these systems and may cause such systems to malfunction or to experience significant delays.

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR MANUFACTURING EQUIPMENT AUTOMATION PLAN  As the Company continues to work towards involving automated machinery and equipment to improve efficiencies and quality, they will be subject to certain risks involving implementing new technologies into our facilities.

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

Item 6.  Exhibits

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

MONACO COACH CORPORATION

Dated:	May 11, 2006	/s/ P. Martin Daley
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