Form 10-Q
period 2006-07-01
MONACO COACH CORP /DE/
filed 2006-08-10
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  July 1, 2006

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of common stock, $.01 par value, as of July 1, 2006:  29,712,546

MONACO COACH CORPORATION

FORM 10-Q

July 1, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2005	July 1, 2006
		(unaudited)
ASSETS
Current assets:
Cash	$586	$2,428
Trade receivables, net	102,666	103,226
Inventories, net	183,292	190,134
Resort lot inventory	9,135	8,218
Prepaid expenses	4,364	5,426
Income taxes receivable	206	0
Deferred income taxes	36,345	41,580
Discontinued operations	4,922	2,242
Total current assets	341,516	353,254

Property, plant, and equipment, net	159,304	158,136
Land held for development	0	16,300
Debt issuance costs net of accumulated amortization of $678, and $794, respectively	695	580
Goodwill	85,952	86,003
Total assets	$587,467	$614,273

LIABILITIES
Current liabilities:
Book overdraft	$14,550	$0
Current portion of long-term debt	5,714	5,714
Line of credit	25,000	32,108
Accounts payable	78,299	95,737
Product liability reserve	19,275	18,092
Product warranty reserve	32,902	34,230
Income taxes payable	0	2,236
Accrued expenses and other liabilities	37,732	46,446
Discontinued operations	853	516
Total current liabilities	214,325	235,079

Long-term debt, less current portion	34,786	31,929
Deferred income taxes	21,624	21,492
Other long term liabilities	0	983
Total liabilities	270,735	289,483

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized, 29,561,766 and 29,712,546 issued and outstanding, respectively	296	297
Additional paid-in capital	59,005	61,960
Retained earnings	257,431	262,533
Total stockholders’ equity	316,732	324,790
Total liabilities and stockholders’ equity	$587,467	$614,273

See accompanying notes.

MONACO COACH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006

Net sales	$304,512	$321,283	$633,325	$706,350
Cost of sales	271,526	290,792	564,442	627,410
Gross profit	32,986	30,491	68,883	78,940

Selling, general, and administrative expenses	28,980	29,429	55,938	63,407
Plant relocation costs	2,352	269	2,352	269
Operating income	1,654	793	10,593	15,264

Other income, net	26	256	140	388
Interest expense	(187)	(940)	(672)	(2,192)
Income before income taxes, discontinued operations	1,493	109	10,061	13,460

Provision (benefit) for income taxes, continuing operations	528	(370)	3,733	4,688

Net income from continuing operations	965	479	6,328	8,772

Loss from discontinued operations, net of tax provision	(210)	(107)	(250)	(107)

Net income	$755	$372	$6,078	$8,665

Earnings per common share:
Basic from continuing operations	$0.03	$0.01	$0.22	$0.29
Basic from discontinued operations	$0.00	$0.00	$(0.01)	$0.00
Basic	$0.03	$0.01	$0.21	$0.29

Diluted from continuing operations	$0.03	$0.01	$0.21	$0.29
Diluted from discontinued operations	$0.00	$0.00	$(0.01)	$0.00
Diluted	$0.03	$0.01	$0.20	$0.29

Weighted average common shares outstanding:
Basic	29,502,165	29,708,892	29,481,152	29,672,558
Diluted	29,824,570	29,891,165	29,859,237	29,859,549

See accompanying notes.

MONACO COACH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: dollars in thousands)

	Six Months Ended
	July 2, 2005	July 1, 2006

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$6,078	$8,665
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Gain (loss) on sale of assets	24	(12)
Depreciation and amortization	5,039	6,973
Deferred income taxes	(613)	(5,367)
Stock based compensation expense	0	1,720
Changes in working capital accounts:
Trade receivables, net	21,828	(560)
Inventories	(8,653)	(6,841)
Resort lot inventory	2,120	917
Prepaid expenses	(120)	(1,068)
Land held for development	0	(16,300)
Accounts payable	(3,328)	17,439
Product liability reserve	(457)	(1,184)
Product warranty reserve	16	1,328
Income taxes payable	(1,937)	2,443
Accrued expenses and other liabilities	(927)	8,663
Other long-term liabilities	0	983
Discontinued operations	(1,978)	2,247
Net cash provided by operating activities	17,092	20,046

Cash flows from investing activities:
Additions to property, plant, and equipment	(7,646)	(5,771)
Proceeds from sale of assets	68	98
Discontinued operations	(4)	0
Net cash used in investing activities	(7,582)	(5,673)

Cash flows from financing activities:
Book overdraft	19,774	(14,545)
Advances (payments) on lines of credit, net	(26,562)	7,108
Payments on long-term notes payable	0	(2,857)
Debt issuance costs	(10)	0
Dividends paid	(3,539)	(3,563)
Issuance of common stock	748	1,236
Discontinued operations	79	90
Net cash used by financing activities	(9,510)	(12,531)

Net change in cash	0	1,842
Cash at beginning of period	0	586
Cash at end of period	$0	$2,428

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 31, 2005 and July 1, 2006, and the results of its operations and its cash flows for the quarters and six months ended July 2, 2005 and July 1, 2006.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders on Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2005.

2.     Acquisition

R-Vision

The Company acquired the Indiana-based R-Vision companies and affiliates in an all cash transaction on November 18, 2005.  The R-Vision companies and affiliates consist of R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC, which are collectively referred to herein as “R-Vision”.  R-Vision manufactures towable and motorized recreational vehicle products, horse trailers, and specialty cargo trailers. The acquisition was primarily consummated to strengthen the Company’s towable recreational vehicle segment.  R-Vision’s results of operations since November 18, 2005 are included in the consolidated financial statements of the Company.

The cash paid for R-Vision, including transaction costs of $584,985, totaled $54,601,481, net of cash acquired.  The total R-Vision assets acquired and liabilities assumed based on estimated fair values at November 18, 2005, are as follows:

(in thousands)

Receivables	$14,571
Inventories	18,160
Prepaids and other assets	618
Property and equipment	12,945
Goodwill	30,749
Total assets acquired	77,043

Accounts payable	8,769
Accrued liabilities	11,964
Current deferred tax liability	868
Long-term deferred tax liability	863
Total liabilities assumed	22,464

Total assets acquired and liabilities assumed	$54,579

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

3.     Inventories, net

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 31, 2005	July 1, 2006
	(in thousands)
Raw materials	$91,028	$87,809
Work-in-process	61,393	48,834
Finished units	43,134	64,868
Raw material reserves	(12,263)	(11,377)
	$183,292	$190,134

4.     Land Held for Development

In June 2006, the Company acquired undeveloped land near La Quinta, California for $16.3 million.  The 80 acre parcel will be developed into a motorhome resort with approximately 400 lots available for sale beginning late 2007 or early 2008.

5.     Line of Credit

The Company’s credit facilities consist of a revolving line of credit of up to $105.0 million. As of July 1, 2006, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $32.1 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  At July 1, 2006, the prime interest rate was 8.25%.  The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of July 1, 2006, the Company was in compliance with these covenants.

6.     Long-term Notes Payable

In November 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to effect the acquisition of R-Vision (see Note 2).  As of July 1, 2006, outstanding Term Debt was $37.1 million.  At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Term Debt requires quarterly interest payments and quarterly principal payments, of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  At July 1, 2006, the interest rate on the Term Debt was 6.28%.  The Term Debt is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of July 1, 2006, the Company was in compliance with these covenants.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility.  The principal and interest is due on April 30, 2009.  The loan bears a 5% annual interest rate.

The following table displays the scheduled principal payments by year that will be due in thousands on all the Company’s term loans.

Amount of
Year	Payment Due

2006	$2,857
2007	5,714
2008	5,714
2009	6,214
2010	17,144
$37,643

7.    Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of outstanding stock-based awards.  For the quarter ended July 1, 2006, there were 835,450 non-dilutive options excluded from the diluted earnings per share calculation (655,960 for the quarter ended July 2, 2005).  The weighted average number of common shares used in the computation of earnings per common share were as follows:

	Quarter Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Basic
Issued and outstanding shares (weighted average)	29,502,165	29,708,892	29,481,152	29,672,558

Effect of Dilutive Securities
Restricted Stock Units	0	27,414	0	15,437
Performance Share Awards	0	25,280	0	12,640
Stock Options	322,405	129,579	378,085	158,914
Diluted	29,824,570	29,891,165	29,859,237	29,859,549

	Quarter Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006

Cash dividends per common share	$0.06	$0.06	$0.12	$0.12

8.              Stock-based Award Plans

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a  non-employee 1993 Director Option Plan (the “Director Plan”) , and an Amended and Restated 1993 Stock Plan (the “Stock Plan”).

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

Stock Purchase Plan

The  Purchase Plan qualifies under Section 423 of the Internal Revenue Code.  The Company has reserved 683,438 shares of Common Stock for issuance under the Purchase Plan.  During the quarter ended July 1, 2006, no shares were issued under the Purchase Plan.  Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six month offering period under the Purchase Plan.

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

Director Plan

Effective May 17, 2006, no further awards will be made under the Director Plan, but it will continue to govern awards previously granted thereunder.  Future equity awards to directors will be made under the Stock Plan.  The Board of Directors and the stockholders had authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan.  On May 17, 2006 authorization for 90,300 shares were transferred from the Director Plan to the Stock Plan, which represented the number of shares reserved under the Director Plan that had not been issued pursuant to awards granted under the plan plus the number of shares reserved that were not subject to any outstanding awards granted under the plan.

Options granted under the Director Plan to non-employee directors on the date the optionee first became a director vest ratably over a five-year period, while subsequent annual grants vest in full on the fifth anniversary of their grant date.  The exercise price of all options granted under the Director Plan was equal to the fair market value of a share of the Company’s Common Stock on the date of grant.  The maximum term of these options is 10 years.  As of July 1, 2006, 102,000 options had been exercised, and options to purchase 146,550 shares of common stock were outstanding.  As of July 1, 2006, 13,650 shares of Common Stock had been issued in lieu of some directors’ cash retainer as allowed by the plan.

Stock Plan

The Stock Plan provides for the grant of stock based awards to employees, directors and consultants who provide services to the Company and its affiliates.  Allowed awards include stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, dividend equivalents and other stock awards.  A total of 5,548,113 shares of Common Stock have been reserved for issuance under the Stock Plan, which includes the transfer of unused share authorizations under the Director Plan on May 17, 2006.  As of July 1, 2006 1,675,566 options had been exercised, and options to purchase 1,339,967 shares of Common Stock were outstanding.  These options vest ratably over five years commencing with the date of grant.

The exercise price of stock options granted under the Stock Plan must be at least equal to the fair market value of a share of the Company’s Common Stock on the date of grant.  With respect to any participant possessing more than 10% of the voting power of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years.  The terms of all other options granted under the Stock Plan may not exceed ten years.

Option transactions involving the Director Plan and the Stock Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at April 1, 2006	1,358,717	$15.29
Granted	—	—
Exercised	(6,050)	9.81
Forfeited	(12,700)	19.44
Outstanding at July 1, 2006	1,339,967	15.27

For various price ranges, weighted average characteristics of all outstanding stock options at July 1, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Life (years)	Weighted- Average Price	Shares	Weighted- Average Price
$ 2.68 - 5.36	60,652	0.8	$3.52	60,652	$3.52
$ 5.37 - 8.04	105,818	1.8	$7.72	105,818	$7.72
$ 8.05 - 10.72	242,464	4.9	$10.31	184,204	$10.29
$10.73 - 13.40	268,493	4.3	$12.23	265,293	$12.24
$13.41 - 16.08	47,000	8.2	$15.04	9,600	$16.08
$16.09 - 18.76	284,970	7.9	$16.30	284,970	$16.30
$18.77 - 21.44	14,000	6.3	$20.03	14,000	$20.03
$21.45 - 24.12	24,000	8.3	$21.65	24,000	$21.65
$24.13 - 26.80	292,570	6.7	$25.63	292,570	$25.63
	1,339,967			1,241,107

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation in the quarter ended July 2, 2005 compared to the fair value recognition provisions of FAS 123R that are applied to the stock-based payment arrangements in the quarter ended July 1, 2006.

	Quarter Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006

Net income before stock-based compensation expense	$755	$1,199	$6,078	$9,697
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	227	827	454	1,032
Net income*	$528	$372	$5,624	$8,665

* Net income in 2005 and prior years are pro-forma for the effect of FAS 123R.

Earnings per share:
Basic - as reported	$0.03	$0.01	$0.21	$0.29
Basic - with stock-based compensation	$0.02	$0.01	$0.19	$0.29

Diluted - as reported	$0.03	$0.01	$0.20	$0.29
Diluted - with stock-based compensation.	$0.02	$0.01	$0.19	$0.29

For purposes of the above information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006

Risk-free interest rate	4.03%
Expected life (in years)	6.69
Expected volatility	31.25%
Expected dividend yield	1.70%

There was approximately $182,000 of stock-based compensation expense recognized from the combination of the Stock Plan and the Director Plan during the quarter ended July 1, 2006.  The total remaining expense to be recognized in future periods for outstanding non-vested stock options related to the Stock Plan and Director Plan is approximately $527,000.  This amount will be recognized over the following periods according to the schedule below:

Fiscal Year	Stock Option Expense
2006	$212,000
2007	191,000
2008	71,000
2009	32,000
2010	21,000
$527,000

Restricted Stock Unit Grant

A component of the Stock Plan permits the Company to grant shares of restricted stock units (RSU’s).  These grants are compensation expense under the rules of APB No. 25, and are required to be recognized in the Company’s income statement.  During the quarter ended July 1, 2006, no restricted stock units were granted; $260,000 was recorded as compensation expense in the current quarter’s income statement relating to previously awarded RSU’s.  The total number of outstanding RSU’s as of July 1, 2006 was 228,409 shares.

Performance Share Awards

A component of the Stock Plan permits the Company to grant performance share awards (PSA’s).  Grants were effective as of the date of approval of the Stock Plan by the shareholders on May 17, 2006 and included target payouts to participants of a total of 164,909 shares under a two-year performance plan and 164,909 shares under a three-year performance plan.  Both plans require the achievement of performance based on Return on Net Assets-adjusted (RONA) and Total Shareholder Return (TSR) compared to a group of peer companies.  Depending on the ranking of the Company’s performance against the peer group, the participants could earn from 0% up to 200% of the target payout of performance shares.  A total of $947,000 of compensation expense was recorded during the quarter ended July 1, 2006 relating to the performance share awards.  The total number of outstanding PSA’s was 329,818 shares at target payout.

9.            Segment Reporting

Monaco Coach Corporation is a leading manufacturer of premium Class A, B and C motor coaches (Motorized Recreational Vehicle Segment) and towable recreational vehicles (Towable Recreational Vehicle Segment).  Our product line currently consists of a broad line of motor coaches, fifth wheel trailers, travel trailers, and specialty trailers under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” “McKenzie,” “R-Vision,” “Bison,” and “Roadmaster” brand names.

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (Motorhome Resort Segment) located in Las Vegas, Nevada, and Indio, California.  In addition to these two resorts, the Company has also acquired a piece of property in southern California, and has a second piece of property under contract in southern Florida.  These properties are planned to be developed and sold over the next two to five years.*  The resorts offer sales of individual lots to recreational vehicle owners and also offer a common interest in the amenities at the resort.  The resorts provide destination locations for premium Class A recreational vehicle owners and help to promote the recreational vehicle lifestyle.

The following table provides the results of operations of the three segments of the Company for the quarters and six months ended July 2, 2005 and July 1, 2006, respectively.  All dollars represented are in thousands.

	Quarter Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Motorized Recreational Vehicle Segment

Net sales	$259,931	$225,620	$550,084	$480,569
Cost of sales	237,685	209,727	496,999	439,589
Gross profit	22,246	15,893	53,085	40,980

Selling, general and administrative expenses	10,354	8,730	20,608	17,259
Corporate overhead allocation	12,312	10,050	23,886	21,611
Plant relocation costs	2,352	269	2,352	269
Operating income (loss)	$(2,772)	$(3,156)	$6,239	$1,841

Towable Recreational Vehicle Segment

Net sales	$32,124	$89,226	$65,491	$203,643
Cost of sales	29,541	79,582	61,270	179,853
Gross profit	2,583	9,644	4,221	23,790

Selling, general, and administrative expenses	1,089	3,559	2,323	7,188
Corporate overhead allocation	1,596	4,498	2,984	10,321
Operating income (loss)	$(102)	$1,587	$(1,086)	$6,281

Motorhome Resorts Segment

Net sales	$12,457	$6,437	$17,750	$22,138
Cost of sales	4,300	1,483	6,173	7,968
Gross profit	8,157	4,954	11,577	14,170

Selling, general, and administrative expenses	2,568	1,581	4,030	4,653
Corporate overhead allocation	1,061	1,011	2,107	2,375
Operating income	$4,528	$2,362	$5,440	$7,142

	Quarter Ended		Six Months Ended
Reconciliation to Net Income	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006

Operating income (loss):
Motorized recreational vehicle segment	$(2,772)	$(3,156)	$6,239	$1,841
Towable recreational vehicle segment	(102)	1,587	(1,086)	6,281
Motorhome resorts segment	4,528	2,362	5,440	7,142
Total operating income	1,654	793	10,593	15,264

Other income, net	26	256	140	388
Interest expense	(187)	(940)	(672)	(2,192)
Income before income taxes and discontinued operations	1,493	109	10,061	13,460

Provision (benefit from) for income taxes, continuing operations	528	(370)	3,733	4,688

Net income from continuing operations	965	479	6,328	8,772

Loss from discontinued operations, net of tax provision	(210)	(107)	(250)	(107)

Net income	$755	$372	$6,078	$8,665

10.       Commitments and Contingencies

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at July 1, 2006 is $601.8 million, with approximately 5.0% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $350,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

Product Warranty

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

	Quarter Ended
	July 2, 2005	July 1, 2006
Beginning balance	$32,159	$34,297
Expense	9,274	10,113
Payments/adjustments	(9,104)	(9,769)
Ending balance	$32,329	$34,641

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

Motorized and Towable  Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $575,000 for motor coaches and from $1,000 to $70,000 for towables.  Based upon retail registrations through May 2006, we believe we had a 23.5% share of the market for diesel Class A motor coaches, a 7.9% share of the market for gas Class A motor coaches, a 15.8% share of the market for all Class A motor coaches, a 2.3% market for all Class C motor coaches, a 4.2% share of the market for fifth wheel towables and a 4.7% share of the market for travel trailers.

Motorhome Resort Segment

In addition to manufacturing premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California. In addition to these two resorts, the Company has also acquired a piece of property in southern California, and has a second piece of property under contract in southern Florida.  These properties are planned to be developed and sold over the next two to five years.* The Resorts offer sales of individual lots to owners, and also offer a common interest in the amenities at the resort.  Lot prices at the two resorts range from $79,900 to $319,900.  Amenities at the Resorts include club house facilities, tennis, swimming, and golf.  The Resorts provide destination locations for premium Class A recreational vehicle owners and help to promote the recreational lifestyle.

Business Changes

We have conducted a series of acquisitions during our history. Beginning in March 1993, when we commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968.  In March 1996, we acquired the Holiday Rambler Division of Harley-Davidson, Inc., a manufacturer of a full line of Class A motor coaches and towables.  In August 2001, we acquired SMC Corporation, manufacturer of the Beaver and Safari brand Class A motorhomes.  In November 2002, we acquired from Outdoor Resorts of America (“ORA”) three luxury motorcoach resort properties being developed by ORA in Las Vegas, Nevada, Indio, California, and Naples, Florida.  In September 2003, we sold the property in Naples, Florida.  And, in November of 2005, we acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively referred to as “R-Vision”), manufacturers of R-Vision, Bison, and Roadmaster motorized and towable products.  The R-Vision acquisition was accomplished as a cash purchase on November 18, 2005 and was accounted for using the purchase method of accounting.  All operations of R-Vision have been incorporated for the period ended July 1, 2006 in the consolidated quarterly financial statements of the Company included with this Quarterly Report on Form 10-Q.

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

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended July 1, 2006 Compared to Quarter ended July 2, 2005

The following table illustrates the results of consolidated operations for the quarters ended July 2, 2005 and July 1, 2006.  All dollars represented are in thousands.

	Quarter Ended July 2, 2005	% of Sales	Quarter Ended July 1, 2006	% of Sales	$ Change	% Change
Net sales	$304,512	100.0%	$321,283	100.0%	$16,771	5.5%
Cost of sales	271,526	89.2%	290,792	90.5%	(19,266)	-7.1%
Gross profit	32,986	10.8%	30,491	9.5%	(2,495)	-7.6%
Selling, general, and administrative expenses	28,980	9.5%	29,429	9.2%	(449)	-1.6%
Plant relocation costs	2,352	0.8%	269	0.1%	2,083	88.6%
Operating income	$1,654	0.5%	$793	0.2%	$(861)	-52.1%

Motorized and Towable Recreational Vehicle Segments

The recreational vehicle market in 2006, as was the case in 2005, is continuing to experience a period of contraction.  In part, this contraction is due to factors such as higher fuel prices, rising interest rates, and uncertainty in consumer confidence related to international events.  While these cyclical factors have negatively impacted the recreational vehicle market, the underlying demographics for future expansion are still very strong as the key buying groups for recreational vehicles continue to grow in numbers.  The so-called “baby boomer” generation will continue to expand in size well into 2015 and should provide a consumer base that is enthusiastic to embrace the recreational vehicle lifestyle.

The motorized market has been significantly impacted by the current market conditions.  Higher interest rates are placing pressures on our dealers.  Floorplan interest charges are a significant cost of carrying inventory, and as interest rates rise our dealers, who we share with our competitors, are more cautious in the amount of inventory that they are willing to carry.  Due to these factors, competition for space on dealer lots among manufacturers has increased the discounting of product, as manufacturers, including ourselves, seek to ensure that prior model year products are sold to make space for new models.  As a result, motorized margins have been impacted negatively, but we have been successful in moving substantially all of our prior year inventory onto dealer lots.  Despite the current cyclical downturn in the motorized market, we continue to remain optimistic on the prospects for long-term growth in this sector, as the demographics for our customer base shows a continuing increase in the number of new entrants into our target age and economic group.*

The towable market, while not as weak as the motorized market, has begun to show signs of slowing down.  This is in part due to rising fuel prices and higher interest rates which are beginning to have an impact on consumer spending.  In addition, as in the case of the motorized product, competition for space on dealer lots is increasing and the result is an increase in discounting necessary to maintain shelf space.  In spite of these conditions, we remain confident that indicators such as the demographics for our customer base remain positive and that the market will remain viable well into the future.*

The recreational vehicle industry is extremely competitive, and independent retail dealers as well as retail customers have many choices available to them.  To distinguish ourselves within the industry, we introduced our Franchise For The Future (FFTF) program for our Class A dealers in June of 2005.  This program was designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool.  To support this, and to encourage our dealers to participate in FFTF, we worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations.  We believe that this concept, along with other features designed to entice our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity.

Motorhome Resort Segment

Our motorhome resort properties sales and profits were very successful in the first quarter of 2006, and continued to remain profitable in the second quarter of 2006.  Our properties contributed operating profits of $2.4 million for the second quarter of 2006.  We believe that these resort properties will continue to sell through their respective remaining available inventories of lots for the remainder of  2006 and into the first and second quarters of 2007.*  To ensure the continued growth of this segment, we have acquired a piece of property in southern California, and have a second piece of property in Naples, Florida under contract.  We expect to begin developing these resorts in late 2006 and continue into 2007, with sales of lots from these resorts to commence in either the fourth quarter of 2007, or in the first quarter of 2008.*

Performance in the second quarter of 2006

Second quarter net sales increased 5.5% to $321.3 million compared to $304.5 million for the same period last year.  Sales increases were driven by the inclusion sales of R-Vision products in the current year.  Gross diesel motorized sales were down 12.9%, gas motorized sales were down 14.4%, and towables were up 172.6%.  Diesel products accounted for 60.6% of our second quarter revenues while gas products were 10.2%, and towables were 29.2%.  Our overall unit sales were up 149.9% in the second quarter of 2006 to 7,025 units, with diesel motorized unit sales down 12.5% to 983 units, gas motorized unit sales down 12.0% to 425 units, and towable unit sales up 366.1% to 5,617 units.  Towable unit sales increases were due primarily to the inclusion of units from the R-Vision acquisition.    Our total average unit selling price decreased to $45,700 from $105,400 in the same period last year, reflecting the impact of the inclusion of R-Vision products.

Gross profit for the second quarter of 2006 decreased to $30.5 million, down from $33.0 million in 2005, and gross margin decreased from 10.8% in the second quarter of 2005 to 9.5% in the second quarter of 2006.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended		Quarter Ended		Change in % of
	July 2, 2005	% of Sales	July 1, 2006	% of Sales	Sales
Direct materials	$188,290	61.8%	$198,797	61.9%	0.1%
Direct labor	29,781	9.8%	33,810	10.5%	0.7%
Warranty	9,245	3.0%	10,114	3.1%	0.1%
Other direct	16,215	5.3%	19,325	6.0%	0.7%
Indirect	27,995	9.2%	28,746	9.0%	-0.2%
Total cost of sales	$271,526	89.1%	$290,792	90.5%	1.4%

•                  Direct material increases in 2006 as a percent of sales were due mostly to shifts in the mix toward lower-priced recreational vehicles, which tend to have a higher material content as a percent of sales.

•                  Direct labor increases in 2006 as a percent of sales were predominantly due to changes in product mix to a greater concentration of towable products, which have a higher labor content as a percent of sales.

•                  Increases in warranty expense in 2006 as a percent of sales were due mostly to a slightly higher warranty rate on 2006 model year products.

•                  Increases in other direct costs in 2006 as a percent of sales were due mostly to increases in employee health benefits and delivery expense for the Company’s product.

•                  Decreases in indirect costs in 2006 as a percent of sales were due mostly to reductions in plant capacity through plant closures that occurred in 2005, as well as in reductions in expenditures for worker’s compensation and general insurance.

Selling, general, and administrative expenses (S,G,&A) increased by $449,000 in the second quarter of 2006 to $29.4 million compared to the second quarter of 2005 and decreased as a percentage of sales from 9.5% in 2005 to 9.1% in the second quarter of 2006.  Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Quarter Ended July 2, 2005	% of Sales	Quarter Ended July 1, 2006	% of Sales	Change in % of Sales
Salaries, bonus, and benefit expenses	$4,448	1.4%	$5,275	1.6%	0.2%
Selling expenses	10,560	3.5%	9,935	3.1%	-0.4%
Settlement expense	2,831	0.9%	3,649	1.1%	0.2%
Marketing expenses	2,362	0.8%	2,404	0.8%	0.0%
Other	8,779	2.9%	8,165	2.5%	-0.4%
Total S,G,&A expenses	$28,980	9.5%	$29,428	9.1%	-0.4%

•                  Increases in salaries, bonus, and benefits expenses in 2006 as a percent of sales were due primarily to the inclusion of long-term, incentive-based compensation in 2006.

•                  Decreases in selling expenses in 2006 as a percent of sales, were due to reductions in expenditures for sales commissions related to motorized products.

•                  Increases in settlement expense (litigation settlement expense) in 2006 as a percent of sales, were due to an increase in the number of new cases added in 2006 compared to the same period in 2005.

•                  Decreases in other expenses in 2006 as a percent of sales  were due primarily to a reduction in start-up costs for the new franchise program that was launched in 2005.

Plant relocation costs in the second quarter of 2006 were related to costs associated with the termination of one of the facilities in our vacated Bend, Oregon operations.  In 2005, the Company relocated the Bend operations to its Coburg, Oregon location.  The expenditures in the first quarter of 2006 relate to the successful sub-lease of one of the plants in Bend held under a long-term lease.  Remaining lease commitments were accrued for in 2005, and the Company does not expect that these future costs will significantly impact on-going results of operations.

Operating income was $793,000, or 0.2% of sales, in the second quarter of 2006 compared to $1.7 million, or 0.5% of sales, in the similar 2005 period.  The decrease in operating income was due predominantly to decreased gross margin and increases in S,G,&A costs.

Net interest expense was $684,000 in the second quarter of 2006 versus $161,000 in the comparable 2005 period, reflecting higher corporate borrowing during the second quarter of 2006.

We reported a benefit from income taxes of $370,000 in the second quarter of 2006, compared to an expense of $528,000, or an effective tax rate of 35.4%, for the comparable 2005 period.  The benefit from taxes in the second quarter of 2006 was primarily due to a favorable outcome from a state income tax audit.

Net income for the second quarter of 2006 (including losses from discontinued operations of $107,000, net of taxes, related to the closure of the Royale Coach facility) was $372,000 compared to $755,000 for the second quarter of 2005 due to a lower gross margin, an increase in S,G&A expenses that more than offset higher sales and a tax benefit.  The Company did not expense stock option grants in 2005 and earlier periods, however, if option expensing had been required, the effect on net income for the second quarter of 2005 for all previously granted options would have been a decrease of $227,000.  See Note 8 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.  The Company has reflected the cost of stock options in its results of operations beginning in 2006.

Second Quarter 2006 versus Second Quarter 2005 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV Segment for the quarters ended July 2, 2005, and July 1, 2006 (dollars in thousands):

	Quarter Ended July 2, 2005	% of Sales	Quarter Ended July 1, 2006	% of Sales	$ Change	% Change
Net sales	$259,931	100.0%	$225,620	100.0%	$(34,311)	-13.2%
Cost of sales	237,685	91.4%	209,727	93.0%	27,958	11.8%
Gross profit	22,246	8.6%	15,893	7.0%	(6,353)	-28.6%
Selling, general, and administrative expenses	10,354	4.0%	8,730	3.9%	1,624	15.7%
Corporate overhead allocation	12,312	4.7%	10,050	4.4%	2,262	18.4%
Plant relocation costs	2,352	0.9%	269	0.1%	2,083	88.6%
Operating loss	$(2,772)	-1.0%	$(3,156)	-1.4%	$(384)	-13.8%

Total net sales for the MRV segment were down from $259.9 million in the second quarter of 2005 to $225.6 million in the second quarter of 2006.  Gross diesel motorized revenues were down 12.9% and gas motorized revenues were down 14.4%.  Diesel products accounted for 85.6% of the MRVsegment’s second quarter of 2006 gross revenues while gas products were 14.4%.  The overall decrease in revenues reflected continuing challenges in the marketplace as dealers sought to lower their current inventories because of softened retail demand and higher interest costs associated with their floorplan borrowings.  Our MRV segment unit sales were down 12.2% year over year from 1,603 units in the second quarter of 2005 to 1,408 units in the second quarter of 2006.  Diesel motorized unit sales were down 12.2% to 983 units and gas motorized unit sales were down 12.0% to 425 units.

Gross profit for the MRV segment for the second quarter of 2006 decreased to $15.9 million, down from $22.4 million in the second quarter of 2005, and gross margin decreased from 8.6% in the second quarter of 2005 to 7.0% in the second quarter of 2006.  Gross profit reductions were the result of lower sales volumes in the second quarter of 2006 versus the comparable period in 2005.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended July 2, 2005	% of Sales	Quarter Ended July 1, 2006	% of Sales	Change in % of Sales
Direct materials	$163,422	62.9%	$142,225	63.0%	0.1%
Direct labor	25,952	10.0%	23,657	10.5%	0.5%
Warranty	8,225	3.2%	7,655	3.4%	0.2%
Other direct	13,413	5.1%	12,297	5.5%	0.4%
Indirect	26,673	10.2%	23,893	10.6%	0.4%
Total cost of sales	$237,685	91.4%	$209,727	93.0%	1.6%

•         Direct material increases in 2006 as a percent of sales were mostly due to increased sales of products that have a higher material cost as a percentage of sales.

•         Direct labor increases in 2006 as a percent of sales were predominantly due to changes in the product mix toward products that have a higher labor cost as a percent of sales, as well as to shifting products between production facilities.

•         Increases in warranty expense in 2006 as a percent of sales were due mostly to a slight increase in the warranty experience on current year models.

•         Increases in other direct costs in 2006 as a percent of sales were due mostly to increases in employee health benefits and delivery expense for the Company’s products.

•         Increases in indirect costs in 2006 as a percent of sales were due mostly to inefficiencies within the production facilities associated with lower run rates in the second quarter of 2006 versus the same period in 2005.

S,G,&A expenses for the MRV segment decreased slightly as a percent of sales and in total dollars due primarily to reductions in marketing and selling expenses. Corporate overhead allocation decreased in 2006, as a percent of sales, due to larger allocations to the other segments of the Company’s operations.  Allocations of corporate overhead are based partially on sales levels.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Plant relocation costs are related to the costs incurred to relocate the Bend, Oregon manufacturing facility to the Coburg, Oregon plant.  We believe this relocation will ultimately result in improved margins for the Oregon operations.*

Operating loss increased as both a percent of sales and in total dollars due to lower gross margins that were only partially offset by decreases in S,G,&A expenses.

Second Quarter 2006 versus Second Quarter 2005 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV Segment for the quarters ended July 2, 2005, and July 1, 2006 (dollars in thousands):

	Quarter Ended July 2, 2005	% of Sales	Quarter Ended July 1, 2006	% of Sales	$ Change	% Change
Net sales	$32,124	100.0%	$89,226	100.0%	$57,102	177.8%
Cost of sales	29,541	92.0%	79,582	89.2%	(50,041)	-169.4%
Gross profit	2,583	8.0%	9,644	10.8%	7,061	273.4%
Selling, general, and administrative expenses	1,089	3.4%	3,559	4.0%	(2,470)	-226.8%
Corporate overhead allocation	1,596	4.9%	4,498	5.0%	(2,902)	-181.8%
Operating income (loss)	$(102)	-0.3%	$1,587	1.8%	$1,689	-1,655.8%

Total net sales for the TRV segment were up from $32.1 million in the second quarter of 2005 to $89.2 million in the second quarter of 2006.  The increase in revenues reflects the impact of the R-Vision acquisition in November 2005.  The Company’s unit sales were up 366.1% to 5,617 units.  Due to the addition of the lower-priced R-Vision products, average unit selling price decreased to $16,700 in the second quarter of 2006 from $28,500 in the same period last year.

Gross profit for the second quarter of 2006 increased to $9.6 million, up from $2.6 million in the second quarter of 2005, and gross margin increased from 8.0% in the second quarter of 2005 to 10.8% in the second quarter of 2006.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended July 2, 2005	% of Sales	Quarter Ended July 1, 2006	% of Sales	Change in % of Sales
Direct materials	$20,569	64.0%	$55,439	62.1%	-1.9%
Direct labor	3,830	11.9%	10,054	11.3%	-0.6%
Warranty	1,021	3.2%	2,458	2.7%	-0.5%
Other direct	2,801	8.7%	7,019	7.9%	-0.8%
Indirect	1,320	4.1%	4,612	5.2%	1.1%
Total cost of sales	$29,541	91.9%	$79,582	89.2%	-2.7%

•         Direct material decreases in 2006 as a percent of sales were mostly due to increased sales of products that have a lower material cost as a percentage of sales, in particular, the inclusion of the R-Vision brand of products.

•         Direct labor decreases in 2006 as a percent of sales were predominantly due to changes in the product mix toward products that have a lower labor cost.

•         Decreases in warranty expense in 2006 as a percent of sales were due mostly to improvements in warranty experience for the current model year product.

•         Decreases in other direct costs in 2006 as a percent of sales were due mostly to the addition of R-Vision products, which have lower direct costs as a percent of sales.

•         Increases in indirect costs in 2006 as a percent of sales were due mostly to plant inefficiencies from lower production levels in one of the Company’s plants.

S,G,&A expenses for the TRV segment increased as a percent of sales due in part to higher sales levels for which additional selling and administrative costs were incurred.  Corporate overhead allocation increased due to higher levels allocated to the TRV segment as a result of the growth in this segment.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income increased as both a percent of sales and in total dollars due to higher sales and gross profit that was only partially offset by higher S,G,&A expenses as a percent of sales.

Second Quarter 2006 versus Second Quarter 2005 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (MR segment) for the quarters ended July 2, 2005, and July 1, 2006 (dollars in thousands):

	Quarter Ended July 2, 2005	% of Sales	Quarter Ended July 1, 2006	% of Sales	$ Change	% Change
Net sales	$12,457	100.0%	$6,437	100.0%	$(6,020)	-48.3%
Cost of sales	4,300	34.5%	1,483	23.0%	2,817	65.5%
Gross profit	8,157	65.5%	4,954	77.0%	(3,203)	-39.3%
Selling, general, and administrative expenses	2,568	20.6%	1,581	24.6%	987	38.4%
Corporate overhead allocation	1,061	8.5%	1,011	15.7%	50	4.7%
Operating income	$4,528	36.4%	$2,362	36.7%	$(2,166)	-47.8%

Net sales decreased 48.3% to $6.4 million compared to $12.5 million for the same period last year.  This decrease was due in part to a buildup of pending lot sales from the first quarter of 2005 that were closed and funded in the second quarter of 2005. In 2006, there was a return to a more normalized sales level.

Gross profit for the MR segment increased to 77.0% of sales compared to 65.5% of sales in the same period last year.  This was due to a heavier absorption of infrastructure costs in earlier phases.  These costs were expensed in earlier phases due to uncertainties as to the ultimate completion and sell through of the entire projects. The result was an improvement in the gross margins in the later phases of the developments, and most particularly in the second quarter of 2006.

Selling, general, and administrative expenses, and corporate overhead allocation, as a percent of sales, increased due to lower sales levels in the second quarter of 2006 versus the second quarter of 2005.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income decreased due to lower sales and to higher S,G,&A costs and corporate overhead allocation as a percent of sales.

Six months ended July 1, 2006 Compared to Six months ended July 2, 2005

The following table illustrates the results of consolidated operations for the six months ended July 2, 2005 and July 1, 2006 (dollars in thousands):

	Six Months Ended July 2, 2005	% of Sales	Six Months Ended July 1, 2006	% of Sales	$ Change	% Change
Net sales	$633,325	100.0%	$706,350	100.0%	$73,025	11.5%
Cost of sales	564,442	89.1%	627,410	88.8%	(62,968)	-11.2%
Gross profit	68,883	10.9%	78,940	11.2%	10,057	14.6%
Selling, general, and administrative expenses	55,938	8.8%	63,407	9.0%	(7,469)	-13.3%
Plant relocation costs	2,352	0.4%	269	0.0%	2,083	88.6%
Operating income	$10,593	1.7%	$15,264	2.2%	$4,671	44.1%

Consolidated sales for the six months ended July 1, 2006 were $706.4 million versus $633.3 million, an 11.5% increase. This increase was predominantly due to the impact of FEMA travel trailer orders filled in the first quarter of 2006, as well as the inclusion of R-Vision sales for the first six months of 2006.

Cost of sales increased by $63.0 million from the first six months of 2005 to the first six months of 2006, but decreased as a percent of sales by 0.3%.  This change was predominantly caused by higher sales volumes generated by FEMA orders in the first quarter of 2006, as well as sales of R-Vision products that tend to have higher margins.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months Ended July 2, 2005	% of Sales	Six Months Ended July 1, 2006	% of Sales	Change in % of Sales
Direct materials	$394,390	62.3%	$430,892	61.0%	-1.3%
Direct labor	61,546	9.7%	72,196	10.2%	0.5%
Warranty	16,762	2.6%	20,835	3.0%	0.4%
Other direct	33,909	5.4%	42,620	6.0%	0.6%
Indirect	57,835	9.1%	60,867	8.6%	-0.5%
Total cost of sales	$564,442	89.1%	$627,410	88.8%	-0.3%

•         Direct material decreases in 2006 as a percent of sales were mostly due to increases in sales of products that have a lower material cost as a percentage of sales.

•   Direct labor increases in 2006 as a percent of sales were predominantly due to changes in the product mix toward products that have a higher labor cost.

•   Increases in warranty expense in 2006 as a percent of sales were due mostly to higher costs associated with current model year products.

•   Increases in other direct costs in 2006 as a percent of sales were due mostly to increases in the cost of health benefits for employees and delivery costs for the Company’s products.

•   Decreases in indirect costs in 2006 as a percent of sales were due mostly to the impact of the addition of R-Vision products, which typically have a lower indirect cost of sales.

Selling, general, and administrative expenses (S,G,&A) increased by $7.5 million to $63.4 million for the first six months of 2006 and increased as a percentage of sales from 8.8% in 2005 to 9.0% in 2006. Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Six Months Ended July 2, 2005	% of Sales	Six Months Ended July 1, 2006	% of Sales	Change in % of Sales
Salaries, bonus, and benefits expenses	$9,731	1.5%	$14,866	2.1%	0.6%
Selling expenses	19,918	3.1%	20,912	3.0%	-0.1%
Settlement expense	5,791	1.0%	5,966	0.8%	-0.2%
Marketing expenses	5,115	0.8%	4,281	0.6%	-0.2%
Other	15,383	2.4%	17,382	2.5%	0.1%
Total S,G,&A expenses	$55,938	8.8%	$63,407	9.0%	0.2%

•                  Increases in salaries, bonus, and benefits expenses in 2006 compared to 2005 as a percent of sales were due primarily to increased management bonuses and long-term incentive programs.

•                  Decreased selling expenses in 2006 compared to 2005 as a percent of sales were due to a slight reduction in sales efforts to assist dealers in developing programs  to increase customer awareness of product offerings.

•                  Decreased settlement expense (litigation settlement expense) in 2006 compared to 2005  as a percent of sales was due to a reduction in the number of new cases added in the first six months of 2006.

•                  Decreased marketing expenses in 2006 compared to 2005 as a percent of sales were due to a reduction in the numbers of shows and rallies as well as in general advertising.

•                  Increases in other expenses in 2006 compared to 2005 as a percent of sales were due primarily to costs associated with the installation of new information systems, as well for participation of income on the resort properties by a third party.

Plant relocation costs were associated with the consolidation of our Bend, Oregon manufacturing facility to our Coburg, Oregon operations in 2005.  We relocated these operations to improve utilization of our plants, to improve direct and indirect labor rates, and to reduce warranty and related costs.  Costs associated with the relocation of the Bend facility are comprised of employee termination, relocation, and job assistance programs.  In addition we incurred costs related to various operating leases.  We expect that ongoing relocation costs will not have a significant impact on the results of the Company’s operations.*

Operating income was $15.3 million, or 2.2% of sales, for the first six months of 2006 compared to $10.6 million, or 1.7% of sales, in the similar 2005 period.  Increases in operating income were due predominantly to higher sales, with improved gross margins and only slight increases in S,G,&A costs.

Net interest expense was $1.8 million for the first six months of 2006 versus $532,000 in the comparable 2005 period, reflecting a higher level of borrowing during the first six months of 2006.

We reported a provision for income taxes of $4.7 million, or an effective tax rate of 34.8% for the first six months of 2006, compared to $3.7 million, or an effective tax rate of 37.1% for the comparable 2005 period.  The decrease in the effective tax rate was due primarily to benefits received from foreign sales activities, as well as favorable tax law changes at certain state levels, and a favorable outcome from a state tax audit.

Net income for the first six months in  2006 was $8.7 million compared to $6.3 million for the comparable period in 2005 (including losses from discontinued operations of $107,000 and $250,000, respectively, net of taxes, related to the closure of the Royale Coach facility) due to an increase in sales combined with a higher operating margin and a benefit from tax law changes.  The Company did not expense stock option grants in 2005 and earlier periods, however, if option expensing had been required, the effect on net income for the first six months of 2005 for all previously granted options would have been a decrease of $454,000.  See Note 8 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.  The Company has reflected the cost of stock options in its results of operations beginning in 2006.

First Six Months of 2006 versus First Six Months 2005 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the six months ended July 2, 2005 and July 1, 2006 (dollars in thousands):

	Six Months Ended July 2, 2005	% of Sales	Six Months Ended July 1, 2006	% of Sales	$ Change	% Change
Net sales	$550,084	100.0%	$480,569	100.0%	$(69,515)	-12.6%
Cost of sales	496,999	90.4%	439,589	91.5%	57,410	11.6%
Gross profit	53,085	9.6%	40,980	8.5%	(12,105)	-22.8%
Selling, general, and administrative expenses	20,608	3.8%	17,259	3.6%	3,349	16.3%
Corporate overhead allocation	23,886	4.3%	21,611	4.5%	2,275	9.5%
Plant relocation costs	2,352	0.4%	269	0.1%	2,083	88.6%
Operating income	$6,239	1.1%	$1,841	0.3%	$(4,398)	-70.5%

Total net sales for the MRV segment were down from $550.1 million in the first six months of 2005, to $480.6 million in the first six months of 2006.  Gross diesel motorized  revenues were down 12.2%,  and gas motorized revenues were down 10.2%.  Diesel products accounted for 85.9% of our first six months MRV segment revenues while gas products were 14.1%.  The overall decrease in revenues reflects continuing challenges in the market place as dealers seek to match their current inventories with retail demand.  Our overall unit sales were down 11.0% in the first six months of 2006 to 3,023 units, with diesel motorized unit sales down 12.2% to 2,139 units,  and gas motorized unit sales down 8.0% to 884 units.  Our average unit selling price decreased to $160,800 for the first six months of 2006 from $162,500 in the same period last year.

Gross profit for the first six months of 2006 decreased to $41.0 million, down from $53.1 million in 2005, and gross margin decreased from 9.6% in the first six months of 2005 to 8.5% in the first six months of 2006.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months Ended July 2, 2005	% of Sales	Six Months Ended July 1, 2006	% of Sales	Change in % of Sales
Direct materials	$345,313	62.8%	$299,497	62.3%	-0.5%
Direct labor	53,819	9.8%	49,192	10.2%	0.4%
Warranty	14,783	2.7%	15,085	3.1%	0.4%
Other direct	28,208	5.1%	25,751	5.4%	0.3%
Indirect	54,876	10.0%	50,064	10.4%	0.4%
Total cost of sales	$496,999	90.4%	$439,589	91.4%	1.0%

•   Direct material increases in 2006 compared to 2005 as a percent of sales were mostly due to production of more products that have a lower material cost as a percentage of sales.

•   Direct labor increases in 2006 compared to 2005 as a percent of sales were predominantly due to a shift in product mix to products that have a higher labor cost as a component of cost of sales.

•   Increases in warranty expense in 2006 compared to 2005 as a percent of sales were due mostly to an increase in the warranty experience on current year models.

•   Increases in other direct costs in 2006 compared to 2005 as a percent of sales were due mostly to increases in employee health benefits and delivery expense for the Company’s products.

•   Increases in indirect costs in 2006 compared to 2005 as a percent of sales were due mostly to inefficiencies within the production facilities associated with lower run rates in the first six months of 2006 versus the same period in 2005.

Selling, general, and administrative expenses (S,G,&A) for the MRV segment decreased slightly due to initiatives to control spending.  Corporate overhead allocation increased slightly, as a percentage of sales, due to higher management bonus levels allocated to the MRV segment as a result of improved profits for the Company as a whole.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Plant relocation costs are related to the costs incurred to relocate the Bend, Oregon manufacturing facility to the Coburg, Oregon plant.  We believe this relocation will ultimately result in improved margins for the Oregon operations.*

Operating income decreased as both a percent of sales and in total dollars due to lower sales and lower gross margins.

First Six Months of 2006 versus First Six Months 2005 for the Towables Recreational Vehicle Segment

The following table illustrates the results of the TRV segment for the six months ended July 2, 2005 and July 1, 2006 (dollars in thousands):

	Six Months Ended July 2, 2005	% of Sales	Six Months Ended July 1, 2006	% of Sales	$ Change	% Change
Net sales	$65,491	100.0%	$203,643	100.0%	$138,152	210.9%
Cost of sales	61,270	93.6%	179,853	88.3%	(118,583)	-193.5%
Gross profit	4,221	6.4%	23,790	11.7%	19,569	463.6%
Selling, general, and administrative expenses	2,323	3.5%	7,188	3.5%	(4,865)	-209.4%
Corporate overhead allocation	2,984	4.6%	10,321	5.1%	(7,337)	-245.9%
Operating income (loss)	$(1,086)	-1.7%	$6,281	3.1%	$7,367	678.4%

Total net sales for the TRV segment were up from $65.5 million in the first six months of 2005 to $203.6 million in the first six months of 2006.  The overall increase in revenues reflected both the impact of the R-Vision acquisition in November 2005 as well as the strong sales for FEMA related to hurricane Katrina in the first quarter of 2006.  The Company’s unit sales were up 427.7% to 12,834 units.  In addition, predominantly due to the addition of R-Vision brand lower-priced units and the FEMA trailers, the average unit selling price decreased to $16,400 in the first six months of 2006 from $28,400 in the same period last year.

Gross profit for the first six months of 2006 increased to $23.8 million, up from $4.2 million in 2005, and gross margin increased from 6.4% in the first six months of 2005 to 11.7% in the first six months of 2006.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months Ended July 2, 2005	% of Sales	Six Months Ended July 1, 2006	% of Sales	Change in % of Sales
Direct materials	$42,904	65.5%	$124,268	61.0%	-4.5%
Direct labor	7,727	11.8%	22,681	11.1%	-0.7%
Warranty	1,979	3.0%	5,750	2.8%	-0.2%
Other direct	5,701	8.7%	16,831	8.3%	-0.4%
Indirect	2,959	4.5%	10,323	5.1%	0.6%
Total cost of sales	$61,270	93.5%	$179,853	88.3%	-5.2%

•   Direct material increases in 2006 compared to 2005 as a percent of sales were mostly due to the inclusion of R-Vision brand products, which have a lower material cost as a percentage of sales, as well as the impact of FEMA sales in the first quarter of 2006 which also had a lower material cost.

•   Direct labor decreases in 2006 compared to 2005 as a percent of sales, were predominantly due to the impact of FEMA orders in the first quarter of 2006 which had a lower labor cost as a percent of sales, as well as for the addition of R-Vision products, which also have a lower labor cost as a percent of sales.

•   Decreases in warranty expense in 2006 compared to 2005 as a percent of sales were due mostly to a slight decrease in the warranty experience on current year models.

•   Decreases in other direct costs in 2006 compared to 2005 as a percent of sales were due mostly to sales of R-Vision products that have lower direct costs than other products.

•   Increases in indirect costs in 2006 compared to 2005 as a percent of sales, were due mostly to allocations for the production of FEMA travel trailers that were produced in one of our motorized facilities.

S,G,&A expenses for the TRV segment, as a percent of sales, were consistent year to year.  Corporate overhead allocation increased slightly due to higher levels allocated to the TRV segment as a result of the growth in this segment.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income increased as both a percent of sales and in total dollars due to higher sales and gross profit which more than offset an increase in corporate overhead allocation expense as a percent of sales.

First Six Months 2006 versus First Six Months 2005 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (MR segment) for the six months ended July 2, 2005 and July 1, 2006 (dollars in thousands):

	Six Months Ended July 2, 2005	% of Sales	Six Months Ended July 1, 2006	% of Sales	$ Change	% Change
Net sales	$17,750	100.0%	$22,138	100.0%	$4,388	24.7%
Cost of sales	6,173	34.8%	7,968	36.0%	(1,795)	-29.1%
Gross profit	11,577	65.2%	14,170	64.0%	2,593	22.4%
Selling, general, and administrative expenses	4,030	22.7%	4,653	21.0%	(623)	-15.5%
Corporate overhead allocation	2,107	11.9%	2,375	10.7%	(268)	-12.7%
Operating income	$5,440	30.6%	$7,142	32.3%	$1,702	31.3%

Net sales increased 24.7% to $22.1 million compared to $17.8 million for the same period last year.  This was due to the continued strong demand for lots at both of our resort locations.

Gross profit for the MR segment decreased to 64.0% of sales compared to 65.2% of sales in the same period last year.  Gross margin decreases were due to the additions of some amenities that enhanced the appeal of the resorts and enhanced demand for lot sales, but also added slightly to the cost of sales.

Selling, general, and administrative expenses decreased as a percent of sales due to a reduction in expenditures for advertising and marketing.  Corporate overhead allocation decreased as a percent of sales due to certain fixed allocations that did not grow at the same rate as sales.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income increased due to improvements in sales that were partially offset by lower gross margins and improved by reductions in S,G,&A costs as a percent of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the second quarter of 2006, the Company generated cash of $20.0 million from operating activities and had a cash balance of $2.4 million at July 1, 2006.  The Company generated $12.0 million from net income and non-cash expenses such as depreciation and amortization, gains on sales of assets, changes in deferred income taxes, and expense associated with stock-based compensation.  Other sources of cash included a $917,000 decrease in resort lot inventories, a $17.4 million increase in accounts payable, an $1.3 million increase in accruals for product warranty, an $8.7 million increase in accrued liabilities, a $983,000 increase in deferred revenue, a $2.4 million increase in income taxes payable, and a $2.2 decrease in the net assets from discontinued operations. The uses of cash in the second quarter of 2006 included an increase of $560,000 in trade receivables, a $6.8 million increase in inventory levels, an $1.1 million increase in prepaid expenses, and a decrease of $1.2 million in accruals for product liability reserves.  Decreases in resort lot inventories reflect the sell through of our resort properties.  Increases in trade accounts payables reflect accruals for dealer Franchise For The Future (FFTF) payments which will be made in the third quarter.  Increases in accrued product warranty reflect higher warranty costs for current model year products.  Increases in accrued liabilities reflect increases for accruals for management bonus and long-term incentive programs.  Increases in deferred revenues were generated from deferred earnings from Monaco Financial Services (MFS).  Increases in income tax are related to improved earnings in 2006, and increases in net assets from discontinued operations reflect the disposal of assets from the Royale Coach manufacturing facility.  Increases in inventories reflect a buildup in finished goods that was partially offset by decreases in work in process and raw materials.  Increases in prepaid expenses reflect payments of insurance policies that are expensed over the next 12 months.  Decreases in product liability reserves reflect payments for settlement of certain litigation claims.

On November 18, 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to complete the acquisition of R-Vision.  The revolving line of credit remains at $105.0 million.  At the end of the second quarter 2006, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $32.1 million, and Term Debt borrowings were $37.1 million.  At the election of the Company, the Revolving Loan  and the Term Debt bear interest at varying rates that fluctuate based on the prime rate or LIBOR, and are determined by the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving Loan is due and payable in full on November 17, 2009 and requires interest payments quarterly.  The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants.  The Company was in compliance with these covenants at July 1, 2006.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility.  The principal and interest is due on April 30, 2009.  The loan bears a 5% annual interest rate.

Our principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At July 1, 2006, we had working capital of approximately $118.2 million, a decrease of $9.0 million from working capital of $127.2 million at December 31, 2005.  The Company has been using cash flow from operations to finance capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $5.8 million in the six months ended July 1, 2006, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities.  The Company anticipates that capital expenditures for all of 2006 will be approximately $12.0 to $15.0 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period up to 18 months.  At July 1, 2006, approximately $601.8 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 5.0% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During the second quarter of 2006, losses associated with the exercise of repurchase agreements with institutional lenders was $116,000.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, the Company’s business, operating results, and financial condition could be adversely affected.  Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter.  Financial institutions that provide floorplan financing also perform credit reviews and floor checks on an ongoing basis.  The Company closely monitors sales to dealers that are a higher credit risk.  The repurchase period is limited, usually to a maximum of 18 months.  The Company believes these activities minimize the number of required repurchases.  Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period.  Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount.  Therefore, there is already some built in discount when the Company offers the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.  This helps minimize the losses the Company incurs on repurchased inventory.

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Lines of Credit (1)	$0	$0	$32,108	$0	$32,108
Long-Term Debt (2)	$5,714	$11,928	$20,001	$0	$37,643
Operating Leases (3)	$2,539	$1,853	$1,422	$2,118	$7,932
Total Contractual Cash Obligations	$8,253	$13,781	$53,531	$2,118	$77,683

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (4)	$0	$0	$72,892	$0	$72,892
Guarantees (5)	$14,302	$0	$0	$0	$14,302
Repurchase Obligations (6)	$0	$601,826	$0	$0	$601,826
Total Commitments	$14,302	$601,826	$72,892	$0	$689,020

(1)    See Note 5 of the Condensed Consolidated Financial Statements.  The amount listed represents the outstanding balance at July 1, 2006.

(2)    See Note 6 of the Condensed Consolidated Financial Statements.

(3)    Various leases including manufacturing facilities, aircraft, and machinery and equipment.

(4)    See Note 5 of the Condensed Consolidated Financial Statements.  The amount listed represents available borrowings on the line of credit at July 1, 2006.

(5)    Guarantees related to aircraft operating lease.

(6)    Reflects obligations under manufacturer repurchase commitments.  See Note 10 of the Condensed Consolidated Financial Statements.

INFLATION

During 2005 and the first six months of 2006, the Company experienced increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While price increases for these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on the Company’s production costs.  The impact of these increases has not caused the Company to increase its selling prices at the current time, however, the Company may need to pass along increases in the future to maintain acceptable gross margins.  The current trend in these prices, could have a materially adverse impact on the Company’s business going forward.*

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to warranty costs, product liability, and impairment of goodwill.  The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The Company believes the following accounting policies and related judgments and estimates are critical in the preparation of our consolidated financial statements.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

FIN 48

In June 2006, the Board issued FIN 48, “Accounting for Uncertainty in Income Taxes.”  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB 109, “Accounting for Income Taxes” by defining a criterion that an individual tax position must meet for any part of the benefit to be recognized in the financial statements.

The Interpretation is effective for fiscal years beginning after December 15, 2006.  We are reviewing the provisions of the Interpretation and will adopt it for the fiscal year beginning 2007.

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

THE EXPECTED BENEFITS OF OUR RECENT ACQUISITION OF R-VISION AND AFFILIATES MAY NOT BE REALIZED  On November 18, 2005, the Company acquired Indiana based towable and motorhome manufacturer R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively “R-Vision”) to acquire all of the outstanding shares of R-Vision.  The process of integrating R-Vision into our Company operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company’s business.  This may cause an interruption or a loss of momentum in the Company’s operating activities, which in turn, could have a material adverse affect on the Company’s operating results and financial condition.  Moreover, the acquisition involves a number of additional risks, such as the loss of key employees of R-Vision as a result of the acquisition, the incorporation of acquired products into our existing product line, the amortization of debt issuance costs, and the difficulty of integrating disparate corporate cultures.  Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on our operating results and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although the Company’s products were offered by 580 dealerships located primarily in the United States and Canada as of July 1, 2006, a significant percentage of the Company’s sales are concentrated among a relatively small number of independent dealers.  For the quarter ended July 1, 2006, sales to one dealer, DeMartini RV Sales, accounted for 6.8% of total sales compared to 5.6% of sales in the same period ended last year.  For quarters ended July 2, 2005 and July 1, 2006, sales to our 10 largest dealers, including DeMartini RV Sales, accounted for a total of 44.6% and 30.9% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on the Company’s business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by the Company’s dealers to finance their purchases of our products.  These agreements require the Company to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $601.8 million as of July 1, 2006, with approximately 5.0% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, the Company’s business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK  The Company sells products to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  For the Company’s RV dealers, terms are net 30 days for units that are financed by a third party lender.  Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by the Company.  For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement.  Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold.  As of July 1, 2006, total trade receivables were $103.2 million, with approximately $82.3 million, or 79.8% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $20.9 million of trade receivables were concentrated substantially all with one dealer.  For resort lot customers, funds are required at the time of closing.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held on May 17, 2006 in Coburg, Oregon, the Stockholders (i) elected four Class I directors to serve on the Company’s Board of Directors, and, (ii) approved the amended and restated 1993 Stock Plan.

The vote for the election of the four Class I directors was as follows:

Nominee	For	Withheld
L. Ben Lytle	27,752,357	227,280
Richard A. Rouse	27,515,262	464,376
Kay L. Toolson	27,554,352	425,285
Daniel C. Ustian	27,651,329	328,308

Other directors whose terms of office continued after the meeting are:

John F. Cogan
Robert P. Hanafee, Jr.
Dennis D. Oklak
Roger A. Vandenberg

The vote to approve the amended and restated 1993 Stock Plan (formerly known as the 1993 Incentive Stock Option Plan) was as follows:

For	Against	Abstained
22,036,864	2,648,984	25,803

Item 6.  Exhibits

10.1*	Monaco Coach Corporation 1993 Stock Plan (formerly known as the 1993 Incentive Stock Option Plan) (as amended and restated through May 17, 2006).

10.2*	Form of Performance Share Agreement for use with 1993 Stock Plan.

10.3*	Form of Restricted Stock Unit Agreement for Kay L. Toolson and John W. Nepute.

10.4*	Monaco Coach Corporation Annual Incentive Plan.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on May 23, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	August 10, 2006	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)

EXHIBITS INDEX

Exhibit
Number	Description of Document
10.1*	Monaco Coach Corporation 1993 Stock Plan (formerly known as the 1993 Incentive Stock Option Plan) (as amended and restated through May 17, 2006).

10.2*	Form of Performance Share Agreement for use with 1993 Stock Plan.

10.3*	Form of Restricted Stock Unit Agreement for Kay L. Toolson and John W. Nepute.

10.4*	Monaco Coach Corporation Annual Incentive Plan.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on May 23, 2006.