Form 10-Q
period 2006-09-30
MONACO COACH CORP /DE/
filed 2006-11-09
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐  NO  ☒

The number of shares outstanding of common stock, $.01 par value, as of September 30, 2006:  29,754,584

MONACO COACH CORPORATION

FORM 10-Q

September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash	$586	$920
Trade receivables, net	102,666	87,535
Inventories, net	183,292	173,982
Resort lot inventory	9,135	9,056
Prepaid expenses	4,364	4,687
Income taxes receivable	206	2,483
Deferred income taxes	36,345	42,208
Discontinued operations	4,922	851
Total current assets	341,516	321,722

Property, plant, and equipment, net	159,304	155,679
Land held for development	0	16,300
Debt issuance costs net of accumulated amortization of $678, and $853, respectively	695	557
Goodwill	85,952	86,003
Total assets	$587,467	$580,261

LIABILITIES
Current liabilities:
Book overdraft	$14,550	$6,009
Current portion of long-term debt	5,714	7,143
Line of credit	25,000	9,439
Accounts payable	78,299	89,823
Product liability reserve	19,275	17,552
Product warranty reserve	32,902	33,453
Accrued expenses and other liabilities	37,732	45,901
Discontinued operations	853	601
Total current liabilities	214,325	209,921

Long-term debt, less current portion	34,786	30,500
Deferred income taxes	21,624	21,653
Other long-term liabilities	0	933
Total liabilities	270,735	263,007

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized, 29,561,766 and 29,754,584 issued and outstanding, respectively	296	298
Additional paid-in capital	59,005	63,336
Retained earnings	257,431	253,620
Total stockholders’ equity	316,732	317,254
Total liabilities and stockholders’ equity	$587,467	$580,261

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: dollars in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006

Net sales	$296,953	$292,473	$930,278	$998,823
Cost of sales	272,334	273,940	836,776	901,351
Gross profit	24,619	18,533	93,502	97,472

Selling, general, and administrative expenses	30,514	29,474	86,451	92,882
Plant relocation costs	1,480	0	3,832	269
Operating income (loss)	(7,375)	(10,941)	3,219	4,321

Other income, net	15	119	155	507
Interest expense	(271)	(1,306)	(943)	(3,498)
Income (loss) before income taxes and discontinued operations	(7,631)	(12,128)	2,431	1,330

Provision for (benefit from) income taxes from continuing operations	(3,275)	(5,030)	458	(343)

Net income (loss) from continuing operations	(4,356)	(7,098)	1,973	1,673

Loss from discontinued operations, net of tax provision (benefit)	(1,607)	0	(1,858)	(107)

Net income (loss)	$(5,963)	$(7,098)	$115	$1,566

Earnings per common share:
Basic from continuing operations	$(0.15)	$(0.24)	$0.06	$0.05
Basic from discontinued operations	(0.05)	0.00	(0.06)	0.00
Basic	$(0.20)	$(0.24)	$0.00	$0.05

Diluted from continuing operations	$(0.15)	$(0.24)	$(0.06)	$0.05
Diluted from discontinued operations	(0.05)	0.00	0.06	0.00
Diluted	$(0.20)	$(0.24)	$0.00	$0.05

Weighted average common shares outstanding:
Basic	29,545,315	29,745,738	29,502,539	29,696,951
Diluted	29,868,628	29,865,199	29,862,363	29,859,461

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: dollars in thousands)

	Nine Months Ended
	October 1, 2005	September 30, 2006

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$115	$1,566
Adjustments to reconcile net income to net cash (used) provided by operating activities:
(Gain) loss on sale of assets	12	(12)
Depreciation and amortization	7,764	10,581
Deferred income taxes	905	(5,834)
Stock based compensation expense	0	2,538
Changes in working capital accounts:
Trade receivables, net	29,372	15,131
Inventories	(4,891)	9,310
Resort lot inventory	1,219	79
Land held for development	0	(16,300)
Prepaid expenses	732	(331)
Accounts payable	11,728	11,524
Product liability reserve	(557)	(1,723)
Product warranty reserve	(3,025)	551
Income taxes receivable	(6,612)	(2,277)
Accrued expenses and other liabilities	6,046	8,688
Deferred revenue	0	933
Discontinued operations	(7,844)	3,723
Net cash provided by operating activities	34,964	38,147

Cash flows from investing activities:
Additions to property, plant, and equipment	(11,009)	(7,459)
Proceeds from sale of assets	72	127
Discontinued operations	(4)	0
Net cash used in investing activities	(10,941)	(7,332)

Cash flows from financing activities:
Book overdraft	1,074	(8,537)
Payments on lines of credit, net	(21,347)	(15,561)
Payments on long-term notes payable	0	(2,857)
Debt issuance costs	(39)	(36)
Dividends paid	(5,312)	(5,377)
Issuance of common stock	1,374	1,646
Tax benefit of stock options exercised	0	149
Discontinued operations	227	92
Net cash used by financing activities	(24,023)	(30,481)

Net change in cash	0	334
Cash at beginning of period	0	586
Cash at end of period	$0	$920

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 31, 2005  and September 30, 2006, and the results of its operations and its cash flows for the quarters and nine months ended October 1, 2005 and September 30, 2006.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders on Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2005.

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

The purchase price was derived from a calculation of a multiple of earnings before interest, taxes, depreciation and amortization for a trailing 12-month period (adjusted for certain non-recurring expense items), which exceeded the book value of R-Vision and generated goodwill of $30.7 million. The allocation of the purchase price and the related goodwill has been adjusted for the resolution of pre-aquisition contingencies of $51,000.  The effects of resolution of pre-aquisition contingencies occurring: (i) within one year of the acquisition date will be reflected as an adjustment of the allocation of the purchase price and goodwill, and (ii) after one year will be recognized in the determination of net income.

3.     Inventories, net

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 31,	September 30,
	2005	2006
	(in thousands)
Raw materials	$91,028	$84,774
Work-in-process	61,393	52,724
Finished units	43,134	49,392
Raw material reserves	(12,263)	(12,908)
	$183,292	$173,982

4.     Land Held for Development

In June 2006, the Company acquired undeveloped land near La Quinta, California for $16.3 million.  The 80 acre parcel will be developed into a motorhome resort with approximately 400 lots available for sale beginning late 2007 or early 2008.

5.     Line of Credit

The Company’s credit facilities consist of a revolving line of credit of up to $105.0 million. As of September 30, 2006, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $9.4 million.  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  At September 30, 2006, the average interest rate was 7.5%.  The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of September 30, 2006, the Company was in compliance with these covenants.

6.     Long-term Notes Payable

In November 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to effect the acquisition of R-Vision (see Note 2).  As of September 30, 2006, outstanding Term Debt was $37.1 million.  At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Term Debt requires quarterly interest payments and quarterly principal payments, of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  At September 30, 2006, the average interest rate on the Term Debt was 6.8%.  The Term Debt is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of September 30, 2006, the Company was in compliance with these covenants.

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
$37,643

7.    Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of outstanding stock-based awards.  For the quarter ended September 30, 2006, there were 749,877 anti-dilutive options excluded from the diluted earnings per share calculation (655,960 for the quarter ended October 1, 2005).  The weighted average number of common shares used in the computation of earnings per common share were as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006

Basic
Issued and outstanding shares	29,545,315	29,745,738	29,502,539	29,696,951
(weighted average)

Effect of Dilutive Securities
Restricted Stock Units	0	37,474	0	32,445
Performance Share Awards	0	0	0	12,640
Stock Options	323,313	81,987	359,824	117,425
Diluted	29,868,628	29,865,199	29,862,363	29,859,461

	Quarter Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06

8.              Stock-based Award Plans

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a non-employee 1993 Director Option Plan (the “Director Plan”) , and an amended and restated 1993 Stock Plan (the “Stock Plan”).

As of January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” (the “Statement”).  The Statement replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees, except for equity instruments held by employee share ownership plans.   We elected to adopt the modified prospective application method of the Statement.

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

Stock Purchase Plan

The Purchase Plan qualifies under Section 423 of the Internal Revenue Code.  The Company has 683,438 shares of Common Stock reserved for issuance under the Purchase Plan, of which 592,878 shares were issued as of September 30, 2006.  A total of 35,478 shares were issued under the Purchase Plan during the quarter ended September 30, 2006.  Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six month offering period under the Purchase Plan.

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

Director Plan

Effective May 17, 2006, no further awards will be made under the Director Plan, but it will continue to govern awards previously granted thereunder.  Future equity awards to directors will be made under the Stock Plan.  The Board of Directors and the stockholders had authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan.  On May 17, 2006 authorization for 76,924 shares were transferred from the Director Plan to the Stock Plan, which represented the number of shares reserved under the Director Plan that had not been issued pursuant to awards granted under the plan plus the number of shares reserved that were not subject to any outstanding awards granted under the plan.

Options granted under the Director Plan to non-employee directors on the date the optionee first became a director vest ratably over a five-year period, while subsequent annual grants vest in full on the fifth anniversary of their grant date.  The exercise price of all options granted under the Director Plan was equal to the fair market value of a share of the Company’s Common Stock on the date of grant.  The maximum term of these options is 10 years.  As of September 30, 2006, 102,000 options had been exercised, and options to purchase 146,550 shares of common stock were outstanding.  As of September 30, 2006, 15,526 shares of Common Stock had been issued in lieu of some directors’ cash retainer as allowed by the Director Plan up to May 17, 2006.

Stock Plan

The Stock Plan provides for the grant of stock based awards to employees, directors and consultants who provide services to the Company and its affiliates.  Allowed awards include stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, dividend equivalents and other stock awards.  A total of 5,534,737 shares of Common Stock have been reserved for issuance under the Stock Plan, which includes the transfer of unused share authorizations under the Director Plan on May 17, 2006.  As of September 30, 2006 1,577,666 options had been exercised, and options to purchase 1,177,627 shares of Common Stock were outstanding.  These options vest ratably over five years commencing with the date of grant. As of September 30, 2006, a total of 2,460 shares of common stock had been issued in lieu of some directors’ cash retainer as allowed by the Plan after May 17, 2006.

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

Option transactions involving the Director Plan and the Stock Plan are summarized with corresponding weighted-average exercise prices as follows:

	Shares	Price
Outstanding at July 1, 2006	1,339,967	$15.27
Granted	—	—
Exercised	(4,100)	7.74
Forfeited	(11,690)	18.52
Outstanding at September 30, 2006	1,324,177	$15.27

For various price ranges, weighted average characteristics of all outstanding stock options at September 30, 2006 were as follows:

				Options
	Options Outstanding			Exercisable
		Remaining	Weighted-		Weighted-
Range of		Life	Average		Average
Exercise Prices	Shares	(years)	Price	Shares	Price
$2.68 - 5.36	60,652	0.5	$3.52	60,652	$3.52
$5.3 7 - 8.04	101,718	1.5	$7.72	101,718	$7.72
$8.05 - 10.72	242,024	4.7	$10.31	184,204	$10.29
$10.73 - 13.40	268,493	4.1	$12.23	265,293	$12.24
$13.41 - 16.08	47,000	7.9	$15.04	16,600	$15.26
$16.09 - 18.76	276,470	7.9	$16.28	276,470	$16.28
$18.77 - 21.44	14,000	6.0	$20.03	14,000	$20.03
$21.45 - 24.12	24,000	8.0	$21.65	24,000	$21.65
$24.13 - 26.80	289,820	6.5	$25.63	289,820	$25.63
	1,324,177			1,232,757

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation in the quarter ended October 1, 2005 compared to the fair value recognition provisions of FAS 123R that are applied to the stock-based payment arrangements in the quarter ended September 30, 2006.  All dollars represented are in thousands, excluding per share data.

	Quarter Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006

Net income before stock-based compensation expense	$(5,963)	$(6,759)	$115	$2,240
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	296	339	750	674
Net income*	$(6,259)	$(7,098)	$(635)	$1,566

* Net income in 2005 and prior years are pro-forma for the effect of FAS 123R.

Earnings per share:
Basic - as reported	$(0.20)	$(0.24)	$0.00	$0.05
Basic - with stock-based compensation	$(0.21)	$(0.24)	$(0.02)	$0.05

Diluted - as reported	$(0.20)	$(0.24)	$0.00	$0.05
Diluted - with stock-based compensation.	$(0.21)	$(0.24)	$(0.02)	$0.05

For purposes of the above information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006

Risk-free interest rate	4.03%
Expected life (in years)	6.69
Expected volatility	31.25%
Expected dividend yield	1.70%

There was approximately $121,000 of stock option related compensation expense recognized from the combination of the Stock Plan, the Stock Purchase Plan and the Director Plan during the quarter ended September 30, 2006.  The total remaining expense to be recognized in future periods for outstanding non-vested stock options is approximately $436,000.  This amount will be recognized over the following periods according to the schedule below:

Stock Option
Fiscal Year	Expense
2006	$121,000
2007	191,000
2008	71,000
2009	32,000
2010	21,000
$436,000

Restricted Stock Unit Grant

A component of the Stock Plan permits the Company to grant shares of restricted stock units (RSU’s).  These grants are compensation expense under the rules of APB No. 25, and are required to be recognized in the Company’s income statement.  During the quarter ended September 30, 2006, 25,000 restricted stock units were granted;  $478,411 was recorded as compensation expense in the current quarter’s income statement relating to previously awarded RSU’s.  The total number of outstanding RSU’s as of September 30, 2006 was 305,909 shares.

Performance Share Awards

A component of the Stock Plan also permits the Company to grant performance share awards (PSA’s).  Grants were effective as of the date of approval of the Stock Plan by the shareholders on May 17, 2006 and included target payouts to participants of a total of 164,909 shares under a two-year performance plan and 164,909 shares under a three-year performance plan.  Both plans require the achievement of performance based on Return on Net Assets-adjusted (RONA) and Total Shareholder Return (TSR) compared to a group of peer companies.  Depending on the ranking of the Company’s performance against the peer group, the participants could earn from 0% up to 200% of the target payout of performance shares.  A total of $218,328 of compensation expense was recorded during the quarter ended September 30, 2006 relating to the performance share awards.  The total number of outstanding PSA’s was 329,818 shares at target payout.

9.            Segment Reporting

The Company is a leading manufacturer of premium Class A, B and C motor coaches (Motorized Recreational Vehicle Segment) and towable recreational vehicles (Towable Recreational Vehicle Segment).  Our product line currently consists of a broad line of motor coaches, fifth wheel trailers, travel trailers, and specialty trailers under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” “McKenzie,” “R-Vision,” “Bison,” and “Roadmaster” brand names.

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (Motorhome Resort Segment) located in Las Vegas, Nevada, and Indio, California.  In addition to these two resorts, the Company has also acquired a piece of property in southern California, and has a second piece of property under contract in southern Florida.  These properties are planned to be developed and sold over the next two to five years.  The resorts offer sales of individual lots to recreational vehicle owners and also offer a common interest in the amenities at the resort.  The resorts provide destination locations for premium Class A recreational vehicle owners and help to promote the recreational vehicle lifestyle.

The following table provides the results of operations of the three segments of the Company for the quarters and nine months ended October 1, 2005 and September 30, 2006 , respectively.  All dollars represented are in thousands.

	Quarter Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Motorized Recreational Vehicle Segment

Net sales	$245,771	$220,159	$795,854	$700,728
Cost of sales	227,323	207,960	724,322	647,910
Gross profit	18,448	12,199	71,532	52,818

Selling, general, and administrative expenses	13,613	9,300	34,219	26,559
Corporate overhead allocation	10,880	10,631	34,731	32,159
Plant relocation costs	1,480	0	3,832	269
Operating loss	$(7,525)	$(7,732)	$(1,250)	$(6,169)

Towable Recreational Vehicle Segment

Net sales	$43,231	$70,450	$108,723	$274,092
Cost of sales	42,034	65,346	103,305	244,839
Gross profit	1,197	5,104	5,418	29,253

Selling, general, and administrative expenses	1,415	3,523	3,738	10,711
Corporate overhead allocation	1,965	3,886	4,984	14,242
Operating income (loss)	$(2,183)	$(2,305)	$(3,304)	$4,300

Motorhome Resorts Segment

Net sales	$7,951	$1,864	$25,701	$24,003
Cost of sales	2,977	634	9,149	8,602
Gross profit	4,974	1,230	16,552	15,401

Selling, general, and administrative expenses	1,721	1,145	5,751	5,798
Corporate overhead allocation	920	989	3,028	3,413
Operating income (loss)	$2,333	$(904)	$7,773	$6,190

	Quarter Ended		Nine Months Ended
Reconciliation to Net Income	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006

Operating income (loss):
Motorized recreational vehicle segment	$(7,525)	$(7,732)	$(1,250)	$(6,169)
Towable recreational vehicle segment	(2,183)	(2,305)	(3,304)	4,300
Motorhome resorts segment	2,333	(904)	7,773	6,190
Total operating income (loss)	(7,375)	(10,941)	3,219	4,321

Other income, net	15	119	155	507
Interest expense	(271)	(1,306)	(943)	(3,498)
Income (loss) before income taxes and discontinued operations	(7,631)	(12,128)	2,431	1,330

Provision for (benefit from) income taxes, continuing operations	(3,275)	(5,030)	458	(343)

Net income (loss) from continuing operations	(4,356)	(7,098)	1,973	1,673

Loss from discontinued operations, net of tax provision (benefit)	(1,607)	0	(1,858)	(107)

Net income (loss)	$(5,963)	$(7,098)	$115	$1,566

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at September 30, 2006 is $585.2 million, with approximately 4.0% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company, including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $462,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

	Quarter Ended
	October 1, 2005	September 30, 2006
Beginning balance	$31,900	$34,230
Expense	4,813	7,952
Payments/adjustments	(7,854)	(8,729)
Ending balance	$28,859	$33,453

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

2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include, but are not limited to, those in this report that have been marked with an asterisk (*).  In addition, statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth below in Part II, Item 1A under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  The reader should carefully consider, together with the other matters referred to herein, the factors set forth in Part II, Item 1A under the caption “Risk Factors,” as well as in other documents we file with the Securities and Exchange Commission.  We caution the reader, however, that these factors may not be exhaustive.

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $575,000 for motor coaches and from $1,000 to $70,000 for towables.  Based upon retail registrations through August 2006, we believe we had a 23.1% share of the market for diesel Class A motor coaches, a 7.8% share of the market for gas Class A motor coaches, a 15.6% share of the market for all Class A motor coaches, a 2.3% market for all Class C motor coaches, a 4.2% share of the market for fifth wheel towables and a 4.6% share of the market for travel trailers.

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

Business Changes

We have conducted a series of acquisitions during our history. Beginning in March 1993, when we commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968.  In March 1996, we acquired the Holiday Rambler Division of Harley-Davidson, Inc., a manufacturer of a full line of Class A motor coaches and towables.  In August 2001, we acquired SMC Corporation, manufacturer of the Beaver and Safari brand Class A motorhomes.  In November 2002, we acquired from Outdoor Resorts of America (“ORA”) three luxury motorcoach resort properties being developed by ORA in Las Vegas, Nevada, Indio, California, and Naples, Florida.  In September 2003, we sold the property in Naples, Florida.  And, in November of 2005, we acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively referred to as “R-Vision”), manufacturers of R-Vision, Bison, and Roadmaster motorized and towable products.  The R-Vision acquisition was accomplished as a cash purchase on November 18,

2005 and was accounted for using the purchase method of accounting .  All operations of R-Vision have been incorporated for the period ended September 30, 2006 in the consolidated quarterly financial statements of the Company included with this Quarterly Report on Form 10-Q.

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

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended September 30 , 2006 Compared to Quarter ended October 1, 2005

The following table illustrates the results of consolidated operations for the quarters ended October 1, 2005 and September 30, 2006.  All dollar amounts are in thousands.

	Quarter Ended	%	Quarter Ended	%	$	%
	October 1, 2005	of Sales	September 30, 2006	of Sales	Change	Change
Net sales	$296,953	100.0%	$292,473	100.0%	$(4,480)	(1.5)%
Cost of sales	272,334	91.7%	273,940	93.7%	(1,606)	(0.6)%
Gross profit	24,619	8.3%	18,533	6.3%	(6,086)	(24.7)%
Selling, general, and administrative expenses	30,514	10.3%	29,474	10.1%	1,040	3.4%
Plant relocation costs	1,480	0.5%	0	0.0%	1,480	(100.0)%
Operating loss	$(7,375)	(2.5)%	$(10,941)	(3.8)%	$(3,566)	(48.4)%

Motorized and Towable Recreational Vehicle Segments

The recreational vehicle (“RV”) market in 2006, as was the case in 2005, is continuing to experience a period of contraction.  Higher fuel prices, rising interest rates, and uncertainty in consumer confidence related to international events have continued to create challenges within the RV market.  However, recent trends in the lowering of fuel prices, and strong performances from the public markets may begin to more positively impact consumer confidence.  It is our expectation that improvements in consumer confidence will begin to positively impact demand within the RV industry sometime in 2007.*  This assumption is supported by the underlying demographics for future expansion, which are still strong as the key buying groups for recreational vehicles continue to grow in numbers.  The so-called “ baby boomer” generation will continue to expand in size well into 2015 and should provide a consumer base that is enthusiastic to embrace the RV lifestyle.

The motorized market has been significantly impacted by the current market conditions.  Higher interest rates are placing pressures on our dealers.  Floorplan interest charges are a significant cost of carrying inventory, and as interest rates rise, our dealers, who we share with our competitors, are more cautious in the amount of inventory that they are willing to carry.  Due to these factors, competition for space on dealer lots among manufacturers has increased the discounting of product, as manufacturers, including ourselves, seek to maintain space on dealer’s lots.  As a result, motorized margins have been impacted negatively, but we have been successful in reducing finished goods inventories since the end of the second quarter.  Despite the current cyclical downturn in the motorized market, we continue to remain optimistic on the prospects for long-term growth in this sector, as the demographics for our customer base shows a continuing increase in the number of new entrants into our target age and economic group.*

The towable market has also shown signs of slowing down.  As in the case of the motorized market, competition for space on dealer lots is increasing and the result is an increase in discounting necessary to maintain shelf space.  We are carefully monitoring the inventories on dealer lots as we move into the fourth quarter to ensure that retail inventory levels are matching demand during the slower winter selling season.  In spite of these conditions, we remain confident that indicators such as the demographics for our customer base remain positive and that the market will remain viable well into the future.*

The RV industry is extremely competitive, and independent retail dealers as well as retail customers have many choices available to them.  To distinguish ourselves within the industry, we introduced our Franchise For The

Future (FFTF) program for our Class A dealers in June of 2005.  This program was designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool.  To support this, and to encourage our dealers to participate in FFTF, we worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations.  We believe that this concept, along with other features designed to entice our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity.

Motorhome Resort Segment

Our motorhome resort properties were in strong demand throughout the first half of the year.  In the third quarter, which is traditionally the slower season due to their locations in the southwestern portions of the United States, sales were lower than in the first half of the year.  In spite of the seasonal nature of the projects,  we believe that these resort properties will continue to sell through their respective remaining available inventories of lots in the fourth quarter of 2006 and into the first and second quarters of 2007.*  To ensure the continued growth of this segment, we have acquired a piece of property in southern California, and have a second piece of property in Naples, Florida under contract.  We expect to begin developing these resorts in late 2006 and to continue into 2007, with sales of lots from these resorts to commence in either the fourth quarter of 2007, or in the first quarter of 2008.*

Overall Company Performance in the Third Quarter of 2006

Third quarter net sales decreased 1.5% to $292.5 million compared to $297.0 million for the same period last year.  Sales decreases were the results of continued weakness in the RV segments, and slower seasonal results from our recreational resort properties.  Gross diesel motorized sales were down 3.2%, gas motorized sales were down 58.2%, and towables were up 67.7%.  Diesel products accounted for 69.1% of our third quarter revenues while gas products were 5.2%, and towables were 25.7%.  Our overall unit sales were up 53.4% in the third quarter of 2006 to 5,318 units, with diesel motorized unit sales up 2.4% to 1,088 units, gas motorized unit sales down 42.1% to 253 units, and towable unit sales up 102.2% to 3,977 units.  Towable unit sales increases were due primarily to the inclusion of units from the R-Vision acquisition.  Our total average unit selling price decreased to $55,900 from $85,000 in the same period last year, reflecting the impact of the inclusion of R-Vision products.

Gross profit for the third quarter of 2006 decreased to $18.5 million, down from $24.6 million in the third quarter of 2005, and gross margin decreased from 8.3% in the third quarter of 2005 to 6.3% in the third quarter of 2006.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	October 1, 2005	of Sales	September 30, 2006	of Sales	% of Sales
Direct materials	$188,205	63.4%	$187,665	64.2%	0.8%
Direct labor	31,344	10.6%	31,532	10.8%	0.2%
Warranty	4,813	1.6%	7,952	2.7%	1.1%
Other direct	18,406	6.2%	18,068	6.2%	0.0%
Indirect	29,566	9.9%	28,723	9.8%	(0.1)%
Total cost of sales	$272,334	91.7%	$273,940	93.7%	2.0%

•         Direct material increases in 2006 as a percent of sales were due mostly to shifts in the mix toward lower-priced recreational vehicles, which tend to have a higher material content as a percent of sales, as well as a result of increases in certain commodity items such as metals and petroleum products.

•         Direct labor increases in 2006 as a percent of sales were predominantly due to changes in product mix to a greater concentration of towable products, which have a higher labor content as a percent of sales, as well as to inefficiencies created within our plants related to changes in production processes as products were realigned between our Oregon and Indiana facilities.

•         Increases in warranty expense in 2006 as a percent of sales were due mostly to higher warranty rates on 2006 model year products.

•         Decreases in indirect costs in 2006 as a percent of sales were due mostly to reductions in plant capacity through plant closures that occurred in 2005, as well as in reductions in expenditures for worker’s compensation and general insurance.

Selling, general, and administrative expenses (S,G,&A) decreased by $1.0 million in the third quarter of 2006  to $29.5 million compared to the third quarter of 2005 and decreased as a percentage of sales from 10.3% in the third quarter of 2005 to 10.1% in the third quarter of 2006.  Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	October 1, 2005	of Sales	September 30, 2006	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$4,357	1.5%	$4,536	1.6%	0.1%
Selling expenses	12,717	4.3%	9,695	3.3%	(1.0)%
Settlement expense	2,164	0.7%	3,114	1.1%	0.4%
Marketing expenses	3,575	1.2%	3,233	1.1%	(0.1)%
Other	7,701	2.6%	8,896	3.0%	0.4%
Total S,G,&A expenses	$30,514	10.3%	$29,474	10.1%	(0.2)%

•                  Increases in salaries, bonus, and benefits expenses in 2006 as a percent of sales were due primarily to the inclusion of long-term, stock-based compensation in 2006.

•                  Decreases in selling expenses in 2006 as a percent of sales were due to reductions in expenditures for selling expenses related to motorized products.

•                  Increases in settlement expense (litigation settlement expense) in 2006 as a percent of sales were due to an increase in the number of new cases added in 2006 compared to the same period in 2005.

•                  Increases in other expenses in 2006 as a percent of sales were due primarily to consulting fees for computer services and depreciation expense associated with computer software and other equipment.

Plant relocation costs in the third quarter of 2005 were related to costs associated with the termination of one of the facilities in our vacated Bend, Oregon operations.  In 2005, the Company relocated the Bend operations to its Coburg, Oregon location.  All costs associated with this relocation have already been accrued in previous periods. The Company does not expect that there will be future costs related to this relocation that will significantly impact ongoing results of operations.*

Operating loss was $10.9 million, or 3.8% of sales, in the third quarter of 2006 compared to $7.4  million, or 2.5% of sales, in the similar 200 5 period.  The increase in operating loss was due predominantly to decreased gross profit.

Net interest expense was $1.2 million in the third quarter of 2006 versus $256,000 in the comparable 2005 period, reflecting higher corporate borrowing during the third quarter of 2006.

We reported a benefit from income taxes of $5.0 million in the third quarter of 2006, compared to $3.3 million in the third quarter of 2005, or an effective tax rate of 41.5% in the third quarter of 2006, compared to 42.9% for the comparable 2005 period.

Net loss for the third quarter of 2006 was $7.1 million compared to $6.0 for the third quarter of 2005 due primarily to lower sales and gross margin. The Company did not expense stock option grants in 2005 and earlier periods.  If option expensing had been required, the effect on net loss for the third quarter of 2005 for all previously granted options would have been a increase of $296,000.  See Note 8 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.  The Company has reflected the cost of stock options in its results of operations beginning in 2006.

Third Quarter 2006 versus Third Quarter 2005 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the quarters ended October 1, 2005, and September 30, 2006 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	October 1, 2005	of Sales	September 30, 2006	of Sales	Change	Change
Net sales	$245,771	100.0%	$220,159	100.0%	$(25,612)	(10.4)%
Cost of sales	227,323	92.5%	207,960	94.5%	19,363	8.5%
Gross profit	18,448	7.5%	12,199	5.5%	(6,249)	(33.9)%
Selling, general, and administrative expenses	13,613	5.5%	9,300	4.2%	4,313	31.7%
Corporate overhead allocation	10,880	4.4%	10,631	4.8%	249	2.3%
Plant relocation costs	1,480	0.6%	0	0.0%	1,480	100.0%
Operating loss	$(7,525)	(3.0)%	$(7,732)	(3.5)%	$(207)	(2.8)%

Total net sales for the MRV segment were down from $245.8 million in the third quarter of 2005 to $220.2 million in the third quarter of 2006.  Gross diesel motorized revenues were down 3.2% and gas motorized revenues were down 58.2%.  Diesel products accounted for 93.1% of the MRV segment’s third quarter of 2006 gross revenues while gas products were 6.9%.  The overall decrease in revenues reflected continuing challenges in the marketplace as dealers sought to lower their current inventories because of softened retail demand and higher interest costs associated with their floorplan borrowings.  Our MRV segment unit sales were down 10.5% year over year from 1,498 units in the third quarter of 2005 to 1,341 units in the third quarter of 2006.  Diesel motorized unit sales were up 2.5% to 1,088 units and gas motorized unit sales were down 42.1% to 253 units.

Gross profit for the MRV segment for the third quarter of 2006 decreased to $12.2 million, down from $18.4 million in the third quarter of 2005, and gross margin decreased from 7.5% in the third quarter of 2005 to 5.5% in the third quarter of 2006.  Gross profit reductions were the result of lower sales volumes in the third quarter of 2006 versus the comparable period in 2005.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	October 1, 2005	of Sales	September 30, 2006	of Sales	% of Sales
Direct materials	$156,235	63.6%	$142,160	64.6%	1.0%
Direct labor	25,786	10.5%	23,248	10.6%	0.1%
Warranty	4,035	1.6%	5,876	2.7%	1.1%
Other direct	13,849	5.6%	12,399	5.6%	0.0%
Indirect	27,418	11.2%	24,277	11.0%	(0.2)%
Total cost of sales	$227,323	92.5%	$207,960	94.5%	2.0%

•         Direct material increases in 2006 as a percent of sales were mostly due to increased sales of products that have a higher material cost as a percentage of sales, as well as to increases in commodity prices for metals and petroleum products.

•         Direct labor increases in 2006 as a percent of sales were predominantly due to changes in the product mix toward products that have a higher labor cost as a percent of sales, as well as to shifting products between production facilities.

•         Increases in warranty expense in 2006 as a percent of sales were due mostly to increases in the warranty experience on current year models.

•         Decreases in indirect costs in 2006 as a percent of sales were due mostly to moderately better plant efficiencies related to relocations and shut-downs that occurred in 2005.

S,G,&A expenses for the MRV segment decreased as a percent of sales and in total dollars due primarily to reductions in marketing and selling expenses. Corporate overhead allocation decreased by $249,000 in the third quarter of 2006 compared to the same period in the prior year due to larger allocations to the other segments of the Company’s operations.  Allocations of corporate overhead are weighted based on sales levels.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

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

Third Quarter 2006 versus Third Quarter 2005 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV Segment for the quarters ended October 1, 2005, and September 30, 2006 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	October 1, 2005	of Sales	September 30, 2006	of Sales	Change	Change
Net sales	$43,231	100.0%	$70,450	100.0%	$27,219	63.0%
Cost of sales	42,034	97.2%	65,346	92.8%	(23,312)	(55.5)%
Gross profit	1,197	2.8%	5,104	7.2%	3,907	326.4%
Selling, general, and administrative expenses	1,415	3.3%	3,523	5.0%	(2,108)	(149.0)%
Corporate overhead allocation	1,965	4.6%	3,886	5.5%	(1,921)	(97.8)%
Operating loss	$(2,183)	(5.1)%	$(2,305)	(3.3)%	$(122)	(5.6)%

Total net sales for the TRV segment were up from $43.2 million in the third quarter of 2005 to $70.4 million in the third quarter of 2006.  The increase in revenues reflects the impact of the R-Vision acquisition in November 2005.  The Company’s unit sales were up 102.2% to 3,977 units.  Due to the addition of the lower-priced R-Vision products, average unit selling price decreased to $19,200 in the third quarter of 2006 from $23,200 in the same period last year.

Gross profit for the third quarter of 2006 increased to $5.1 million,  up from $1.2 million in the third quarter of 2005, and gross margin increased from 2.8% in the third quarter of 2005 to 7.2 % in the third quarter of 2006.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	October 1, 2005	of Sales	September 30, 2006	of Sales	% of Sales
Direct materials	$28,993	67.1%	$44,747	63.5%	(3.6)%
Direct labor	5,558	12.8%	8,263	11.8%	(1.0)%
Warranty	778	1.8%	2,076	3.0%	1.2%
Other direct	4,557	10.5%	5,667	8.0%	(2.5)%
Indirect	2,148	5.0%	4,593	6.5%	1.5%
Total cost of sales	$42,034	97.2%	$65,346	92.8%	(4.4)%

•         Direct material decreases in 2006 as a percent of sales were mostly due to increased sales of products that have a lower material cost as a percentage of sales, especially the inclusion of the R-Vision brand of products.

•         Direct labor decreases in 2006 as a percent of sales were predominantly due to changes in the product mix toward products that have a lower labor cost.

•         Increases in warranty expense in 2006 in total dollars is due mostly to increases in warranty costs related to acquisition of the R-Vision companies and affiliates in November, 2005.

•         Decreases in other direct costs in 2006 as a percent of sales were due mostly to the addition of R-Vision products, which have lower direct costs as a percent of sales.

•         Increases in indirect costs in 2006 as a percent of sales were due mostly to plant inefficiencies from start up costs in one of the Company’s plants.

S,G,&A expenses for the TRV segment increased as a percent of sales and in total dollars due to higher sales levels attributable to the acquisition of the R-Vision companies and affiliates.  Corporate overhead allocation increased due to higher levels allocated to the TRV segment as a result of the growth in this segment.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating loss decreased as a percent of sales due to higher sales and gross profit that was offset by higher S,G&A expenses as a percent of sales.

Third Quarter 2006 versus Third Quarter 2005 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (MR segment) for the quarters ended October 1, 2005, and September 30, 2006 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	October 1, 2005	of Sales	September 30, 2006	of Sales	Change	Change
Net sales	$7,951	100.0%	$1,864	100.0%	$(6,087)	(76.6)%
Cost of sales	2,977	37.4%	634	34.0%	2,343	78.7%
Gross profit	4,974	62.6%	1,230	66.0%	(3,744)	(75.3)%
Selling, general, and administrative expenses	1,721	21.7%	1,145	61.4%	576	33.5%
Corporate overhead allocation	920	11.6%	989	53.1%	(69)	(7.5)%
Operating income (loss)	$2,333	29.3%	$(904)	(48.5)%	$(3,237)	(138.7)%

Net sales decreased 76.6% to $1.9 million compared to $8.0 million for the same period last year.  This decrease was due in part to a buildup of pending lot sales from the first and second quarters of 2005 that were closed and funded in the third quarter of 2005.  In 2006, there was a return to a more normalized sales level.

Gross profit for the MR segment increased to 66.0% of sales in the third quarter compared to 62.6% of sales in the same period last year.  This was due to a heavier absorption of infrastructure costs in earlier phases.  These costs were expensed in earlier phases due to uncertainties as to the ultimate completion and sell through of the entire projects. The result was an improvement in the gross margins in the later phases of the developments, and most particularly in the third quarter of 2006.

Selling, general, and administrative expenses, and corporate overhead allocation, as a percent of sales, increased due to lower sales levels in the third quarter of 2006 versus the third quarter of 2005.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income decreased due to lower sales and to higher S,G ,&A costs and corporate overhead allocation as a percent of sales.

Nine months ended September 30, 2006 Compared to Nine months ended October 1, 2005

The following table illustrates the results of consolidated operations for the nine months ended October 1, 2005 and September 30, 2006 (dollars in thousands):

	Nine Months		Nine Months
	Ended	%	Ended	%	$	%
	October 1, 2005	of Sales	September 30, 2006	of Sales	Change	Change
Net sales	$930,278	100.0%	$998,823	100.0%	$68,545	7.4%
Cost of sales	836,776	89.9%	901,351	90.2%	(64,575)	(7.7)%
Gross profit	93,502	10.1%	97,472	9.8%	3,970	4.3%
Selling, general, and administrative expenses	86,451	9.3%	92,882	9.3%	(6,431)	(7.4)%
Plant relocation costs	3,832	0.4%	269	0.0%	3,563	93.0%
Operating income	$3,219	0.4%	$4,321	0.5%	$1,102	34.2%

Consolidated sales for the nine month period ended September 30, 2006 were $998.8 million versus $930.3 million for the same period last year, representing a 7.4% increase.   This increase was predominantly due to the impact of FEMA travel trailer orders filled in the first quarter of 2006, as well as the inclusion of R-Vision sales for the first nine months of 2006.

Cost of sales increased by $64.6 million in the first nine months of 2006 compared to the same period in 2005.  This change was predominantly caused by higher margined sales volumes generated by FEMA orders in the first quarter of 2006, as well as sales of R-Vision products that tend to have higher margins.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months		Nine Months
	Ended	%	Ended	%	Change in
	October 1, 2005	of Sales	September 30, 2006	of Sales	% of Sales
Direct materials	$582,595	62.6%	$618,558	61.9%	(0.7)%
Direct labor	92,891	10.0%	103,729	10.4%	0.4%
Warranty	21,575	2.3%	28,787	2.9%	0.6%
Other direct	52,315	5.6%	60,687	6.1%	0.5%
Indirect	87,400	9.4%	89,590	8.9%	(0.5)%
Total cost of sales	$836,776	89.9%	$901,351	90.2%	0.3%

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

Selling, general, and administrative expenses (S,G,&A) increased by $6.4 million to $92.9 million for the nine month period of 2006 and remained the same as a percentage of sales at 9.3% for the nine month period in 2005 and 2006. Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Nine Months		Nine Months
	Ended	%	Ended	%	Change in
	October 1, 2005	of Sales	September 30, 2006	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$14,087	1.5%	$19,404	1.9%	0.4%
Selling expenses	32,635	3.5%	30,604	3.1%	(0.4)%
Settlement expense	7,956	0.9%	9,081	1.0%	0.1%
Marketing expenses	8,690	0.9%	7,514	0.7%	(0.2)%
Other	23,083	2.5%	26,279	2.6%	0.1%
Total S,G,&A expenses	$86,451	9.3%	$92,882	9.3%	0.0%

•                  Increases in salaries, bonus, and benefits expenses in 2006 compared to 2005 as a percent of sales were due primarily to increased management bonuses and long-term stock based compensation expense.

•                  Decreased selling expenses in 2006 compared to 2005 as a percent of sales were due to a slight reduction in sales efforts to assist dealers in developing programs to increase customer awareness of product offerings.

•                  Increased settlement expense (litigation settlement expense) in 2006 compared to 2005  as a percent of sales was due to increases in the number of new cases added in the first nine months of 2006.

•                  Decreased marketing expenses in 2006 compared to 2005 as a percent of sales were due to a reduction in the numbers of shows and rallies as well as in general advertising.

•                  Increases in other expenses in 2006 compared to 2005 as a percent of sales were due primarily to costs associated with the installation of new information systems, as well as participation of income on the resort properties by a third party.

Plant relocation costs were associated with the consolidation of our Bend, Oregon manufacturing facility to our Coburg, Oregon operations in 2005.  We relocated these operations to improve utilization of our plants, to improve direct and indirect labor rates, and to reduce warranty and related costs.  Costs associated with the relocation of the Bend facility are comprised of employee termination, relocation, and job assistance programs.  In addition we incurred costs related to various operating leases.  We expect that ongoing relocation costs will not have a significant impact on the results of the Company’s operations.*

Operating income was $4.3 million, or 0.5% of sales, for the nine month period of 2006 compared to $3.2 million, or 0.4% of sales, in the similar 2005 period.  Increases in operating income were due predominantly to higher sales, with improved gross margins that were partially offset by increases in S,G,&A costs.

Net interest expense was $3.0 million for the nine month period of 2006 versus $788,000 in the comparable 2005 period, reflecting a higher level of borrowing during the first nine months of 2006.

We reported a benefit for income taxes of $ 343,000, compared to an expense of $458,000 for the comparable 2005 period.  The tax benefit recorded in 2006 is primarily attributable to a favorable outcome from a state income tax audit and a deferred tax benefit associated with an enacted change in state income tax laws.

Net income for the nine month period in 2006 was $1.6 million compared to $115,000 for the comparable period in 2005 (including losses from discontinued operations of $107,000 and $1.9 million, respectively, net of taxes, related to the closure of the Royale Coach facility) due to an increase in sales combined with a higher operating margin and a benefit from tax law changes.  The Company did not expense stock option grants in 2005 and earlier periods, however, if option expensing had been required, the effect on net income for the nine month period of 2005 for all previously granted options would have been a decrease of $750,000.  See Note 8 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options.  The Company has reflected the cost of stock options in its results of operations beginning in 2006.

Nine Months of 2006  versus Nine Months 2005 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the nine month period ended October 1, 2005 and September 30, 2006 (dollars in thousands):

	Nine Months		Nine Months
	Ended	%	Ended	%	$	%
	October 1, 2005	of Sales	September 30, 2006	of Sales	Change	Change
Net sales	$795,854	100.0%	$700,728	100.0%	$(95,126)	(12.0)%
Cost of sales	724,322	91.0%	647,910	92.5%	76,412	10.5%
Gross profit	71,532	9.0%	52,818	7.5%	(18,714)	(26.2)%
Selling, general, and administrative expenses	34,219	4.3%	26,559	3.8%	7,660	22.4%
Corporate overhead allocation	34,731	4.4%	32,159	4.6%	2,572	7.4
Plant relocation costs	3,832	0.5%	269	0.0%	3,563	93.0%
Operating loss	$(1,250)	(0.2)%	$(6,169)	(0.9)%	$(4,919)	(393.4)%

Total net sales for the MRV segment were down from $795.9 million for the nine month period of 2005, to $700.7 million for the nine month period of 2006.  Gross diesel motorized revenues were down 9.4%, and gas motorized revenues were down 25.0%.  Diesel products accounted for 88.0% of our nine months MRV segment revenues while gas products were 12.0%.  The overall decrease in revenues reflects continuing challenges in the marketplace as dealers seek to match their current inventories with retail demand.  Our overall unit sales were down 10.8% in the first nine months of 2006 to 4,364 units, with diesel motorized unit sales down 8.2% to 3,211 units,  and gas motorized unit sales down 17.5% to 1,153 units.  Our average unit selling price decreased to $162,000 for the nine months of 2006 from $163,400 in the same period last year.

Gross profit for the nine month period of 2006 decreased to $52.8 million, down from $71.5 million in 2005, and gross margin decreased from 9.0% in the first nine months of 2005 to 7.5% in the first nine months of 2006.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months		Nine Months
	Ended	%	Ended	%	Change in
	October 1, 2005	of Sales	September 30, 2006	of Sales	% of Sales
Direct materials	$501,548	63.0%	$441,657	63.1%	0.1%
Direct labor	79,606	10.0%	72,440	10.3%	0.3%
Warranty	18,818	2.4%	21,320	3.1%	0.7%
Other direct	42,056	5.3%	38,151	5.4%	0.1%
Indirect	82,294	10.3%	74,342	10.6%	0.3%
Total cost of sales	$724,322	91.0%	$647,910	92.5%	1.5%

•         Direct material increases in 2006 compared to 2005 as a percent of sales were mostly due to production of more products that have a higher material cost as a percentage of sales, in addition to increases in certain commodity costs for metals and petroleum products.

•         Direct labor increases in 2006 compared to 2005 as a percent of sales were predominantly due to a shift in product mix to products that have a higher labor cost as a component of cost of sales, and to inefficiencies in our plants as we moved products between our Oregon and Indiana operations.

•         Increases in warranty expense in 2006 compared to 2005 as a percent of sales were due mostly to an increase in the warranty experience on current year models.

•         Increases in other direct costs in 2006 compared to 2005 as a percent of sales were due mostly to increases in employee health benefits and delivery expense for the Company’s products.

•   Increases in indirect costs in 2006 compared to 2005 as a percent of sales were due mostly to inefficiencies within the production facilities associated with lower run rates in the first nine months of 2006 versus the same period in 2005.

Selling, general, and administrative expenses (S,G,&A) for the MRV segment decreased due to reductions in selling expenses.  Corporate overhead allocation decreased in total dollars as MRV revenues became a smaller component of overall Company sales.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Plant relocation costs are related to the costs incurred to relocate the Bend, Oregon manufacturing facility to the Coburg, Oregon plant.  We believe this relocation will ultimately result in improved margins for the Oregon operations.*

Operating loss increased as both a percent of sales and in total dollars due to lower sales and lower gross margins.

Nine Months of 2006 versus Nine Months of 2005 for the Towables Recreational Vehicle Segment

The following table illustrates the results of the TRV segment for the nine month period ended October 1, 2005 and September 30, 2006 (dollars in thousands):

	Nine Months		Nine Months
	Ended	%	Ended	%	$	%
	October 1, 2005	of Sales	September 30, 2006	of Sales	Change	Change
Net sales	$108,723	100.0%	$274,092	100.0%	$165,369	152.1%
Cost of sales	103,305	95.0%	244,839	89.3%	(141,534)	(137.0)%
Gross profit	5,418	5.0%	29,253	10.7%	23,835	439.9%
Selling, general, and administrative expenses	3,738	3.4%	10,711	3.9%	(6,973)	(186.5)%
Corporate overhead allocation	4,984	4.6%	14,242	5.2%	(9,258)	(185.7)%
Operating income (loss)	$(3,304)	(3.0)%	$4,300	1.6%	$7,604	230.1%

Total net sales for the TRV segment were up from $108.7 million for the nine month period of 2005 to $274.1 million for the nine month period of 2006.  The overall increase in revenues reflected both the impact of the R-Vision acquisition in November 2005, as well as the strong sales for FEMA travel trailers related to hurricane Katrina in the first quarter of 2006.  The Company’s unit sales were up 288.3% to 17,080 units.  In addition, predominantly due to the addition of R-Vision brand lower-priced units and the FEMA trailers, the average unit selling price decreased to $16,844 in the first nine months of 2006 from $26,079 in the same period last year.

Gross profit for the nine month period of 2006 increased to $29.3 million, up from $5.4 million in 2005, and gross margin increased from 5.0% in the first nine months of 2005 to 10.7% in the first nine months of 2006.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months		Nine Months
	Ended	%	Ended	%	Change in
	October 1, 2005	of Sales	September 30, 2006	of Sales	% of Sales
Direct materials	$71,898	66.2%	$169,014	61.7%	(4.5)%
Direct labor	13,285	12.2%	30,944	11.3%	(0.9)%
Warranty	2,758	2.5%	7,467	2.7%	0.2%
Other direct	10,258	9.4%	22,497	8.2%	(1.2)%
Indirect	5,106	4.7%	14,917	5.4%	0.7%
Total cost of sales	$103,305	95.0%	$244,839	89.3%	(5.7)%

•   Direct material decreases in 2006 compared to 2005 as a percent of sales were mostly due to the inclusion of R-Vision brand products, which have a lower material cost as a percentage of sales, as well as the impact of FEMA sales in the first quarter of 2006 that also had a lower material cost.

•   Direct labor decreases in 2006 compared to 2005 as a percent of sales, were predominantly due to the impact of FEMA orders in the first quarter of 2006 which had a lower labor cost as a percent of sales, as well as for the addition of R-Vision products, which also have a lower labor cost as a percent of sales.

•   Increases in warranty expense in 2006 compared to 2005 as a percent of sales were due mostly to a slight increase in the warranty experience on current year models.

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

S,G,&A expenses for the TRV segment, as a percent of sales, were higher year to year due to increases in selling related costs.  Corporate overhead allocation increased in total dollars and as a percent of sales due to higher levels allocated to the TRV segment as a result of the growth in this segment.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income increased due to higher sales and gross profit, which more than offset an increase in corporate overhead allocation expense as a percent of sales.

Nine Months of 2006 versus Nine Months of 2005 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (MR segment) for the nine month period ended October 1, 2005 and September 30, 2006 (dollars in thousands):

	Nine Months		Nine Months
	Ended	%	Ended	%	$	%
	October 1, 2005	of Sales	September 30, 2006	of Sales	Change	Change
Net sales	$25,701	100.0%	$24,003	100.0%	$(1,698)	(6.6)%
Cost of sales	9,149	35.6%	8,602	35.8%	547	6.0%
Gross profit	16,552	64.4%	15,401	64.2%	(1,151)	(7.0)%
Selling, general, and administrative expenses	5,751	22.4%	5,798	24.2%	(47)	(0.8)%
Corporate overhead allocation	3,028	11.8%	3,413	14.2%	(385)	(12.7)%
Operating income	$7,773	30.2%	$6,190	25.8%	$(1,583)	(20.4)%

Net sales decreased 6.6% to $24.0 million compared to $25.7 million for the same period last year.  This was due to the impact of closing a large number of lots in 2005 that had been waiting final approval from various inspection agencies.

Gross profit for the MR segment decreased to 64.2% of sales compared to 64.4% of sales in the same period last year.  Gross margin decreases were due to the additions of some amenities that enhanced the appeal of the resorts and enhanced demand for lot sales, but also added slightly to the cost of sales.

Selling, general, and administrative expenses increased as a percent of sales due to an increase in resort staff.  Corporate overhead allocation increased as a percent of sales due to certain fixed allocations that are not based on sales volumes.  Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income decreased due to lower sales volumes, lower gross margins, and increases in corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  For the first nine months of 2006, the Company generated cash of $38.1 million from operating activities and had a cash balance of $920,000 at September 30, 2006.  The Company generated $8.8 million from net income and non-cash expenses such as depreciation and amortization, gains on sales of assets, changes in deferred income taxes, and expenses associated with stock-based compensation.  Other sources of cash included an $11.5 million increase in accounts payable, a $15.1 million decrease in trade receivables, a $9.3 million decrease in inventory levels, an increase of $80,000 in resort inventory, a $551,000 increase in accruals for product warranty, an $8.7 million increase in accrued liabilities, a $933,000 increase in deferred revenue, and a $3.7 million decrease in the net assets from discontinued operations. The uses of cash in the first nine months of 2006 included a $331,000 increase in prepaid expenses, an increase of $2.3 million in income taxes receivable, a decrease of $1.7 million in accruals for product liability reserves, and an increase of $16.3 million in land held for development.  Decreases in resort lot inventories reflect the sell through of our resort properties.  Increases in trade accounts payables reflect accruals for dealer Franchise For The Future (FFTF) payments which will be made in the third quarter.  Increases in accrued product warranty reflect higher warranty costs for current model year products.  Increases in accrued liabilities reflect increases for accruals for certain long-term incentive programs.  Increases in deferred revenues were generated from deferred earnings from Monaco Financial Services (MFS).  The increase in income tax receivable is the result of estimated tax payments made for the first two quarters of 2006 that exceed the amount due at September 30, 2006 due to the net loss incurred during the third quarter of 2006.  Decreases in inventories reflect a sell through of finished goods.  Increases in prepaid expenses reflect payments of insurance policies that are expensed over the next 12 months.  Decreases in product liability reserves reflect payments for settlement of certain litigation claims.

On November 18, 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to complete the acquisition of R-Vision.  In addition, the Company maintains a revolving line of credit of $105.0 million.  At the end of the third quarter 2006, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $9.4 million, and Term Debt borrowings were $37.1 million.  At the election of the Company, the Revolving Loan and the Term Debt bear interest at varying rates that fluctuate based on the prime rate or LIBOR, and are determined by the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving Loan is due and payable in full on November 17, 2009 and requires interest payments quarterly.  The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants.  The Company was in compliance with these covenants at September 30, 2006.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day.  Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability.  The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility.  The principal and interest is due on April 30, 2009.  The loan bears a 5% annual interest rate.

Our principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At September 30, 2006, we had working capital of approximately $111.8 million, a decrease of $15.4 million from working capital of $127.2 million at December 31, 2005.  The Company has been using cash flow from operations to finance capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $7.5 million for the nine months ended September 30, 2006, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities.  The Company anticipates that capital expenditures for all of 2006 will be approximately $9.0 to $10.0 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.*  The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable.  The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing.  There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of our products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer fails to meet its commitments to the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period up to 18 months.  At September 30, 2006, approximately $585.2 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 4.0% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During the third quarter of 2006, losses associated with the exercise of repurchase agreements with institutional lenders was $125,000.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, the Company’s business, operating results, and financial condition could be adversely affected.  Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter.  Financial institutions that provide floorplan financing also perform credit reviews and floor checks on an ongoing basis.  The Company closely monitors sales to dealers that are a higher credit risk.  The repurchase period is limited, usually to a maximum of 18 months.  The Company believes these activities minimize the number of required repurchases.  Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period.  Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount.  Therefore, there is already some built in discount when the Company offers the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.  This helps minimize the losses the Company incurs on repurchased inventory.

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

	PAYMENTS DUE BY PERIOD
Contractual Obligations (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Lines of Credit (1)	$0	$0	$9,439	$0	$9,439
Long-Term Debt (2)	7,143	11,928	18,572	0	37,643
Operating Leases (3)	1,817	1,740	1,412	1,944	6,913
Total Contractual Cash Obligations	$8,960	$13,668	$29,423	$1,944	$53,995

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments (in thousands)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (4)	$0	$0	$95,561	$0	$95,561
Guarantees (5)	14,302	0	0	0	14,302
Repurchase Obligations (6)	0	585,192	0	0	585,192
Total Commitments	$14,302	$585,192	$95,561	$0	$695,055

(1)	See Note 5 of the Condensed Consolidated Financial Statements. The amount listed represents the outstanding balance at September 30, 2006.
(2)	See Note 6 of the Condensed Consolidated Financial Statements.
(3)	Various leases including manufacturing facilities, aircraft, and machinery and equipment.
(4)	See Note 5 of the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at September 30, 2006.
(5)	Guarantees related to aircraft operating lease.
(6)	Reflects obligations under manufacturer repurchase commitments. See Note 10 of the Condensed Consolidated Financial Statements.

INFLATION

During 2005 and the first nine months of 2006, the Company experienced increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While price increases for these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on the Company’s production costs.  The impact of these increases has caused the Company to increase its selling prices subsequent to the end of the quarter.  The current trend in these prices, could have a materially adverse impact on the Company’s business going forward.*

CRITICAL ACCOUNTING POLICIES

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

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This annual test involves management comparing the market capitalization of the Company, to the carrying amount, including goodwill, of the net book value of the Company, to determine if goodwill has been impaired.  If the Company determines that the market capitalization is not representative of the fair value of the reporting unit as a whole, then the Company will use an estimate of discounted future cash flows to determine fair value.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

FIN 48

In June 2006, the Board issued FIN 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”).  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB 109, “Accounting for Income Taxes” by defining a criterion that an individual tax position must be met for any part of the benefit to be recognized in the financial statements.

The Interpretation is effective for fiscal years beginning after December 15, 2006.  We are reviewing the provisions of the Interpretation and will adopt it for the fiscal year beginning 2007.

FAS 157

In September 2006, the Board issued FAS 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurements.

FAS 157 is effective for fiscal years beginning after November 15, 2007.  We are reviewing the provisions of the Statement and will adopt it for the fiscal year beginning 2008.

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

•                  The Company has historically shipped large amounts of product near quarter end.

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

THE EXPECTED BENEFITS OF OUR RECENT ACQUISITION OF R-VISION AND AFFILIATES MAY NOT BE REALIZED  On November 18, 2005, the Company acquired the Indiana based towable and motorhome manufacturer R-Vision companies and affiliates.  The R-Vision companies and affiliates consist of R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively “R-Vision”).  The process of integrating R-Vision into our Company operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company’s business.  This may cause an interruption or a loss of momentum in the Company’s operating activities, which in turn, could have a material adverse affect on the Company’s operating results and financial condition.  Moreover, the acquisition involves a number of additional risks, such as the loss of key employees of R-Vision as a result of the acquisition, the incorporation of acquired products into our existing product line, the amortization of debt issuance costs, and the difficulty of integrating disparate corporate cultures.  Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on our operating results and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although the Company’s products were offered by 580 dealerships located primarily in the United States and Canada as of September 30, 2006, a significant percentage of the Company’s sales are concentrated among a relatively small number of independent dealers.  For the quarter ended September 30, 2006, sales to one dealer, DeMartini RV Sales , accounted for 4.4% of total sales compared to 4.7% of sales in the same period ended last year.  For quarters ended October 1, 2005 and September 30, 2006, sales to our 10 largest dealers, including DeMartini RV Sales, accounted for a total of 30.3% and 36.9% of total sales, respectively.   The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on the Company’s business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by the Company’s dealers to finance their purchases of our products.  These agreements require the Company to repurchase the dealer’s inventory in the event that the dealer does not repay its lender.  Obligations under these agreements vary from period to period, but totaled approximately $585.2 million as of September 30, 2006, with approximately 4.0% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, the Company’s business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK  The Company sells products to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables, and commitments from dealer floor plan lending institutions.  For the Company’s RV dealers, terms are net 30 days for units that are financed by a third party lender.  Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by the Company.  For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement.  Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold.  As of September 30, 2006, total trade receivables were $87.5 million, with approximately $71.1 million, or 81.3% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $16.4 million of trade receivables were concentrated substantially all with one dealer.  For resort lot customers, funds are required at the time of closing.

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

OUR INDUSTRY IS VERY COMPETITIVE.  WE MUST CONTINUE TO INTRODUCE NEW MODELS AND NEW FEATURES TO REMAIN COMPETITIVE  The market for the Company’s products is very competitive.  The Company currently competes with a number of manufacturers of motor coaches, fifth wheel trailers, and travel trailers.  Some of these companies have greater financial resources than the Company has and more extensive distribution networks.  These companies, or new competitors in the industry, may develop products that customers in the industry prefer over our products.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR ENTERPRISE RESOURCE PLANNING SYSTEM (ERP) IMPLEMENTATION  We have begun to implement a new ERP system and will be subject to certain risks including the following:

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

MONACO COACH CORPORATION

Dated: November 9, 2006	/s/ P. Martin Daley
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