Form 10-K
period 2006-12-30
MONACO COACH CORP /DE/
filed 2007-03-15
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2006

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of). YES ☐  NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 30, 2006, based upon the closing sale price of the Common Stock on July 1, 2006 as reported on the New York Stock Exchange, was approximately $456.1 million. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 1, 2007 the registrant had 29,845,496 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2007 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

This document consists of 81 pages. The Exhibit Index appears at pages 79-81.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation those below marked with an asterisk (*). In addition, Monaco Coach Corporation (the “Company”) may from time to time make oral forward-looking statements through statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under Part I, Item 1A. Risk Factors.

ITEM 1.                BUSINESS

OVERVIEW

Monaco Coach Corporation (the “Company”) is a leading manufacturer of premium recreational vehicles including Class A, B, and C motor coaches, as well as towable recreational vehicles. The Company also develops and sells luxury motorcoach resort facilities. These three operations, while closely tied into the recreational lifestyle, are segmented for reporting purposes as the Motorized Recreational Vehicle (MRV) segment, the Towable Recreational Vehicle (TRV) segment, and the Motorhome Resort (MR) segment. The following table represents the net sales by segment for the fiscal years 2004, 2005, and 2006. All numbers are in thousands:

	2004	% of Sales	2005	% of Sales	2006	% of Sales
Motorized Recreational Vehicle Segment	$1,234,233	89.1%	$1,017,766	82.3%	$941,657	72.5%
Towable Recreational Vehicle Segment	129,331	9.3%	185,433	15.0%	324,342	25.0%
Motorhome Resort Segment	22,705	1.6%	33,039	2.7%	31,987	2.5%
Total Net Sales	$1,386,269	100.0%	$1,236,238	100.0%	$1,297,986	100.0%

RECENT BUSINESS CHANGES

On November 18, 2005 the Company acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively “R-Vision”), which manufactures entry level towable and motorized products. The Company believes that developing relationships with a broad base of first-time buyers, coupled with the Company’s strong emphasis on quality, customer service and design innovation, will foster brand loyalty and increase the likelihood that, over time, more customers will trade-up through the Company’s line of products. Attracting larger numbers of first-time buyers is important to the Company because of our belief that many recreational vehicle customers purchase multiple recreational vehicles during their lifetime.

During the third quarter of 2005, the Company announced that it was closing its Royale Coach operations in Elkhart, Indiana. Royale Coach produced Prevost bus conversion motor coaches with price points in excess of $1.4 million. Royale Coach sold approximately 20 coaches per year and was not a significant portion of the Company’s overall business. As of the end of 2005, all closure costs were accrued for in the Company’s financial statements.

MOTORIZED RECREATIONAL VEHICLE SEGMENT

The Company is a leading manufacturer of motorized recreational vehicles. The Company’s motorized product line consists of 35 models under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” and “R-Vision” brand names. The Company’s motorized products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $45,000 to $600,000. Based upon retail registrations in 2006, the Company believes it had a 23.8% share of the market for diesel Class A motor coaches, a 7.7% share of the market for gas Class A motor coaches, a 16.0% share of the market for all Class A motor coaches, and a 2.6% share for all Class C motor coaches. At December 30, 2006, the Company’s products were sold through an extensive network of approximately 317 dealer lots located primarily in the United States and Canada.

TOWABLE RECREATIONAL VEHICLE SEGMENT

The Company manufactures 30 models of towable recreational vehicles under the “Holiday Rambler,” “McKenzie”, and “R-Vision” brand names. The Company’s towable products, range in suggested retail price from $11,000 to $80,000. Based upon retail registrations in 2006, the Company believes it had a 4.2% share of the market for fifth wheel towables and a 4.6% share of the market for travel trailers. At December 30, 2006, the Company’s products were sold through an extensive network of approximately 656 dealer lots located primarily in the United States and Canada.

MOTORHOME RESORTS SEGMENT

The Company’s motorhome resorts are located in Indio, California, and Las Vegas, Nevada. The resorts provide high-end luxury destination locations for owners of Class A motorhomes that include amenities such as golf courses, swimming pools, tennis courts, and full recreational vehicle hookups for utilities. The Company sells individual lots through independent real estate agents, and the owner shares a common interest in the resort amenities. As of December 30, 2006, the Company had sold 689 of the 807 available lots. Both the Las Vegas and Indio resorts are fully developed, and will continue to provide resort lot sales activity at least through the second quarter of 2007. In addition to these two resorts, the Company has purchased a piece of property in La Quinta, California and has another property under contract in Naples, Florida for development of two more upscale motorhome resort facilities.

The resort development business is regulated by various governmental authorities for site planning, environmental impact studies, and land usage. To comply with the requirements imposed by these various authorities, the Company employs technical staff and utilizes outside legal counsel.

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

MOTORIZED AND TOWABLE RECREATIONAL VEHICLE PRODUCTS

The Company’s recreational vehicles (comprised of both motorized and towable vehicles) are designed to offer all the comforts of home within a 130 to 466 square foot area. Accordingly, the interior of the recreational vehicle is designed to maximize use of available space. The Company’s products are designed with five general areas, all of which are smoothly integrated to form comfortable and practical mobile accommodations. The five areas are the living room, kitchen, dining room, bathroom, and bedroom. For each model, the Company offers a variety of interior layouts.

Each of the Company’s recreational vehicles comes fully equipped with a wide range of kitchen and bathroom appliances, audio and visual electronics, communication devices, and other amenities, including couches, dining tables, closets, and storage spaces. All of the Company’s recreational vehicles incorporate products from well-recognized suppliers, including: audio and video electronics from Sharp, RCA, and Sony; microwave ovens from Sharp, Magic Chef, and General Electric; stoves and ranges from KitchenAid and Modern Maid; engines from Cummins and Caterpillar; transmissions from Allison; and chassis from Ford, Workhorse, and the Company’s own Roadmaster brand. The Company’s high end products offer top-of-the-line amenities, including LCD televisions, GPS systems from Kenwood and Pioneer, fully automatic DSS (satellite) systems, Corian solid surface kitchen and bath countertops, imported ceramic tile, granite, marble, leather furniture, and Ralph Lauren fabrics.

The following table illustrates our motorized and towable recreational vehicle segment offerings as of December 30, 2006 (revenues in thousands):

COMPANY PRODUCTS

	RETAIL	GROSS REVENUES
TYPE	PRICE RANGE	2004	2005	2006
Class A Diesel	$135,000 - $600,000	$1,014,131	$884,988	$842,275
Class A Gas	$80,000 - $130,000	$203,746	$125,696	$77,480
Class C	$45,000 - $86,000	$17,329	$15,458	$27,979
Towables	$11,000 - $80,000	$137,886	$191,003	$342,811

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

The Company expensed $1.3 million, $1.5 million, and $1.9 million for research and development in fiscal years 2004, 2005, and 2006, respectively.

SALES AND MARKETING FOR MOTORIZED AND TOWABLE RECREATIONAL VEHICLES

DEALERS

The Company expanded its dealer network over the past year to approximately 317 dealership lots for its motorized products, and 656 dealership lots for its towable products. These lots are primarily located in the United States and Canada at December 30, 2006 with considerable overlap of motorized and towable dealerships lots. Revenues generated from shipments to dealerships located outside the United States were approximately 3.4%, 5.6%, and 8.0% of total sales for the fiscal years 2004, 2005, and 2006, respectively. Sales to the Company’s dealerships are subject to concentrations. Sales to the top dealer (Lazydays RV Center) in the recreational vehicle segments accounted for 10.9%, 10.9%, and 8.5% of total sales for the years ended 2004, 2005, and 2006 respectively. The Company intends to continue to expand its dealer network, primarily by targeting key geographic regions where the Company’s products are not well represented.* The Company maintains an internal sales organization consisting of approximately 40 account executives who service the Company’s dealer network.

The Company analyzes and selects new dealers on the basis of such criteria as location, marketing ability, sales history, financial strength, and the capability of the dealer’s repair services. The Company provides its dealers with a wide variety of support services, including advertising assistance and technical training, as well as dealer incentives for retail sales of its products through the Franchise For The Future program. The Company’s sales staff is also available to educate dealers about the characteristics and advantages of the Company’s recreational vehicles compared with competing products. The Company offers dealers geographic exclusivity to display a particular model. While the Company’s dealership contracts have renewable one to three year terms, historically the Company’s dealer turnover rate has been low.

Dealers typically finance their inventory through revolving credit facilities established with asset-based third-party lending institutions, including specialized finance companies and banks. It is industry practice that such “floor plan” lenders require recreational vehicle manufacturers to agree to repurchase (for a period of 12 to 15 months from the date of the dealer’s purchase) motor coaches and towables previously sold to the dealer in the event the dealer defaults on its financing agreements. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note 19 of Notes to the Company’s Consolidated Financial Statements.

ADVERTISING AND PROMOTIONS

The Company advertises regularly in trade journals and magazines, participates in cooperative advertising programs with its dealers, and produces color brochures depicting its models’ performance features and amenities. The Company also promotes its products, in some cases, with direct incentive programs to dealer sales personnel linked to sales of particular models.

Additionally, the Company attempts to encourage and reinforce customer loyalty through support of owners’ clubs so that they may share experiences and communicate with each other. The clubs of the Company’s products currently have more than 26,000 members. The Company publishes magazines to enhance its relations with these clubs and holds rallies for clubs to meet periodically to view the Company’s new models and obtain maintenance and service guidance. Attendance at Company-sponsored rallies can be as high as 3,200 recreational vehicles per year with support from its dealers and suppliers.

The Company’s websites also offer an extensive listing of the Company’s models, floor plans, and features, including “virtual tours” of some models. A dealer locator feature identifies for customers the closest dealers to their location for the model(s) they are interested in purchasing. The Company’s website also provides information for upcoming rallies and club functions as well as links to other RV lifestyle websites of interest to existing or potential customers.

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

The Company offers a limited warranty to all new vehicle purchasers. The Company’s current limited warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (a limited structural warranty has a duration of five years for the front and sidewall frame structure, and a limited three year warranty for the Roadmaster chassis). In addition, customers are protected by the limited warranties of major component suppliers such as those of Cummins Engine Company, Inc. (“Cummins”) (diesel engines), Caterpillar Inc. (“Caterpillar”) (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation (“Dana”) (axles), Allison Transmission Division of General Motors Corporation (“Allison”) (transmissions), Workhorse (chassis), Onan (generators), and Ford Motor Company (“Ford”) (chassis). The Company’s limited warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company’s dealers or authorized service centers. As of December 30, 2006, the Company had over 700 dealerships providing service to owners of the Company’s products. In addition, owners of the Company’s diesel products have access to the entire Cummins and Caterpillar dealer networks, which include over 2,000 repair centers.

The Company operates service centers in Harrisburg, Oregon; Elkhart, Indiana; and Wildwood, Florida. The Company had approximately 640 employees in customer service at December 30, 2006. The Company maintains individualized production records and a computerized warranty tracking system which enable the Company’s service personnel to identify problems quickly and to provide individualized customer service. While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center. The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company’s customers and to quickly address their technical problems.

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

MANUFACTURING

The Company currently operates motorized manufacturing facilities in Coburg, Oregon; Wakarusa, Indiana; and Warsaw, Indiana. The Company’s towable manufacturing facilities are in Elkhart, Indiana; Milford, Indiana; Warsaw, Indiana; Goshen, Indiana; and Coburg, Oregon.

The Company’s motor coach production capacity at the end of 2006 based on a single shift five-day work week, was 49 motorized products per day, and 124 towable units per day. The Company is currently utilizing approximately 48% of total capacity and therefore believes it is positioned to take advantage of future growth potential of the Company’s products within the RV market.*

The Company believes that its manufacturing process is one of the most vertically integrated in the recreational vehicle industry. By manufacturing a variety of items, including the Roadmaster semi-monocoque diesel chassis, plastic components, some of its cabinetry and fiberglass parts, as well as many subcomponents, the Company maintains increased control over scheduling, component production, and overall product quality. In addition, vertical integration enables the Company to be more responsive to market dynamics.

Each facility has several stations for manufacturing, organized into four broad categories: chassis manufacturing, body manufacturing, painting, and finishing. It takes from one week to four weeks to build each unit, depending on the product. The Company keeps a detailed log book during the manufacture of each product and inputs key information into its computerized service tracking system. Each unit is given an inspection during which its appliances and plumbing systems are thoroughly tested. As a final quality control check, each motor coach is given a road test.

The Company purchases raw materials, parts, subcomponents, electronic systems, and appliances from approximately 1,000 vendors. These items are either directly mounted in the vehicle or are utilized in subassemblies which the Company assembles before installation in the vehicle. The Company attempts to minimize its level of inventory by ordering most parts as it needs them. Certain key components that require longer purchasing lead times are ordered based on planned needs. Examples of these components are diesel engines, axles, transmissions, chassis, and interior designer fabrics. The Company has a variety of major suppliers, including Allison, Workhorse, Cummins, Caterpillar, Dana, Onan, and Ford. The Company does not have any long-term supply contracts with these suppliers or their distributors, but believes it has good relationships with them. To minimize the risks associated with reliance on a single-source supplier, the Company typically keeps a 60-day supply of axles, engines, chassis, and transmissions in stock or available at the suppliers’ facilities and believes that, in an emergency, other suppliers could fill the Company’s needs on an interim basis.* The Company presently believes that its allocation by suppliers of all components is sufficient to meet planned production volumes, and the Company does not foresee any operating difficulties as a result of vendor supply issues.* Nevertheless, there can be no assurance that Allison, Ford, or any of the Company’s other suppliers will be able to meet the Company’s future requirements for transmissions, chassis, or other key components. An extended delay or interruption in the supply of any components obtained from a single or limited source supplier could have a material adverse effect on the Company’s business, results of operations, and financial condition.

BACKLOG

The Company’s products are generally manufactured against orders from the Company’s dealers. As of December 30, 2006, the Company’s backlog of orders was $180.9 million, compared to $297.6 million at December 31, 2005. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

COMPETITION

The market for recreational vehicles is highly competitive. The Company currently encounters significant competition at each price point for its recreational vehicle products. The Company believes that the principal competitive factors that affect the market for the Company’s products include product quality, product features, reliability, performance, quality of support and customer service, loyalty of customers, brand recognition, and price. The Company believes that it competes favorably against its competitors with respect to each of these factors. The Company’s competitors in the motorized recreational vehicle segment include, among others: Coachmen Industries, Inc., Fleetwood Enterprises, Inc., National R.V. Holdings, Inc., Thor Industries, Inc., Forest River, and Winnebago Industries, Inc. The Company’s competitors in the towable recreational vehicle segment include, among others: Fleetwood Enterprises, Inc. and Thor Industries, Inc. Many of the Company’s competitors have significant financial resources and extensive marketing capabilities. There can be no assurance that either existing or new competitors will not develop products that are superior to or that achieve better consumer acceptance than the Company’s products, or that the Company will continue to remain competitive.

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

REMEDIATION   The Company is currently unaware of any sites owned or facilities operated by the Company that require environmental remediation. However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

EMPLOYEES

As of December 30, 2006, the Company had 5,292 full-time employees, including 3,943 in production, 91 in sales, 640 in service, and 618 in management and administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues. The Company believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company as of December 30, 2006:

Name	Age	Position with the Company
Kay L. Toolson	63	Chairman and Chief Executive Officer
John W. Nepute	55	President
Richard E. Bond	53	Senior Vice President, Secretary, and Chief Administrative Officer
P. Martin Daley	42	Vice President and Chief Financial Officer
Michael P. Snell	38	Vice President of Sales and Marketing
Charles J. Kimball	41	Chief Accounting Officer and Corporate Controller

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

Mr. Kimball has served as Chief Accounting Officer since November 2006, and as Corporate Controller since October 2000. Prior to that and since joining the Company in October 1997 he served as the Oregon Division Controller. Before joining the Company, Mr. Kimball worked in the public accounting sector.

ITEM 1A.        RISK FACTORS

We have listed below various risks and uncertainties relating to our businesses. This list is not inclusive of all the risks and uncertainties we face, but any of these could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or that we may issue from time to time in the future.

THE EXPECTED BENEFITS OF OUR RECENT ACQUISITION OF R-VISION AND AFFILIATES MAY NOT BE REALIZED   On November 18, 2005 we acquired Indiana-based towable and motorhome manufacturer R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively “R-Vision”). The process of integrating R-Vision into our company operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. This may cause an interruption or a loss of momentum in our operating activities, which in turn, could have a material adverse affect on our operating results and financial condition. Moreover, the acquisition involves a number of additional risks, such as the loss of key employees of R-Vision as a result of the acquisition, the incorporation of acquired products into our existing product line, and the difficulty of integrating disparate corporate cultures. Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on our operating results and financial condition.

WE MAY EXPERIENCE UNANTICIPATED FLUCTUATIONS IN OUR OPERATING RESULTS FOR A VARIETY OF REASONS   Our net sales, gross margin, and operating results may fluctuate significantly from period to period due to a number of factors, many of which are not readily predictable. These factors include the following:

•       The varying margins associated with the mix of products we sell in any particular period.

•       The fact that we typically ship a large amount of products near quarter end.

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

We attempt to forecast orders for our products accurately and commence purchasing and manufacturing prior to receipt of such orders. However, it is highly unlikely that we will consistently be able to accurately forecast the timing, rate, and mix of orders. This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results, and cash flow for any given quarter.

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY   The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities. Our business is particularly influenced by cycle swings in the class A market. While there has been strong secular demand for recreational vehicles since the early 90’s it has been driven by demand for towable recreational products. Since 2004 there has been a notable divergence in growth rates between towable and motorized recreational vehicles.

Class A unit shipments peaked at approximately 37,300 units in 1994 and declined to approximately 33,000 units in 1995. The class A segment then went on a steady climb and in 1999 recorded the highest year, in recent history, of class A shipments, approximately 49,400. Over the next 2 years motorhome shipments declined to 33,400 in 2001. Class A shipments then rose for the next 3 years and in 2004 reached, 46,300. Over the last 2 years however shipments of class A motorhomes have dropped reaching a pre-1994 level of 32,700 in 2006.

The towable segment moved through many of the same cyclical peaks and troughs historically. The shipment level peaked in 1994 at 201,100 dropping-off to 192,200 in 1996 and then growing to 249,600 in 1999. Towable unit shipments suffered a two-year drop-off like class A motorhomes in 2000 and 2001, dropping to 207,600. Since then the market has expanded significantly reaching 334,600 in 2006. Unlike the Class A market, the towables segment did not experience a slow down over the last 2 years because manufacturers have successfully introduced popular new models and the segment was significantly aided by units sold to support the hurricane relief efforts in the gulf coast.

Our business is subject to the cyclical nature of this industry and principally the class A segment. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence. Increasing interest rates and fuel prices over the last 2 years have adversely affected the Class A recreational vehicle market. An extended continuation of these conditions would materially affect our business, results of operations, and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES   Although our products were offered by over 700 dealerships located primarily in the United States and Canada as of December 30, 2006, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For fiscal years 2005 and 2006, sales to one dealer, Lazy Days RV Center, accounted for 10.9% and 8.5%, respectively, of total sales. For fiscal years 2005 and 2006, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 38.7% and 33.2% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER   As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer defaults on its credit facility with its lender. Obligations under these agreements vary from period to period, but totaled approximately $566.7 million as of December 30, 2006, with approximately 6.6% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK   We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of December 30, 2006, total trade receivables were $81.6 million, with approximately $49.5 million, or 60.7% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $32.1 million of trade receivables were concentrated substantially all with one dealer. For resort lot customers, funds are required at the time of closing.

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

OUR PRODUCTS COULD FAIL TO PERFORM ACCORDING TO SPECIFICATIONS OR PROVE TO BE UNRELIABLE, CAUSING DAMAGE TO OUR CUSTOMER RELATIONSHIPS AND OUR REPUTATION AND RESULTING IN LOSS OF SALES   Our customers require demanding specifications for product performance and reliability. Because our products are complex and often use advanced components, processes and techniques, undetected errors and design flaws may occur. Product defects result in higher product service, warranty and replacement costs and may cause serious damage to our customer relationships and industry reputation, all of which would negatively affect our sales and business.

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

IN ORDER TO BE SUCCESSFUL, WE MUST ATTRACT, RETAIN AND MOTIVATE MANAGEMENT PERSONNEL AND OTHER KEY EMPLOYEES, AND OUR FAILURE TO DO SO COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS   The Company’s future prospects depend upon retaining and motivating key management personnel, including Kay L. Toolson, the Company’s Chairman and Chief Executive Officer, and John W. Nepute, the Company’s President. The loss of one or more of these key management personnel could adversely affect the Company’s business. The prospects of the Company also depend in part on its ability to attract and retain highly skilled engineers and other qualified technical, manufacturing, financial, managerial, and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR ENTERPRISE RESOURCE PLANNING SYSTEM (ERP) IMPLEMENTATION   During 2006 we began to implement a new ERP system and will be subject to certain risks including the following:

•       We must rely on timely performance by contractors whose performance we may be unable to control.

•       The implementation could result in significant and unexpected increases in our operating expenses and capital expenditures, particularly if the project takes longer than we expect.

•       The project could complicate and prolong our internal data gathering and analysis processes.

•       We may need to restructure or develop our internal processes to adapt to the new system.

•       We could require extended work hours from our employees and use temporary outside resources, resulting in increased expenses, to resolve any software configuration issues or to process transactions manually until issues are resolved.

•       As management focuses attention on the implementation, they could be diverted from other issues.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

(Not Applicable)

ITEM 2.                PROPERTIES

The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company’s current facilities:

FACILITY	OWNED/ LEASED	APPROXIMATE SQ FOOTAGE	ACTIVITY
Coburg, Oregon	Owned	816,000	Motor Coaches/Chassis production
Burns, Oregon	Owned	176,000	Fiberglass components production
Bend, Oregon	Leased	12,000	Electrical Design & Assembly
Harrisburg, Oregon	Owned	274,500	Service, Chassis, and Wood component production
Wakarusa, Indiana	Owned	1,154,000	Motor Coaches production
Nappanee, Indiana	Owned	130,000	Wood Components production
Elkhart, Indiana	Owned	382,000	Service and Towables/Chassis production
Wildwood, Florida	Owned	75,000	Service
Warsaw, Indiana	Owned	400,000	Motor/Towable production
Milford, Indiana	Owned	63,000	Specialty production
Goshen, Indiana	Owned	104,000	Administrative and specialty production

The Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future.* Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company’s foreseeable needs would be available on commercially reasonable terms.*

In addition to the properties noted above related to building and servicing recreational vehicles, the Company owns two luxury motor coach resorts under development, and one piece of undeveloped property as follows at December 30, 2006:

RESORT LOCATION	DEVELOPED ACREAGE	NUMBER OF DEVELOPED LOTS	NUMBER OF LOTS SOLD	UNDEVELOPED ACREAGE	NUMBER OF POTENTIAL NEW LOTS
Las Vegas, Nevada	42	407	352	0	0
Indio, California	80	400	337	0	0
La Quinta, California	0	0	0	86	400

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

None.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “MNC.” The following table sets forth for the periods indicated the high and low sale prices for the Common Stock (rounded to the nearest $.01 per share).

	High	Low
2006
First Quarter	$14.84	$12.50
Second Quarter	$14.53	$11.62
Third Quarter	$13.22	$10.02
Fourth Quarter	$15.28	$10.87
2005
First Quarter	$20.80	$15.70
Second Quarter	$17.24	$12.90
Third Quarter	$18.52	$14.01
Fourth Quarter	$15.51	$11.85

As of March 13, 2007, there were approximately 855 holders of record of the Company’s Common Stock.

The Company began paying quarterly dividends at the rate of $.05 per share on its Common Stock in March 2004. In February 2005, the Company declared an increased dividend of $.06 per share on all Common Stock owned by holders of record as of March 1, 2005. The Company has paid quarterly cash dividends at this rate since March 2005 and currently expects that comparable cash dividends will be paid on a quarterly basis going forward, however, the Company reserves the right to alter or discontinue this practice at any time depending on its economic performance and financial condition.*

ITEM 6.                SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The Consolidated Statements of Income Data set forth below with respect to fiscal years 2004, 2005, and 2006 and the Consolidated Balance Sheet Data at December 31, 2005 and December 30, 2006, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 2002 and 2003 and the Consolidated Balance Sheet Data at December 28, 2002, January 3, 2004, and January 1, 2005 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

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

	Fiscal Year
	2002	2003	2004	2005	2006
Consolidated Statements of Income Data:
Net sales	$1,212,385	$1,158,083	$1,386,269	$1,236,238	$1,297,986
Cost of sales	1,050,270	1,019,423	1,217,457	1,111,468	1,173,443
Gross profit	162,115	138,660	168,812	124,770	124,543
Selling, general, and administrative expenses	86,115	100,709	109,145	113,179	120,465
Plant relocation costs	0	0	0	4,370	269
Operating income	76,000	37,951	59,667	7,221	3,809
Other income, net	105	260	343	255	615
Interest expense	(2,752)	(2,968)	(1,547)	(1,820)	(4,430)
Income (loss) before income taxes and discontinued operations	73,353	35,243	58,463	5,656	(6)
Provision for (benefit from) income taxes, continuing operation	28,794	13,220	21,914	1,687	(992)
Income from continuing operations	44,559	22,023	36,549	3,969	986
Income (loss) from discontinued operations, net of tax provision	(44)	177	156	(1,321)	18
Net income	$44,515	$22,200	$36,705	$2,648	$1,004
Earnings (loss) per common share:
Basic from continuing operations	$1.55	$0.75	$1.24	$0.13	$0.03
Basic from discontinued operations	0.00	0.01	0.01	(0.04)	0.00
Basic	$1.55	$0.76	$1.25	$0.09	$0.03
Diluted from continuing operations	$1.51	$0.74	$1.22	$0.13	$0.03
Diluted from discontinued operations	0.00	0.01	0.01	(0.04)	0.00
Diluted	$1.51	$0.75	$1.23	$0.09	$0.03
Weighted average common shares outstanding:
Basic	28,812,473	29,062,649	29,370,455	29,516,794	29,712,957
Diluted	29,573,420	29,567,012	29,958,646	29,858,036	29,902,830
Cash dividends per common share	$0.00	$0.00	$0.20	$0.24	$0.24
Consolidated Operating Data:
Units sold (includes discontinued operations):
Motor coaches	8,005	7,051	8,199	6,221	5,762
Towables	3,206	2,593	4,621	9,337	19,861

	December 28, 2002	January 3, 2004	January 1, 2005	December 31, 2005	December 30, 2006
Consolidated Balance Sheet Data:
Working capital	$114,241	$121,231	$141,907	$127,191	$109,806
Total assets	547,417	478,669	540,238	587,467	558,150
Long-term borrowings, less current portion	30,333	15,000	0	34,786	29,071
Total stockholders’ equity	260,627	286,248	319,616	316,732	315,321

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $600,000 for motor coaches and from $11,000 to $80,000 for towables. Based upon retail registrations in 2006, we believe we had 23.8% share of the market for diesel Class A motor coaches, a 7.7% share of the market for gas Class A motor coaches, a 16.0% share of the market for all Class A motor coaches, a 2.6% market for all Class C motor coaches, a 4.2% share of the market for fifth wheel towables and a 4.6% share of the market for travel trailers.

Motorhome Resort Segment

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California. In addition, the Company has acquired a piece of property in La Quinta, California, and has a second piece of property in Naples, Florida under contract for future developments. The Resorts offer sales of individual lots to owners, and also offer a common interest in the amenities at the resort. Lot prices at the two resorts range from $79,900 to $339,900. Amenities at the Resorts include club house facilities, tennis, swimming, and golf. The Resorts provide destination locations for premium Class A recreational vehicle owners, and help to promote the recreational lifestyle.

Business Changes

We have conducted a series of acquisitions during our history. Beginning in March 1993, we commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968. In March 1996, we acquired the Holiday Rambler Division of Harley-Davidson, Inc., a manufacturer of a full line of Class A motor coaches and towables. In August 2001, we acquired SMC Corporation, manufacturer of the Beaver and Safari brand Class A motorhomes. In November 2002, we acquired from Outdoor Resorts of America (“ORA”) three luxury motorcoach resort properties being developed by ORA in Las Vegas, Nevada, Indio, California, and Naples, Florida. In September 2003, we sold the property in Naples, Florida. In November of 2005, we acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC, (referred to as “R-Vision”), manufacturers of R-Vision, Bison, and Roadmaster motorized and towable products. The R-Vision acquisition was accounted for using the purchase method of accounting, through a cash offer on

November 18, 2005. All operations of R-Vision have been incorporated for the period of November 18, 2005 through December 30, 2006 in the consolidated annual financial statements of the Company.

During the third quarter of 2005, the Company announced the closure of its Royale Coach operations in Elkhart, Indiana. Royale Coach produced Prevost bus conversion motor coaches with price points in excess of $1.4 million. Royale Coach sold approximately 20 coaches per year and was not a significant portion of the Company’s overall business. As of the end of 2006, the Company had sold all remaining assets of Royale Coach. In accordance with Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), no goodwill amortization has been recorded for any of the Company’s acquisitions for the years of 2004, 2005, or 2006. Instead, SFAS 142 requires annual testing of goodwill for impairment at the reporting unit level. We completed our annual testing of goodwill during the third quarter of 2006 as required by SFAS 142 and determined that there has been no impairment requiring a write down. See Note 1 of Notes to the Company’s Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth our results of continuing operations for the fiscal years ended December 31, 2005, and December 30, 2006 (dollars in thousands):

		%		%	$	%
	2005	of Sales	2006	of Sales	Change	Change
Net sales	$1,236,238	100.0%	$1,297,986	100.0%	$61,748	5.0%
Cost of sales	1,111,468	89.9%	1,173,443	90.4%	(61,975)	(5.6)%
Gross profit	124,770	10.1%	124,543	9.6%	(227)	(0.2)%
Selling, general, and administrative expenses	113,179	9.2%	120,465	9.3%	(7,286)	(6.4)%
Plant relocation costs	4,370	0.3%	269	0.0%	4,101	93.8%
Operating income	$7,221	0.6%	$3,809	0.3%	$(3,412)	(47.3)%

Performance in 2006

Motorized and Towable Recreational Vehicle Segments

The beginning of 2006 began with a temporary upswing in the motorized wholesale markets. Our dealer partners were optimistic that the slow downs in the industry that occurred in 2005 were behind them and, accordingly, they increased their orders. However, as the first quarter came to a close and headed into the second quarter, which is usually the most robust for motorhome sales, it became evident that the retail markets were still lagging wholesale shipments. As a result, the second half of the year, and particularly the third quarter, were below expectations. Similar to the motorized segment, the towable segment, which had been very strong in 2005, began to show signs of slowing. The heated pace that was in part fueled by the hurricane season of 2005 which resulted in a huge demand for travel trailers, slowed at the beginning of the second quarter. Due to these market constraints, we used this opportunity to focus on aligning our plants and component facilities to meet lower demands, while still optimizing manufacturing facility utilization.

While 2006 was challenging on several fronts, we worked aggressively to introduce new and innovative products such as our full slide options on several models, and a new lower priced front-end diesel motorized coach. We also worked with the R-Vision management team to leverage their expertise in low cost manufacturing processes, and introduced these processes into our legacy towable plants.

The recreational vehicle industry is extremely competitive, and retail customers have many choices available to them. To distinguish ourselves within the industry, we introduced our Franchise For The Future (FFTF) program in June of 2005. This program is designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool. To support this, and to encourage our dealers to participate in FFTF, we worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations. In 2006, we followed this up with Monaco Financial Services (MFS). MFS is a branded financing program from General Electric Commercial Distribution Finance (GECDF) and General Electric Consumer Finance (GECF). Through MFS, our dealer partners earn rebates from GECDF and GECF for wholesale floorplanning, and retail financing for customers. We believe that these concepts, along with other features designed to encourage our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity.

Motorhome Resorts Segment

While 2006 was difficult for the recreational vehicle industry, our motorhome resort properties sales and profits were strong contributors to our operations. Both our properties in Las Vegas, Nevada and Indio, California continued to attract new owners, and we anticipate selling through most of the remaining lots in the first half of 2007.* In addition, we expect to develop two new projects, one in southern California and the other in southern Florida during 2007, with lots available at these new resorts sometime late in the fourth quarter of 2007, or early 2008.*

2006 Compared With 2005

Net sales increased 5.0% from $1.236 billion in 2005 to $1.298 billion in 2006. Gross diesel motorized revenues were down 4.8%, gas motorized revenues were down 25.3%, and towable revenues were up 79.5%. For 2006, gross diesel motorized sales accounted for 65.3% of sales, gas motorized sales accounted for 8.2% of sales, and towables accounted for 26.6% of sales. For 2005, gross diesel motorized sales accounted for 72.7% of sales, gas motorized sales accounted for 11.6% sales, and towables accounted for 15.7% of sales. The Company’s overall average unit selling price decreased from $78,000 in 2005, to $50,000 in 2006. The reduction in average selling price resulted from a combination of increased sales of the Company’s towable products, the acquisition of R-Vision (which sells predominantly lower priced towables) and the sale of 874 lower priced towable products to the Federal Emergency Management Association (FEMA) in the first half of 2006.

Gross profit decreased by $227,000 from $124.8 million in 2005 to $124.5 million in 2006 and gross margin decreased from 10.1% in 2005 to 9.6% in 2006. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2005	of Sales	2006	of Sales	% of Sales
Direct materials	$769,823	62.3%	$802,631	61.8%	(0.5)%
Direct labor	125,943	10.2%	134,654	10.4%	0.2%
Warranty	28,861	2.3%	38,884	3.0%	0.7%
Other direct	71,525	5.8%	77,154	5.9%	0.1%
Indirect	115,316	9.3%	120,120	9.3%	0.0%
Total cost of sales	$1,111,468	89.9%	$1,173,443	90.4%	0.5%

•       Direct material decreases in 2006, as a percent of sales, were $6.5 million. This decrease was a result of the Company’s purchasing initiatives associated with motorized and towable production. The overall total dollar increase in direct materials of $32.8 million was related to sales volume increases.

•       Direct labor increases in 2006, as a percent of sales, were $2.6 million. This increase was the result of inefficiencies in our plants as we realigned production facilities to meet demand. The remaining portion of the overall total dollar increase of $8.7 million in direct labor was the result of sales volume increases.

•       Increases in warranty expense in 2006, as a percent of sales, were $9.0 million. These increases were the result of higher warranty costs associated with some of our current model year motorized products. The remaining portion of the overall total dollar increase in warranty costs of $10.2 million was the result of sales volume increases.

•       Increases in other direct costs in 2006, as a percent of sales, were $1.3 million This increase was the result of increased fuel prices which raised delivery costs. The remaining portion of the overall total dollar increase in other direct costs of $4.3 million was the result of sales volume increases.

•       Indirect costs in 2006, as a percent of sales, were essentially unchanged. The overall total dollar increase of $4.8 million was the result of sales volume increases.

Selling, general, and administrative expenses (S,G,&A) increased by $7.3 million from $113.2 million in 2005 to $120.5 million in 2006 and increased as a percentage of sales from 9.2% in 2005 to 9.4% in 2006. Increases in spending over the prior year, as a percentage of sales, are set forth in the following table (dollars in thousands):

		%		%	Change in
	2005	of Sales	2006	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$18,521	1.5%	$24,416	1.9%	0.4%
Selling expenses	42,849	3.4%	41,072	3.2%	(0.2)%
Settlement expense	9,635	0.8%	10,000	0.8%	0.0%
Marketing expenses	11,679	1.0%	9,795	0.8%	(0.2)%
Other	30,495	2.5%	35,182	2.7%	0.2%
Total S,G,&A expenses	$113,179	9.2%	$120,465	9.4%	0.2%

•       Increases in salaries, bonus and benefit expenses in 2006 were $5.9 million. This increase was due to the addition of $3.1 million in wages and salaries associated with the acquisition of R-Vision, as well as to the addition of approximately $2.6 million in stock based compensation expense. The remaining portion of the overall total dollar increase was related to increases in management bonus expense.

•       Decreases in selling expenses in 2006 were $1.8 million. This decrease was due to lower costs for selling programs at our dealers’ facilities of $5.1 million, that were offset by higher compensation to our sales staff of $3.3 million.

•       Settlement expense (litigation settlement expense) in 2006 increased by $365,000. The total dollar increase was the result of slight increases in the number of litigation cases in 2006 versus 2005.

•       Decreases in marketing costs in 2006 were $2.6 million. These reductions were the result of savings due to lower expenses associated with shows and rallies of $1.0 million, and lower expenses for printing and advertising of $823,000.

•       Increases in other expenses in 2006 were $4.7 million. This increase was due to $2.6 million in costs associated with the implementation of our ERP system. The remaining portion of the overall total dollar increase was related to variable expenses associated with sales volume increases.

Operating income decreased $3.4 million from $7.2 million in 2005 to $3.8 million in 2006. The Company’s higher level of selling, general, and administrative expense as a percentage of sales combined with the decreases in the Company’s gross margin, resulted in a decrease in operating margin from 0.6% in 2005 to 0.3% in 2006.

Net interest expense increased from $1.8 million in 2005 to $4.4 million in 2006. This increase was related to higher debt levels during 2006. Increases in debt were mostly due to debt incurred with the acquisition of R-Vision. The Company’s interest expense included $173,000 in 2005 and $203,000 in 2006 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.

The Company reported a benefit for income taxes from continuing operations of $992,000, on a pretax loss of $6,000, for 2006 compared to a provision for income taxes from continuing operations of $1.7 million, on pretax income of $5.7 million, for 2005. The 2006 tax benefit includes a deferred tax benefit of $367,000 attributable to a change in state income tax laws and a tax benefit of $445,000 associated with the reversal of federal and state tax reserves no longer required. The 2005 provision included a tax benefit associated with the reversal of federal and state tax reserves no longer required of $277,000.

Net income for 2006 was $1.0 million (including income from discontinued operations of $18,000, net of taxes, related to the closure of the Royale Coach facility, and pre-tax charges of $269,000 for the relocation of the Beaver facility) compared to net income of $2.6 million in 2005 due to a lower gross margin, and increases in S,G,&A expenses. This was partially offset by a decrease in the effective tax rate. The Company did not expense stock options granted in 2005 and earlier periods, however, if option expensing had been required, the effect on net income for 2005 for all previously granted options would have been a decrease of $3.2 million. See Note 16 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options. The Company has reflected the cost of stock-based awards in its results of operations beginning in 2006.

2006 versus 2005 for the Motorized Recreational Vehicle Segment

The following table sets forth the results of the MRV segment for the fiscal years ended December 31, 2005, and December 30, 2006 (dollars in thousands):

		%		%	$	%
	2005	of Sales	2006	of Sales	Change	Change
Net sales	$1,017,766	100.0%	$941,657	100.0%	$(76,109)	(7.5)%
Cost of sales	925,014	90.9%	869,110	92.3%	55,904	6.0%
Gross profit	92,752	9.1%	72,547	7.7%	(20,205)	(21.8)%
Selling, general, and administrative expenses	46,331	4.6%	44,306	4.7%	2,025	4.4%
Corporate overhead allocation	43,148	4.2%	34,172	3.6%	8,976	20.8%
Plant relocation costs	4,370	0.4%	269	0.0%	4,101	93.8%
Operating loss	$(1,097)	(0.1)%	$(6,200)	(0.6)%	$(5,103)	(465.2)%

Total net sales for the MRV segment were down from $1.0 billion in 2005, to $941.7 million in 2006. Gross diesel motorized revenues were down 4.8% and gas motorized revenues were down 25.3%. Diesel products accounted for 88.9% of the MRV segment’s 2006 gross revenues while gas products were 11.1%. The overall decrease in revenues reflected continuing challenges in the marketplace as dealers sought to lower their current inventories because of softened retail demand and higher interest costs associated with their floorplan borrowings. Our MRV segment unit sales were down 7.3% year over year from 6,211 units in 2005 to 5,756 units in 2006. Diesel motorized unit sales were down 3.9% to 4,297 units and gas motorized unit sales were down 16.2% to 1,459 units. Total average MRV segment unit selling prices remained at $165,000 for 2005 and 2006.

Gross profit for 2006 decreased to $72.5 million, down from $92.8 million in 2005, and gross margin decreased from 9.1% in 2005 to 7.7% in 2006. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2005	of Sales	2006	of Sales	% of Sales
Direct materials	$638,188	62.7%	$591,365	62.8%	0.1%
Direct labor	102,903	10.1%	97,206	10.3%	0.2%
Warranty	24,737	2.4%	29,603	3.1%	0.7%
Other direct	53,944	5.3%	50,278	5.4%	0.1%
Indirect	105,242	10.4%	100,658	10.7%	0.3%
Total cost of sales	$925,014	90.9%	$869,110	92.3%	1.4%

•       Direct material increases in 2006, as a percent of sales, were $942,000. This increase was due to changes in the mix of products produced in 2006 versus 2005. The overall decrease in total dollars associated with direct materials of $46.8 million was due to lower sales volumes in 2006 as compared to 2005.

•       Direct labor increases in 2006, as a percent of sales, were $1.9 million. This increase was the result of inefficiencies in our plants as we realigned production facilities to meet demand. The overall decrease in total dollars associated with direct labor of $5.7 million was due to lower sales volumes in 2006 as compared to 2005.

•       Increases in warranty costs in 2006, as a percent of sales, were $6.6 million. These increases were the result of combining production lines and shifting the plant locations where units were built. The remaining impact to warranty expense is a result of lower sales volumes in 2006 as compared to 2005.

•       Increases in other direct costs in 2006, as a percent of sales, were $942,000. This increase was due to increases for fuel costs associated with the delivery of our products to our dealers. The overall decrease in total dollars associated with other direct costs of $3.7 million was due to lower sales volumes in 2006 as compared to 2005.

•       Increases in indirect costs in 2006, as a percent of sales, were $2.8 million. The increase in indirect costs are related to inefficiencies in our plants as we ran lower production rates in 2006 versus 2005. The overall decrease in total dollars associated with indirect costs of $4.6 million was due to lower sales volumes in 2006 as compared to 2005.

S,G,&A expenses for the MRV segment increased as a percent of sales due to lower sales levels and increases in selling expenses. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in S,G,&A expense versus corporate overhead allocation. Prior periods are shown as previously reported as reclassification is impractical. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Plant relocation costs reflect the costs incurred to relocate the Bend, Oregon manufacturing operations to the Coburg, Oregon plant. We believe this relocation will ultimately result in improved margins for the Oregon operations.*

Operating loss increased as both a percent of sales and in total dollars due to lower gross margins, which was offset by a decrease in S,G,&A and corporate overhead allocation as a percent of sales.

2006 versus 2005 for the Towable Recreational Vehicle Segment

The following table sets forth the results of the TRV segment for the fiscal years ended December 31, 2005, and December 30, 2006 (dollars in thousands):

		%		%	$	%
	2005	of Sales	2006	of Sales	Change	Change
Net sales	$185,433	100.0%	$324,342	100.0%	$138,909	74.9%
Cost of sales	174,242	94.0%	292,876	90.3%	(118,634)	(68.1)%
Gross profit	11,191	6.0%	31,466	9.7%	20,275	181.2%
Selling, general, and administrative expenses	5,603	3.0%	15,323	4.7%	(9,720)	(173.5)%
Corporate overhead allocation	7,588	4.1%	14,737	4.5%	(7,149)	(94.2)%
Operating income (loss)	$(2,000)	(1.1)%	$1,406	0.5%	$3,406	170.3%

Total net sales for the TRV segment were up from $185.4 million in 2005, to $324.3 million in 2006. The overall increase in revenues reflected the impact of the R-Vision acquisition in November 2005. Our unit sales were up 112.7% in 2006 to 19,861 units. Average unit selling prices declined from $20,000 in 2005 to $17,000 in 2006. The decrease in average selling price was mostly due to the full year of sales from R-Vision. Sales of these units are not expected to continue in the future.

Gross profit for 2006 increased to $31.5 million, up from $11.2 million in 2005, and gross margin increased to 9.7% in 2006, up from 6.0% in 2005. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2005	of Sales	2006	of Sales	% of Sales
Direct materials	$119,424	64.4%	$200,846	61.9%	(2.5)%
Direct labor	23,039	12.4%	36,912	11.4%	(1.0)%
Warranty	4,124	2.2%	9,281	2.8%	0.6%
Other direct	17,581	9.5%	26,814	8.3%	(1.2)%
Indirect	10,074	5.5%	19,023	5.9%	0.4%
Total cost of sales	$174,242	94.0%	$292,876	90.3%	(3.7)%

•       Direct material decreases in 2006, as a percent of sales, were $8.1 million. This decrease was due to the impact of a full year of R-Vision products which have a lower material cost as a percentage of sales. The overall increase in total dollars associated with direct materials of $81.4 million is the result of the increase of sales volumes in 2006 compared to 2005.

•       Direct labor decreases in 2006, as a percent of sales, were $3.2 million. The decrease in labor was the result of the improvements in our facilities from integrating the R-Vision acquisition, and using some of their production processes in our legacy plants. The overall increase in total dollars associated with direct labor of $13.9 million is the result of the increase of sales volumes in 2006 compared to 2005.

•       Increases in warranty expense in 2006, as a percent of sales, were $1.9 million. This increase was due to a shift in the mix of towables produced. In 2005 there was a large amount of FEMA travel trailer production that carried very little warranty cost associated with their sales. The overall increase in total dollars associated with warranty costs of $5.2 million is the result of the increase of sales volumes in 2006 compared to 2005.

•       Decreases in other direct costs in 2006, as a percent of sales, were $3.9 million. This decrease was the result of the inclusion of a full year’s sales of R-Vision products which have a lower direct cost structure than our legacy products. The overall increase in total dollars associated with other direct costs of $9.2 million is the result of the increase of sales volumes in 2006 compared to 2005.

•       Increases in indirect costs in 2006, as a percent of sales, were $1.3 million. These increases relate to inefficiencies in some of our plants as we reduced output in the second half of 2006. The overall increase in total dollars associated with indirect costs of $8.9 million is the result of the increase of sales volumes in 2006 compared to 2005.

S,G,&A expenses for the TRV segment increased as both a percent of sales and in total dollars due to increases in selling expenses. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in S,G,&A expense versus corporate overhead allocation. Prior periods are shown as previously reported as reclassification is impractical. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income changed from a loss in 2005 to a profit in 2006 due to higher revenues coupled with improved gross margins that were only partially offset by increases in S,G,&A expenses as a percentage of sales.

2006 versus 2005 for the Motorhome Resorts Segment

The following table sets forth the results of the MR segment for the fiscal years ended December 31, 2005, and December 30, 2006 (dollars in thousands):

		%		%	$	%
	2005	of Sales	2006	of Sales	Change	Change
Net sales	$33,039	100.0%	$31,987	100.0%	$(1,052)	(3.2)%
Cost of sales	12,212	37.0%	11,457	35.8%	755	6.2%
Gross profit	20,827	63.0%	20,530	64.2%	(297)	(1.4)%
Selling, general, and administrative expenses	7,606	23.0%	8,236	25.8%	(630)	(8.3)%
Corporate overhead allocation	2,903	8.8%	3,691	11.5%	(788)	(27.1)%
Operating income	$10,318	31.2%	$8,603	26.9%	$(1,715)	(16.6)%

Net sales decreased 3.2% to $32.0 million compared to $33.0 million for 2005. Sales of lots in 2006 were impacted by newly developed lots not being available until the second half of the year as well as access issues at our Las Vegas location due to nearby construction.

Gross profit for the MR segment increased to 64.2% of sales in 2006, compared to 63.0% of sales in 2005. This was the result of the sales of higher margined lots in the final phases of the development.

S,G,&A expenses increased due to increases in spending associated with marketing costs. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now located in S,G,&A expense. Prior periods are shown as previously reported as reclassification is impractical. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income decreased due to lower sales levels and higher S,G,&A and corporate overhead costs.

2005 Compared With 2004

The following table sets forth our results of operations for the fiscal years ended January 1, 2005, and December 31, 2005 (dollars in thousands):

		%		%	$	%
	2004	of Sales	2005	of Sales	Change	Change
Net sales	$1,386,269	100.0%	$1,236,238	100.0%	$(150,031)	(10.8)%
Cost of sales	1,217,457	87.8%	1,111,468	89.9%	105,989	8.7%
Gross profit	168,812	12.2%	124,770	10.1%	(44,042)	(26.1)%
Selling, general, and administrative expenses	109,145	7.9%	113,179	9.2%	(4,034)	(3.7)%
Plant relocation costs	0	0.0%	4,370	0.3%	(4,370)	0.0%
Operating income	$59,667	4.3%	$7,221	0.6%	$(52,446)	(87.9)%

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

Gross profit decreased by $44.0 million from $168.8 million in 2004 to $124.8 million in 2005 and gross margin decreased from 12.2% in 2004 to 10.1% in 2005. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2004	of Sales	2005	of Sales	% of Sales
Direct materials	$865,822	62.4%	$769,823	62.3%	(0.1)%
Direct labor	139,205	10.0%	125,943	10.2%	0.2%
Warranty	34,126	2.5%	28,861	2.3%	(0.2)%
Other direct	66,456	4.8%	71,525	5.8%	1.0%
Indirect	111,848	8.1%	115,316	9.3%	1.2%
Total cost of sales	$1,217,457	87.8%	$1,111,468	89.9%	2.1%

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

•       Increases in combined other direct and indirect costs in 2005, as a percent of sales, were due mostly to inefficiencies within the plants as a result of reduced plant utilization. In addition, due to higher fuel costs, delivery expense for recreational vehicles also increased.

Selling, general, and administrative expenses (S,G,&A) increased by $4.1 million from $109.1 million in 2004 to $113.2 million in 2005 and increased as a percentage of sales from 7.9% in 2004 to 9.2% in 2005. Increases in spending over the prior year, as a percentage of sales, are set forth in the following table (dollars in thousands):

		%		%	Change in
	2004	of Sales	2005	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$24,348	1.8%	$18,521	1.5%	(0.3)%
Selling expenses	35,896	2.6%	42,849	3.4%	0.8%
Settlement expense	11,045	0.8%	9,635	0.8%	0.0%
Marketing expenses	12,447	0.9%	11,679	1.0%	0.1%
Other	25,409	1.8%	30,495	2.5%	0.7%
Total S,G,&A expenses	$109,145	7.9%	$113,179	9.2%	1.3%

•       Decreases in salaries, bonus, and benefit expenses in 2005 were mostly the result of lower management bonus due to reduced profitability of the Company.

•       Increases in selling expenses in 2005, as a percent of sales, were due to a weaker market in 2005 versus 2004, and the implementation of the Company’s “Franchise For The Future” (FFTF) program. As a result the Company increased spending to maintain market share, and to maximize available sales.

•       Decreases in settlement expense (litigation settlement expense) in 2005 was due to a slight decrease in the amount of new cases added, as well as favorable resolutions of cases during the 2005 year.

•       Decreases in marketing expenses in 2005 were the result of management reducing spending in this area to contain costs.

•       Increases in other expenses were a combination of expenses related to the implementation of the Company’s enterprise resource planning (ERP) system, as well as certain fees for consulting services related to the launch of the FFTF program.

Operating income decreased $52.4 million from $59.7 million in 2004 to $7.2 million in 2005. The Company’s higher level of S,G,&A expense as a percentage of sales combined with the decreases in the Company’s gross margin, partially offset by improved results from our motorhome resort property segment, resulted in a decrease in operating margin from 4.3% in 2004 to 0.6% in 2005.

Net interest expense increased from $1.5 million in 2004 to $1.8 million in 2005. This increase was related to higher debt levels during 2005. Increases in debt were mostly due to debt incurred with the acquisition of R-Vision in the fourth quarter of 2005. The Company’s interest expense included $430,000 in 2004 and $173,000 in 2005 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.

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

Net income for 2005 was $2.6 million (including losses from discontinued operations of $1.3 million, net of taxes, related to the closure of the Royale Coach facility, and pre-tax charges of $4.4 million for the relocation of the Beaver facility) compared to net income of $36.7 million in 2004 due to a decrease in sales combined with a lower operating margin, and increases in S,G,&A expenses. This was partially offset by a decrease in the effective tax rate. The Company did not expense stock option grants in 2005 and earlier periods, however, if option expensing had been required, the effect on net income for 2005 for all previously granted options would have been a decrease of $3.2 million. See Note 16 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options. The Company has reflected the cost of stock-based awards in its results of operations beginning in 2006.

2005 versus 2004 for the Motorized Recreational Vehicle Segment

The following table sets forth the results of the MRV segment for the fiscal years ended January 1, 2005, and December 31, 2005 (dollars in thousands):

		%		%	$	%
	2004	of Sales	2005	of Sales	Change	Change
Net sales	$1,234,233	100.0%	$1,017,766	100.0%	$(216,467)	(17.5)%
Cost of sales	1,080,972	87.6%	925,014	90.9%	155,958	14.4%
Gross profit	153,261	12.4%	92,752	9.1%	(60,509)	(39.5)%
Selling, general, and administrative expenses	38,566	3.1%	46,331	4.6%	(7,765)	(20.1)%
Corporate overhead allocation	51,470	4.2%	43,148	4.2%	8,322	16.2%
Plant relocation costs	0	0.0%	4,370	0.4%	(4,370)	0.0%
Operating income (loss)	$63,225	5.1%	$(1,097)	(0.1)%	$(64,322)	(101.7)%

Total net sales for the MRV segment were down from $1.234 billion in 2004, to $1.018 billion in 2005. Gross diesel motorized revenues were down 12.7% and gas motorized revenues were down 36.3%. Diesel products accounted for 86.2% of the MRV segment’s 2005 gross revenues while gas products were 13.8%. The overall decrease in revenues reflected continuing challenges in the marketplace as dealers sought to lower their current inventories because of softened retail demand and higher interest costs associated with their floorplan borrowings. Our MRV segment unit sales were down 24.1% year over year from 8,178 units in 2004 to 6,211 units in 2005. Diesel motorized unit sales were down 16.9% to 4,470 units and gas motorized unit sales were down 37.9% to 1,741 units. Total average MRV segment unit selling prices increased to $165,000 for 2005, up from $151,000 in 2004. Increases in average selling prices are mostly the result of changes in product mix between diesel and gas motorized coaches.

Gross profit for 2005 decreased to $92.8 million, down from $153.3 million in 2004, and gross margin decreased from 12.4% in 2004 to 9.1% in 2005. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2004	of Sales	2005	of Sales	% of Sales
Direct materials	$766,924	62.1%	$638,188	62.7%	0.6%
Direct labor	122,298	9.9%	102,903	10.1%	0.2%
Warranty	30,058	2.4%	24,737	2.4%	0.0%
Other direct	56,232	4.6%	53,944	5.3%	0.7%
Indirect	105,460	8.6%	105,242	10.4%	1.8%
Total cost of sales	$1,080,972	87.6%	$925,014	90.9%	3.3%

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

S,G,&A expenses for the MRV segment increased both as a percent of sales and in total dollars due in part to lower sales levels and increases in selling expenses. Corporate overhead allocation decreased due to lower management bonus levels allocated to the MRV segment as a result of lower profits. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

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

2005 versus 2004 for the Towable Recreational Vehicle Segment

The following table sets forth the results of the TRV segment for the fiscal years ended January 1, 2005, and December 31, 2005 (dollars in thousands):

		%		%	$	%
	2004	of Sales	2005	of Sales	Change	Change
Net sales	$129,331	100.0%	$185,433	100.0%	$56,102	43.4%
Cost of sales	123,314	95.4%	174,242	94.0%	(50,928)	(41.3)%
Gross profit	6,017	4.6%	11,191	6.0%	5,174	86.0%
Selling, general, and administrative expenses	4,827	3.7%	5,603	3.0%	(776)	(16.1)%
Corporate overhead allocation	5,393	4.2%	7,588	4.1%	(2,195)	(40.7)%
Operating loss	$(4,203)	(3.3)%	$(2,000)	(1.1)%	$2,203	52.4%

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

Gross profit for 2005 increased to $11.2 million, up from $6.0 million in 2004, and gross margin increased to 6.0% in 2005, up from 4.6% in 2004. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2004	of Sales	2005	of Sales	% of Sales
Direct materials	$85,727	66.3%	$119,424	64.4%	(1.9)%
Direct labor	16,908	13.1%	23,039	12.4%	(0.7)%
Warranty	4,067	3.2%	4,124	2.2%	(1.0)%
Other direct	10,225	7.9%	17,581	9.5%	1.6%
Indirect	6,387	4.9%	10,074	5.5%	0.6%
Total cost of sales	$123,314	95.4%	$174,242	94.0%	(1.4)%

•       Direct material decreases in 2005, as a percent of sales, were mostly due to increased sales of products with lower material cost as a percentage of sales (such as for FEMA travel trailers). This improvement was offset by higher commodity pricing for metals, petroleum products, and lumber materials.

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

•       Increases in indirect costs in 2005, as a percent of sales, were due mostly to increased overhead costs per unit related to FEMA production. In addition, costs of employee benefits (related to worker’s compensation) and factory supplies increased, causing an overall increase in total dollars spent.

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

2005 versus 2004 for the Motorhome Resorts Segment

The following table sets forth the results of the MR segment for the fiscal years ended January 1, 2005, and December 31, 2005 (dollars in thousands):

		%		%	$	%
	2004	of Sales	2005	of Sales	Change	Change
Net sales	$22,705	100.0%	$33,039	100.0%	$10,334	45.5%
Cost of sales	13,171	58.0%	12,212	37.0%	959	7.3%
Gross profit	9,534	42.0%	20,827	63.0%	11,293	118.4%
Selling, general, and administrative expenses	4,194	18.5%	7,606	23.0%	(3,412)	(81.4)%
Corporate overhead allocation	4,695	20.7%	2,903	8.8%	1,792	38.2%
Operating income	$645	2.8%	$10,318	31.2%	$9,673	1,499.7%

Net sales increased 45.5% to $33.0 million compared to $22.7 million for 2004. This increase was mostly the result of continued strong demand for our resort properties and the need within the industry for quality destination locations for RV owners.

Gross profit for the MR segment increased to 63.0% of sales in 2005, compared to 42.0% of sales in 2004. This was due to a heavier absorption of infrastructure costs in earlier phases sold in 2004. These costs were expensed in earlier phases due to uncertainties as to the ultimate completion and sale of the entire projects. The result was an improvement in the gross margins in the later phases of the developments, and most particularly in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During 2006, the Company generated cash of $45.3 million from operating activities and had a net cash balance of $5.0 million at December 30, 2006. The Company recognized $17.9 million from net income and non-cash expenses such as depreciation, amortization, and stock based compensation. Major sources of cash flows from operating activities include a decrease in accounts receivable of $21.1 million, a decrease in inventories of $27.4 million, a decrease in resort lot inventories of $1.1 million, an increase in the warranty reserve of $902,000, an increase in deferred revenue of $883,000, an increase in accrued expenses and other liabilities of $7.2 million, and a decrease in assets from discontinued operations of $4.9 million. The uses of cash in 2006 included an increase of $1.9 million in net deferred income tax assets, an increase of $16.3 million in land held for development, an increase of $1.3 million in prepaid expenses, a decrease of $5.7 million in trade accounts payable, a decrease of $3.7 million in product liability reserves, and an increase in income tax receivables of $6.7 million. Decreases in accounts receivable are mostly the result of lower shipments of products near the end of 2006 versus the same period in 2005. Decreases in inventory levels were the result of the Company reducing production output in the fourth quarter of 2006, and actively seeking to draw down finished goods inventories.

Decreases in resort lot inventories are the result of the continued sell through of the Company’s resort properties. Increases in warranty reserves were the result of increases in experience for warranty costs on some of our current model year products. Increases in deferred revenues are related to revenue associated with Monaco Financial Services that the Company accrued during the year and will amortize over the length of the contract with GECDF and GECF. Increases in accrued expenses and other liabilities are associated with increases for accruals for promotions and advertising. Decreases in assets related to discontinued operations are for the sales of all remaining Royale Coach discontinued products. Increases in net deferred tax assets are due to the reversal of certain tax reserves. Increases in land held for sale are related to the purchase of a piece of property in La Quinta, California for a future resort property development. Increases in prepaid expenses include increases in prepaid insurance as well as deposits on properties under contract related to the resort property projects. Decreases in trade accounts payable relate to the reductions in purchases for raw materials near the end of 2006 versus 2005. In 2006, material was brought into the plants prior to the regularly scheduled shutdown and was paid for before the end of the year.

On November 18, 2005 the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to complete the acquisition of R-Vision. The revolving line of credit remains at $105.0 million. At the end of the 2006 year, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $2.0 million, and Term Debt borrowings were $34.8 million. At the election of the Company, the Revolving Loan and the Term Debt bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires interest payments quarterly. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants. The Company was in compliance with these covenants at December 30, 2006. The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting. The cash balance at December 30, 2006 is the cash maintained in the R-Vision bank accounts held with a different financial institution and thus not combined with the Company’s net book overdraft balance.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At December 30, 2006, the Company had working capital of approximately $109.8 million, a decrease of $17.4 million from working capital of $127.2 million at December 31, 2005. The Company has been using short-term credit facilities and operating cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.* The Company’s capital expenditures were $9.3 million in 2006, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2007 will be approximately $10 to $12 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer defaults on its credit facility from the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 15 months. At December 30, 2006, approximately $566.7 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.6% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During 2006, the losses associated with the exercise of repurchase agreements were approximately $232,000, ($79,000, and $600,000 in 2005 and 2004, respectively). Gross repurchase amounts for 2006, 2005, and 2004, were $4.5 million, $2.7 million, and $6.5 million, respectively. Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an ongoing basis. We closely monitor sales to dealers that are a higher credit risk. The repurchase period is limited, usually to a maximum of 15 months. We believe these activities help to minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory. This helps minimize the losses we incur on repurchased inventory.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 30, 2006, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

Contractual Obligations	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
	(in thousands)
Lines of Credit(1)	$0	$2,036	$0	$0	$2,036
Long-Term Debt(2)	5,714	11,928	17,143	0	34,785
Operating Leases(3)	1,839	1,629	1,402	1,768	6,638
Total Contractual Cash Obligations	$7,553	$15,593	$18,545	$1,768	$43,459

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

Other Commitments	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
	(in thousands)
Lines of Credit(4)	$0	$102,964	$0	$0	$102,964
Guarantees(3)	14,302	0	0	0	14,302
Repurchase Obligations(5)	0	566,749	0	0	566,749
Purchase Commitment(6)	0	19,945	0	0	19,945
Total Commitments	$14,302	$689,658	$0	$0	$703,960

(1)          See Note 8 of Notes to the Consolidated Financial Statements. The amount listed represents the outstanding balance at December 30, 2006.

(2)          See Note 9 of Notes to the Consolidated Financial Statements.

(3)          See Note 14 of Notes to the Consolidated Financial Statements.

(4)          See Note 8 of Notes to the Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at December 30, 2006.

(5)          Reflects obligations under manufacturer repurchase commitments. See Note 19 of Notes to the Consolidated Financial Statements.

(6)          See Note 20 of Notes to the Consolidated Financial Statements.

INFLATION

During 2005 and to a lesser extent in 2006, we experienced increases in the prices of certain commodity items that we use in the manufacturing of our products. These include, but are not limited to, steel, copper, aluminum, petroleum, and wood. While these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on our production costs. Accordingly, in the second half of 2006 we adjusted selling prices to compensate for increases in commodity pricing. Also, due to increases in fuel prices, particularly in 2006, our cost of delivering coaches to our dealers has risen. Accordingly, we have increased our delivery charges subsequent to the end of 2006 to offset these rising costs. While we do not anticipate additional price increases, we may from time to time increase our prices to maintain gross profit margins. If we should continue to experience adverse trends in these prices it could have a material adverse impact on our business going forward. See “Results of Operations 2006 Compared with 2005.”

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

IMPAIRMENT OF GOODWILL   The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142. This annual test involves management comparing the fair value of each of the Company’s reporting units, to the respective carrying amounts, including goodwill, of the net book value of the reporting unit, to determine if goodwill has been impaired. The Company uses an estimate of discounted future cash flows to determine fair value for each reporting unit.

INVENTORY ALLOWANCE   The Company writes down its inventory for obsolescence, and the difference between the cost of inventory and its estimated fair market value. These write-downs are based on assumptions about future sales demand and market conditions. If actual sales demand or market conditions change from those projected by management, additional inventory write-downs may be required.

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

We have reviewed the provisions of FIN 48, and believe there will be no significant impact to the financial statements. We will adopt the Interpretation for the fiscal year beginning 2007.

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

FAS 159

In February 2007, the Board issued FAS 159, “Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

FAS 159 is effective for fiscal years beginning after November 15, 2007. We are reviewing the provisions of this statement and will adopt it for the fiscal year beginning 2008.

SAB 108

On September 13, 2006 the SEC staff issued SAB 108 which provides guidance for companies with respect to quantifying financial statement misstatements. Specifically, SAB 108 addresses immaterial differences and how they relate to the balance sheet as well as the income statement. We adopted SAB 108 without any impact to the financial statements.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Monaco Coach Corporation:

We have completed integrated audits of Monaco Coach Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monaco Coach Corporation and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
March 14, 2007

MONACO COACH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share data)

	December 31, 2005	December 30, 2006
ASSETS
Current assets:
Cash	$586	$4,984
Trade receivables, net	102,666	81,588
Inventories, net	183,292	155,871
Resort lot inventory	9,135	7,997
Prepaid expenses	4,364	5,624
Income taxes receivable	206	6,901
Deferred income taxes	36,345	38,038
Discontinued operations	4,922	0
Total current assets	341,516	301,003
Property, plant, and equipment, net	159,304	153,895
Land held for development	0	16,300
Debt issuance costs net of accumulated amortization of $678, and $912, respectively	695	540
Goodwill	85,952	86,412
Total assets	$587,467	$558,150
LIABILITIES
Current liabilities:
Book overdraft	$14,550	$16,626
Current portion of long term debt	5,714	5,714
Line of credit	25,000	2,036
Accounts payable	78,299	72,591
Product liability reserve	19,275	15,764
Product warranty reserve	32,902	33,804
Accrued expenses and other liabilities	37,732	44,364
Discontinued operations	853	298
Total current liabilities	214,325	191,197
Long-term debt, less current portion	34,786	29,071
Deferred income taxes	21,624	21,678
Other long-term liabilities	0	883
Total liabilities	270,735	242,829
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,561,766 and 29,769,356 issued and outstanding, respectively	296	298
Additional paid-in capital	59,005	63,722
Retained earnings	257,431	251,301
Total stockholders’ equity	316,732	315,321
Total liabilities and stockholders’ equity	$587,467	$558,150

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
for the years ended January 1, 2005,  December 31, 2005, and December 30, 2006
(in thousands of dollars, except share and per share data)

	2004	2005	2006
Net sales	$1,386,269	$1,236,238	$1,297,986
Cost of sales	1,217,457	1,111,468	1,173,443
Gross profit	168,812	124,770	124,543
Selling, general, and administrative expenses	109,145	113,179	120,465
Plant relocation costs	0	4,370	269
Operating income	59,667	7,221	3,809
Other income, net	343	255	615
Interest expense	(1,547)	(1,820)	(4,430)
Income (loss) before income taxes and discontinued operations	58,463	5,656	(6)
Provision for (benefit from) income taxes from continuing operations	21,914	1,687	(992)
Income from continuing operations	36,549	3,969	986
Income (loss) from discontinued operations, net of tax provision (benefit)	156	(1,321)	18
Net income	$36,705	$2,648	$1,004
Earnings (loss) per common share:
Basic from continuing operations	$1.24	$0.13	$0.03
Basic from discontinued operations	0.01	(0.04)	0.00
Basic	$1.25	$0.09	$0.03
Diluted from continuing operations	$1.22	$0.13	$0.03
Diluted from discontinued operations	0.01	(0.04)	0.00
Diluted	$1.23	$0.09	$0.03
Weighted average common shares outstanding:
Basic	29,370,455	29,516,794	29,712,957
Diluted	29,958,646	29,858,036	29,902,830

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended January 1, 2005, December 31, 2005, and December 30, 2006
(in thousands of dollars, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, January 3, 2004	29,246,143	$292	$54,919	$231,037	$286,248
Issuance of common stock	179,644	2	2,045		2,047
Tax benefit of stock options exercised			490		490
Dividends paid				(5,874)	(5,874)
Net income				36,705	36,705
Balances, January 1, 2005	29,425,787	294	57,454	261,868	319,616
Issuance of common stock	135,979	2	1,420		1,422
Stock-based compensation expense			16		16
Tax benefit of stock options exercised			115		115
Dividends paid				(7,085)	(7,085)
Net income				2,648	2,648
Balances, December 31, 2005	29,561,766	296	59,005	257,431	316,732
Issuance of common stock	207,590	2	1,797		1,799
Stock-based compensation expense			2,759		2,759
Tax benefit of stock options exercised			161		161
Dividends paid				(7,134)	(7,134)
Net income				1,004	1,004
Balances, December 30, 2006	29,769,356	$298	$63,722	$251,301	$315,321

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended January 1, 2005, December 31, 2005, and December 30, 2006
(in thousands of dollars)

	2004	2005	2006
Increase (Decrease) in Cash:
Cash flows from operating activities:
Net income	$36,705	$2,648	$1,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,670	10,678	14,177
Loss on disposal of assets	229	276	14
Deferred income taxes	2,833	(2,943)	(1,900)
Stock-based compensation expense		16	2,759
Change in assets and liabilities:
Trade receivables, net	(38,231)	39,203	21,078
Inventories	(42,743)	(2,916)	27,421
Resort lot inventory	6,663	145	1,138
Land held for development	0	0	(16,300)
Prepaid expenses	(2,172)	1,422	(1,270)
Accounts payable	14,737	(5,947)	(5,708)
Product liability reserve	(489)	(1,619)	(3,762)
Product warranty reserve	2,631	(4,486)	902
Income taxes receivable	(1,308)	(2,293)	(6,664)
Deferred revenue	0	0	883
Accrued expenses and other liabilities	5,242	805	7,224
Discontinued operations	317	(662)	4,271
Net cash provided by (used in) operating activities	(4,916)	34,327	45,267
Cash flows from investing activities:
Additions to property, plant, and equipment	(12,305)	(17,718)	(9,324)
Proceeds from sale of assets	1,936	123	215
Payment for business acquisition, net of cash acquired	0	(54,601)	0
Discontinued operations	(9)	(4)	0
Net cash used in investing activities	(10,378)	(72,200)	(9,109)
Cash flows from financing activities:
Book overdraft	1,432	12,475	2,076
Borrowings (payments) on line of credit, net	34,062	(9,062)	(22,964)
Borrowings (payments) on long-term notes payable	(30,000)	40,500	(5,715)
Dividends paid	(5,874)	(7,085)	(7,134)
Issuance of common stock	2,536	1,537	1,799
Tax benefit of stock options exercised	0	0	161
Debt issuance costs	(416)	(298)	(79)
Discontinued operations	156	392	96
Net cash provided by (used in) financing activities	1,896	38,459	(31,760)
Net change in cash	(13,398)	586	4,398
Cash at beginning of period	13,398	0	586
Cash at end of period	$0	$586	$4,984

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Monaco Coach Corporation and its subsidiaries (the “Company”) manufacture premium motor coaches and towable recreational vehicles at manufacturing facilities in Oregon and Indiana. These products are sold to independent dealers primarily throughout the United States and Canada. In addition, the Company owns two motor coach resort properties, the developed lots are sold to retail customers, and one parcel of land that will be developed into a resort.

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

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company has no material variable interest in any variable interest entities.

Fiscal Period

The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31. Interim periods also end on the Saturday closest to the calendar quarter end. The fiscal periods were 52 weeks long for 2004, 2005, and 2006. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Credit Risk—The Company distributes its motorized and towable recreational vehicles through an independent dealer network for recreational vehicles. Sales to one customer were approximately 11% of net revenues for fiscal year 2004, 11% for 2005, and 9% for 2006. The net revenues generated from this customer are reported in the motorized and towable segments. No other individual dealers represented over 10% of net revenues in 2004, 2005, or 2006. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company’s business, results of operations, and financial condition. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For resort lot customers, funds are required at the time of closing. For our RV dealers, terms are net

30 days for units that are financed by a third party lender. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold.

As of December 30, 2006, total trade receivables were $81.6 million, net of $708,000 for allowance for doubtful accounts ($102.7 million, net of $781,000 at December 31, 2005). At December 30, 2006 approximately $49.5 million, or 60.7% of the outstanding accounts receivable balance is concentrated among floor plan lenders. The remaining open $32.1 million of secured trade receivables were concentrated substantially all with one dealer. Terms of open trade receivables are granted by the Company, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by the Company. These processes include evaluating the strength of the dealership’s balance sheet, how long the dealership has been in existence, reputation within the industry, and credit references.

Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 19), primarily for the Company’s largest dealers. As of December 30, 2006, the Company had one dealer that comprised 35% of the outstanding trade receivables. The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

Product Warranty Reserve—Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure, and three years on the Roadmaster chassis). These estimates are based on historical average repair costs, as well as other reasonable assumptions deemed appropriate by management. The adjustments are related to the R-Vision acquisition. The following table discloses significant changes in the product warranty reserve:

	2004	2005	2006
	(in thousands)
Beginning balance	$29,252	$31,884	$32,902
Expense	34,126	28,861	38,884
Payments	(31,494)	(33,348)	(37,982)
Adjustments	0	5,505	0
Ending balance	$31,884	$32,902	$33,804

Product Liability Reserve—Estimated litigation costs are provided for at the time of sale of products or at the time a determination is made that an estimable loss has occurred. These estimates are developed by legal counsel based on professional judgment, and historical experience. The adjustments are related to the R-Vision acquisition. The following table discloses significant changes in the product liability reserve:

	2004	2005	2006
	(in thousands)
Beginning balance	$20,723	$20,233	$19,275
Expense	11,044	9,635	10,000
Payments	(11,534)	(11,254)	(13,689)
Adjustments	0	661	178
Ending balance	$20,233	$19,275	$15,764

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

Resort Lot Inventory

Resort lot inventories consist of construction-in-progress on motor coach properties, as well as fully developed motor coach properties. These properties are stated at the lower of cost (specific identification) or market. Costs of land, construction, and interest incurred during construction are capitalized as the cost basis for lots available for sale. The cost of land is allocated to each phase of the total project based on acreage used. Allocated land cost plus all other costs of construction for each phase have been allocated to each developed lot on a pro rata basis, using individual lot selling prices as a percent of total sales for the total development.

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

At each balance sheet date, management assesses whether there has been any triggering events that might indicate permanent impairment in the value of property, plant, and equipment assets. The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Brand Elements and Signage

As part of its franchise program for dealers, the Company places certain fixed assets at independent dealerships. These assets are comprised of informational computer kiosks, brand island displays, furniture and fixtures, as well as outdoor storefront signage. These assets are leased to dealers over 10 years through an operating lease, and the Company depreciates the assets over their respective economic useful lives, generally 3 years. As of December 31, 2005 and December 30, 2006 the brand elements and signage assets have a balance of approximately $3.1 million and $4.9 million, respectively (net of accumulated depreciation of approximately $95,000 and $1.7 million, respectively). These assets are classified with property, plant, and equipment.

Debt Issuance Costs

Unamortized debt issuance costs of $695,000, and $540,000 (at December 31, 2005, and December 30, 2006, respectively), are being amortized on a straight-line basis over the terms of the related loans.

Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. Total goodwill of $86.4 million as of December 30, 2006, included $55.3 million of goodwill arising from the various acquisitions of assets and operations prior to January 1, 2005. The Company recorded $30.7 million of goodwill associated with the November 18, 2005 acquisition of R-Vision. In 2006, the Company recorded additional goodwill of $490,000 related to adjustments to the allocation of the purchase price of R-Vision. In 2006, the Company also recorded a reduction of $30,000 for the tax benefit realized in 2006 on the excess of tax-deductible goodwill over goodwill for financial reporting purposes related to R-Vision.

During 2006, the Company reorganized its reporting structure which resulted in the splitting of the RV segment information of the Motorized Recreational Vehicle reporting segment and the Towable Recreational Vehicle reporting segment. The allocation of goodwill to the reporting segments was based on relative fair values in each segment. The amount of goodwill assigned to each reportable segment and changes in carrying amounts of such is as follows (all dollars represented are in thousands):

			Motorized	Towable
	Recreational	Motorhome	Recreational	Recreational
	Vehicle	Resorts	Vehicle	Vehicle
	Segment	Segment	Segment	Segment	Total
Balance, January 1, 2005	$55,254	$0	N/A	N/A	$55,254
Allocation of goodwill due to reorganization of reporting structure	(55,254)	0	$46,966	$8,288	0
Goodwill acquired	0	0	0	30,698	30,698
Balance, December 31, 2005	N/A	0	46,966	38,986	85,952
Adjustment to allocation of purchase price of R-Vision	0	0	0	490	490
Excess of tax deductible goodwill	0	0	0	(30)	(30)
Balance, December 30, 2006	$ N/A	$0	$46,966	$39,446	$86,412

SFAS 142 requires that management assess at least annually whether there has been permanent impairment in the value of goodwill at the individual reporting unit basis. To assess whether or not there has been impairment, the Company’s management compares the fair value of each reporting unit to its carrying amount, including goodwill, of net book value to determine if goodwill has been impaired. The Company determines the fair value of each reporting unit using an estimate of discounted future cash flows. As required by SFAS 142, management completed its annual testing during 2004, 2005, and 2006 and has determined that there was no impairment of goodwill.

Deferred Revenue

Deferred revenue of $883,000 as of December 30, 2006 is related to the $1 million received from GE Commercial Distribution Finance Corporation (GECDFC) related to the Monaco Financial Services agreement. The deferred earnings are a nonrefundable incentive payment received from GECDFC for use of the Company’s name in branding and are being recognized over the term of the agreement, which is five years.

Stock-Based Award Plans

At December 30, 2006, the Company had three stock-based award plans (see Note 16). As of January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payments” (the “Statement”). The Statement replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees, except for equity instruments held by employee share ownership plans. We elected to adopt the modified prospective application method of the Statement.

Prior to the adoption, the Company accounted for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost related to these options were reflected in net income of prior periods, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

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

The Company has elected to utilize the practical transition option provided by FAS 123R to determine its pool of windfall tax benefits that are available to absorb tax deficiencies recognized subsequent to the Company’s adoption of FAS 123R.

Revenue Recognition

The Company recognizes revenue from the sale of recreational vehicles upon shipment and recognizes revenue from resort lot sales upon closing. The title and risk of loss pass to the dealers upon shipment of recreational vehicles. The Company does not offer any rights of return to our dealers, or resort lot customers.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. SAB No. 104 provides guidance for revenue recognition under certain circumstances. The Company has complied with the guidance provided by SAB No. 104 for fiscal years 2004, 2005, and 2006.

Repurchase Obligations

Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company may execute a repurchase agreement. The Company has recorded a liability associated with the disposition of repurchased inventory. To determine the appropriate liability, the Company calculates a reserve based on an estimate of potential net losses and qualitative and quantitative factors, including dealer inventory turn rates and the financial strength of individual dealers.

Advertising and Printing Costs

The Company expenses advertising and printing costs as incurred, except for prepaid show costs, which are expensed when the event takes place. Advertising and printing costs, including retail programs, are recorded as selling, general and administrative expenses, while discounts off of invoice, or sales allowances (including wholesale volume incentives), are recorded as adjustments to net sales. During 2006, approximately $9.8 million ($12.4 million in 2004 and $11.6 million in 2005) of advertising and printing costs were expensed.

Research and Development Costs

Research and development costs consist of salaries and employee benefits, contract services fees, utilities, materials and operating supplies and are charged to expense as incurred and were $1.9 million in 2006 ($1.3 million in 2004 and $1.5 million in 2005).

New Accounting Pronouncements

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

We have reviewed the provisions of FIN 48, and believe there will be no significant impact to the financial statements. We will adopt the Interpretation for the fiscal year beginning 2007.

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

FAS 159

In February 2007, the Board issued FAS 159, “Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

FAS 159 is effective for fiscal years beginning after November 15, 2007. We are reviewing the provisions of this statement and will adopt it for the fiscal year beginning 2008.

SAB 108

On September 13, 2006 the SEC staff issued SAB 108 which provides guidance for companies with respect to quantifying financial statement misstatements. Specifically, SAB 108 addresses immaterial differences and how they relate to the balance sheet as well as the income statement. We adopted SAB 108 without any impact to the financial statements.

Supplemental Cash Flow Disclosures:

	2004	2005	2006
	(in thousands)
Cash paid during the period for:
Interest	$964	$1,355	$4,099
Income taxes	19,531	6,160	7,708

2.      ACQUISITION:

R-Vision

The Company announced on November 9, 2005 that it had reached an agreement to acquire the Indiana-based R-Vision companies and affiliates in an all cash transaction. The acquisition was completed on November 18, 2005. The R-Vision companies and affiliates consist of R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC collectively known as “R-Vision.” R-Vision manufactures towable and motorized recreational vehicle products, and the acquisition was primarily to strengthen the Company’s towable recreational vehicle segment. R-Vision’s results of operations for the period November 18, 2005 to December 31, 2005 are included in the consolidated financial statements of the Company.

The cash paid for R-Vision, including transaction costs of $584,985, totaled $54,623,512, net of cash acquired. All the goodwill associated with the R-Vision acquisition was allocated to the towable recreational vehicle segment. This was based on the conclusion that the purchase price allocated to the motorized portion of R-Vision, based on relative fair values, did not exceed its carrying amount of net book value. Of the total goodwill acquired, $32.7 million is expected to be deductible for tax purposes as of December 30, 2006. The total R-Vision assets acquired and liabilities assumed of R-Vision based on estimated fair values at November 18, 2005, is as follows:

(in thousands)
Receivables	$14,571
Inventories	18,160
Prepaids and other assets	618
Property and equipment	12,945
Goodwill	31,188
Total assets acquired	77,482
Accounts payable	8,769
Accrued liabilities	12,142
Current deferred tax liability	1,184
Long-term deferred tax liability	808
Total liabilities assumed	22,903
Total assets acquired and liabilities assumed	$54,579

The purchase price was derived from a calculation of a multiple of earnings before interest, taxes, depreciation and amortization for a trailing 12-month period (adjusted for certain non-recurring expense items), which exceeded the book value of R-Vision and generated goodwill of $30.7 million. The allocation of the purchase price and the related goodwill has been adjusted in 2006 for the resolution of pre-acquisition contingencies of $490,000 for estimates for reserve amounts related to product litigation and deferred taxes established to account for certain book to tax basis differences as of the acquisition date.

The following unaudited pro forma information presents the consolidated results as if the acquisition had occurred at the beginning of the period and giving effect to the adjustments for the related interest on financing the purchase price, goodwill and depreciation. The pro-forma information does not necessarily reflect results that would have occurred nor is it necessarily indicative of future operating results.

	2004 Unaudited	2005 Unaudited
	(in thousands, except per share data)
Net sales	$1,599,030	$1,455,189
Net income	38,743	12,079
Diluted earnings per common share	$1.29	$0.40

3.      DISCONTINUED OPERATIONS:

During the third quarter of 2005, the Company announced that it planned to close its Royale Coach operations in Elkhart, Indiana. Royale Coach produces Prevost bus conversion motor coaches with price points in excess of $1.4 million. Royale Coach sold approximately 20 coaches per year and was not a significant portion of the Company’s overall business. Plant closure costs of approximately $1.3 million (net of tax) were recognized in 2005. The net income (loss) from discontinued operations for the fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006 is net of a tax expense of $94,000, tax benefit of $868,000, and tax expense of $28,000, respectively.

The operating results of Royale Coach are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows.

	2004	2005	2006
	(in thousands)
Net sales	$10,974	$5,452	$4,835
Cost of sales	9,660	5,923	4,916
Gross profit (loss)	1,314	(471)	(81)
Selling, general and administrative expenses	1,064	1,718	(127)
Income (loss) from discontinued operations before income taxes	250	(2,189)	46
Income tax expense (benefit)	94	(868)	28
Income (loss) from discontinued operations	$156	$(1,321)	$18

4.      PLANT RELOCATION

During the second quarter of 2005, the Company announced plans to close the Bend, Oregon production operations and relocate them to the Coburg, Oregon facility. The Bend, Oregon operations ceased as of June 15, 2005. The Company recognized pre-tax charges in 2005 and 2006 of $4.4 million and $269,000, respectively. The charges were primarily for the impairment of property, plant and equipment and future rental expense related to the facility.

The accrued liability for restructuring reserves consists of the following:

	December 31, 2005	December 30, 2006
	(in thousands)
Lease commitment	$753	$29
Impairment of property, plant and equipment	510	0
Other	155	107
	$1,418	$136

5       INVENTORIES, NET:

Inventories consist of the following:

	December 31, 2005	December 30, 2006
	(in thousands)
Raw materials	$91,028	$84,069
Work-in-process	61,393	55,473
Finished units	43,134	26,773
Raw material reserves	(12,263)	(10,444)
	$183,292	$155,871

6.      PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consist of the following:

	December 31, 2005	December 30, 2006
	(in thousands)
Land	$15,146	$15,226
Buildings	127,974	128,073
Equipment	42,837	45,341
Furniture and fixtures	18,529	22,397
Vehicles	3,510	3,473
Leasehold improvements	2,504	2,002
Brand elements and signage	3,147	6,617
Construction in progress	6,675	3,398
	220,322	226,527
Less accumulated depreciation and amortization	61,018	72,632
	$159,304	$153,895

7.      ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities consist of the following:

	December 31, 2005	December 30, 2006
	(in thousands)
Payroll, vacation, payroll taxes and related accruals	$15,363	$15,997
Promotional and advertising	7,693	13,594
Health insurance reserves and premiums payable	5,943	5,997
Resorts profit sharing accruals	1,865	3,700
Other	6,868	5,076
	$37,732	$44,364

8.      LINE OF CREDIT:

The Company’s credit facilities consist of a revolving line of credit of up to $105.0 million. At the end of the 2006 fiscal year, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were $2.0 million. At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments. The Company also has an unused letter of credit of $2.8 million outstanding as of December 30, 2006.

The weighted-average interest rate on the outstanding borrowings under the Revolving Loan was 5.4% and 6.8% for 2005 and 2006, respectively. Interest expense on the unused available portion of the line was $178,000 or 1.0% and $229,000 or 1.3% of weighted average outstanding borrowings for 2005 and 2006, respectively. The Revolving Loan is collateralized by substantially all the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of December 30, 2006, the Company was in compliance with these covenants.

9.      LONG-TERM NOTE PAYABLE:

In November 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to effect the acquisition of R-Vision (see Note 2). In January 2007, the Company amended its credit facilities agreement to modify certain restrictive covenants. At the end of the 2006 year, borrowings outstanding were $34.3 million. At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. As of year end 2006, the weighted-average interest rate on the Term Debt was 7.1%. The Term Debt is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of December 30, 2006, the Company was in compliance with these covenants.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The following table displays the scheduled principal payments by year that will be due in thousands on the term loans.

Year	Amount of payment due
2007	$5,714
2008	5,714
2009	6,214
2010	17,143
$34,785

10.  PREFERRED STOCK:

The Company has authorized “blank check” preferred stock (1,934,783 shares authorized, $.01 par value) (“Preferred Stock”), which may be issued from time to time in one or more series upon authorization by the Company’s Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each series of the Preferred Stock. There were no shares of Preferred Stock outstanding as of December 31, 2005 or December 30, 2006.

11.   SEGMENT REPORTING:

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

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (Motorhome Resort Segment) located in Las Vegas, Nevada, and Indio, California. In addition to these two resorts, the Company has also acquired a piece of property in southern California, and has two pieces of property under contract in southern Florida. These properties are planned to be developed and sold over the next two to five years. The resorts offer sales of individual lots to recreational vehicle owners and also offer a common interest in the amenities at the resort. The resorts provide destination locations for premium Class A recreational vehicle owners and help to promote the recreational vehicle lifestyle.

The following table provides the results of operations of the three segments of the Company for the years 2004, 2005, and 2006, respectively.

	2004	2005	2006
	(in thousands)
Motorized Recreational Vehicle Segment
Net sales	$1,234,233	$1,017,766	$941,657
Cost of sales	1,080,972	925,014	869,110
Gross profit	153,261	92,752	72,547
Selling, general and administrative expenses	38,566	46,331	44,306
Corporate overhead allocation	51,470	43,148	34,172
Plant relocation costs	0	4,370	269
Operating income (loss)	$63,225	$(1,097)	$(6,200)
Towable Recreational Vehicle Segment
Net sales	$129,331	$185,433	$324,342
Cost of sales	123,314	174,242	292,876
Gross profit	6,017	11,191	31,466
Selling, general and administrative expenses	4,827	5,603	15,323
Corporate overhead allocation	5,393	7,588	14,737
Operating income (loss)	$(4,203)	$(2,000)	$1,406
Motorhome Resorts Segment
Net sales	$22,705	$33,039	$31,987
Cost of sales	13,171	12,212	11,457
Gross profit	9,534	20,827	20,530
Selling, general, and administrative expenses	4,194	7,606	8,236
Corporate overhead allocation	4,695	2,903	3,691
Operating income	$645	$10,318	$8,603

	2004	2005	2006
	(in thousands)
Reconciliation to Net Income
Operating income (loss):
Motorized recreational vehicle segment	$63,225	$(1,097)	$(6,200)
Towable recreational vehicle segment	(4,203)	(2,000)	1,406
Motorhome resorts segment	645	10,318	8,603
Total operating income	59,667	7,221	3,809
Other income, net	343	255	615
Interest expense	(1,547)	(1,820)	(4,430)
Income (loss) before income taxes and discontinued operations	58,463	5,656	(6)
Provision for (benefit from) income taxes from continuing operations	21,914	1,687	(992)
Income from continuing operations	36,549	3,969	986
Income (loss) from discontinued operations, net of tax provision (benefit)	156	(1,321)	18
Net income	$36,705	$2,648	$1,004

The following table provides information for the respective segments related to assets:

Assets of the Recreational Vehicle and Motorhome Resorts Segments	December 31, 2005	December 30, 2006
	(in thousands)
Motorized recreational vehicle segment	$342,790	$306,196
Towable recreational vehicle segment	83,754	87,153
Motorhome resorts segment	9,826	25,954
Total segment assets	$436,370	$419,303

The Company includes the total of inventories and resort lot inventory in the measure of the segments’ assets that are used for decision making purposes. Property, plant, and equipment specific to the segments are also included in the measure of the segments’ assets for decision making purposes. Remaining assets are accounted for at the corporate level and are not allocated out to the business segments. Total depreciation expense is allocated among the segments either based on the associated assets being allocated to the segment or through the corporate overhead allocation of expenses. Corporate overhead is comprised of certain shared services, and is allocated to the respective segments based on a combination of activities performed for the segment as well as the relative segment’s percentage of sales for the Company in total.

The following table reconciles assets of the segments to total consolidated assets:

Reconciliation of Segment Assets to Total Assets	December 31, 2005	December 30, 2006
	(in thousands)
Total assets allocated to segments	$436,370	$419,303
Assets not allocated to segments:
Cash	586	4,984
Trade receivables, net	102,666	81,588
Prepaid expenses	4,364	5,624
Income taxes receivable	206	6,901
Deferred income taxes	36,345	38,038
Discontinued operations	4,922	0
Property, plant, and equipment, net	1,313	1,172
Debt issuance costs, net	695	540
Total assets	$587,467	$558,150

The following table provides information for the respective segments related to capital expenditures:

Capital Expenditures of the Recreational Vehicle and Motorhome Resort Segments	December 31, 2005	December 30, 2006
	(in thousands)
Motorized recreational vehicle segment	$17,470	$7,589
Towable recreational vehicle segment	159	736
Motorhome resorts segment	89	999
Total capital expenditures	$17,718	$9,324

The following table provides information for the respective segments relating to depreciation expense:

Depreciation Expense for the Recreational Vehicle and Motorhome Resort Segments	2004	2005	2006
	(in thousands)
Motorized recreational vehicle segment	$9,592	$9,603	$11,871
Towable recreational vehicle segment	585	818	1,951
Motorhome resorts segment	42	74	111
Total depreciation expense	$10,219	$10,495	$13,933

12.          INCOME TAXES:

The provision for income taxes for continuing operations is as follows:

	2004	2005	2006
	(in thousands)
Current:
Federal	$17,116	$4,729	$970
State	1,908	(169)	258
	19,024	4,560	1,228
Deferred:
Federal	2,414	(2,573)	(1,249)
State	476	(300)	(971)
Provision for (benefit from) income taxes	$21,914	$1,687	$(992)

The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	2004	2005	2006
	(in thousands)
Expected U.S. federal income taxes at statutory rates	$20,462	$1,923	$(2)
State and local income taxes, net of federal benefit	1,982	(305)	(788)
Change in valuation allowance	(433)	0	284
Meals expense disallowance	217	204	152
Subsidiary stock basis adjustment	0	634	625
Stock-based compensation	0	0	130
Domestic manufacturing deduction	0	(90)	(51)
Export sales benefit	(356)	(495)	(807)
Reversal of federal and state tax reserves no longer required	0	(277)	(445)
Other	42	93	(90)
Provision for (benefit from) income taxes	$21,914	$1,687	$(992)

The components of the current net deferred tax asset and long-term net deferred tax liability are:

	December 31, 2005	December 30, 2006
	(in thousands)
Current deferred income tax assets:
Warranty liability	$10,342	$11,308
Product liability	7,725	6,244
Inventory allowances	4,784	3,902
Franchise and other incentive accruals	6,943	10,532
Compensation and related accruals	2,342	2,030
Insurance accruals	3,024	2,637
Resort lot inventory	1,316	602
Other accruals	(269)	490
Net operating loss carryforward	138	293
	$36,345	$38,038
Long-term deferred income tax liabilities:
Depreciation	$16,306	$15,835
Amortization	5,584	6,859
Compensation and related accruals	0	(734)
Net operating loss (NOL) carryforward	(143)	(263)
State tax credit carryfoward	(123)	(303)
Valuation allowance on state tax credit carryforward	0	284
	$21,624	$21,678

Management believes that the temporary differences which gave rise to the deferred income tax assets will be realized in the foreseeable future, except for a portion of the benefits arising from the state tax credit carryforward. Accordingly, management has provided a valuation allowance for the portion of the state tax credit carryforward that may not be fully realized. Net operating loss carryforwards expire between 2015 and 2026 and state tax credits expire between 2008 and 2014.

13.          EARNINGS PER SHARE:

Basic earnings per common share is based on the weighted-average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of outstanding stock-based awards. For the fiscal year ending 2006, there were 819,500 anti-dilutive options excluded from the diluted earnings per share calculation (zero and 385,890 for the fiscal years ending 2004 and 2005, respectively). The weighted-average number of common shares used in the computation of earnings per common share for the years ended January 1, 2005, December 31, 2005, and December 30, 2006 are as follows:

	2004	2005	2006
Basic
Issued and outstanding shares (weighted average)	29,370,455	29,516,794	29,712,957
Effect of Dilutive Securities
Stock-based awards	588,191	341,242	189,873
Diluted	29,958,646	29,858,036	29,902,830

	2004	2005	2006
Cash dividends per common share	$0.20	$0.24	$0.24
Cash dividends paid (in thousands)	$5,874	$7,085	$7,134

14.          LEASES:

The Company has commitments under certain noncancelable operating leases. Total rental expense for the fiscal years ended January 1, 2005, December 31, 2005, and December 30, 2006 related to operating leases amounting to approximately $3.6 million, $3.6 million, and $3.4 million, respectively. The Company’s most significant lease is an operating lease for an aircraft that expired in February 2006. The Company has signed an extension of the lease through May 14, 2007 and is negotiating a new lease. The future minimum rental commitments under the extension of this lease is $740,000 in 2007. The Company has guaranteed up to $14.3 million of any deficiency in the event that the lessor’s net sales proceeds from the aircraft are less than $15.7 million. The Company has commitments under certain noncancelable subleases. As of December 30, 2006, the total minimum sublease rental income to be received in the future is $2.4 million. Sublease rental income will be recognized ratably over the next eight years.

Approximate future minimum rental commitments under these leases at December 30, 2006 are summarized as follows:

Fiscal Year	(in thousands)
2007	$1,839
2008	888
2009	741
2010	701
2011	701
2012 and thereafter	1,768

15.          BONUS PLAN:

The Company has a discretionary bonus plan for certain key employees. Bonus expense included in selling, general, and administrative expenses for the years ended January 1, 2005, December 31, 2005, and December 30, 2006 was $8.9 million, $607,000, and $2.2 million, respectively.

16.          STOCK-BASED AWARD PLANS:

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a non-employee 1993 Director Stock Plan (the “Director Plan”), and an amended and restated 1993 Stock Plan (the “Stock Plan”). The compensation expense recognized in 2006 for the plans was $2.8 million with an income tax benefit of $1.1 million. The amount of cash received from the exercise of stock options, stock issued under the Stock Purchase Plan, and stock issued in lieu of some directors’ cash retainer was $1.8 million. The tax benefit realized from stock options exercised in 2006 was $161,000.

Stock Purchase Plan

The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has 683,438 shares of Common Stock reserved for issuance under the Purchase Plan, of which 592,878 shares were issued as of December 30, 2006. During the years ended December 31, 2005 and December 30, 2006, 57,989 shares and 69,644 shares, respectively, were issued under the Purchase Plan. The weighted-average fair value of purchase rights granted in 2005 and 2006 was $18.24 and $11.28, respectively. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

Director Plan

Effective May 17, 2006, no further awards will be made under the Director Plan, but it will continue to govern awards previously granted thereunder. Subsequent equity awards to directors are being made under the Stock Plan. The Board of Directors and the stockholders had authorized a total of 352,500 shares of Common Stock for issuance pursuant to the Director Plan. On May 17, 2006 authorization for 76,924 shares were transferred from the Director Plan to the Stock Plan, which represented the number of shares reserved under the Director Plan that had not been issued pursuant to awards granted under the plan plus the number of shares reserved that were not subject to any outstanding awards granted under the plan.

Options granted under the Director Plan to non-employee directors on the date the optionee first became a director vest ratably over a five-year period, while subsequent annual grants vest in full on the fifth anniversary of their grant date. The exercise price of all options granted under the Director Plan was equal to the fair market value of a share of the Company’s Common Stock on the date of grant. The maximum term of these options is 10 years. As of December 30, 2006, 112,950 options had been exercised, and options to purchase 146,550 shares of Common Stock were outstanding. As of

December 30, 2006, 5,265 shares of Common Stock had been issued in lieu of some directors’ cash retainer as allowed by the Director Plan up to May 17, 2006.

Stock Plan

The Stock Plan, as amended on May 17, 2006, provides for the grant of stock-based awards to employees, directors and consultants who provide services to the Company and its affiliates. Allowed awards include stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, dividend equivalents and other stock awards. A total of 5,534,737 shares of Common Stock have been reserved for issuance under the Stock Plan, which includes the transfer of unused share authorizations under the Director Plan on May 17, 2006.

The stock options issued subsequent to May 16, 2002, the restricted stock units and the performance share awards include a retirement eligible provision. Employees and directors who reach the retirement age of 62 and have provided five years of service meet the provision. The recognition of compensation expense associated with these awards is accelerated based upon this criteria and is derived by the use of the non-substantive vesting period approach. This approach was followed under APB 25 and subsequently with the adoption of FAS 123R.

Stock Options

A component of the Stock Plan permits the Company to grant stock options. As of December 30, 2006, 1,589,633 options had been exercised, and options to purchase 1,160,300 shares of Common Stock were outstanding. These options vest ratably over five years commencing with the date of grant.

The exercise price of all stock options granted under the Stock Plan must be at least equal to the fair market value of a share of the Company’s Common Stock on the date of grant. With respect to any participant possessing more than 10% of the voting power of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years. The terms of all other options granted under the Stock Plan may not exceed ten years. Options outstanding to participants who meet the retirement eligible provision vest upon actual retirement or the normal vesting period, whichever is earlier.

In the fourth quarter of 2005, the Company elected to accelerate all non-vested stock options outstanding with an exercise price greater than $16 per share. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of income pursuant to Financial Accounting Standards Board Statement No. 123R. Under FAS No. 123R, the Company began applying the expense recognition provisions relating to stock options beginning in the first quarter of fiscal 2006. In approving the acceleration, the Company considered its impact on future financial results, stockholder value and employee retention. The Company believes that the acceleration was in the best interest of stockholders as it reduces the Company’s reported compensation expense in periods subsequent to fiscal 2005 in light of these accounting regulations. The compensation expense in future periods that is eliminated as a result of the acceleration of the vesting of these options is approximately $3.7 million. This acceleration did not result in a charge to the Company’s expenses in the consolidated statements of income in fiscal 2005.

Option transactions involving the Director Plan and the Stock Plan are summarized with the corresponding weighted-average exercise prices as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 3, 2004	1,237,171	$11.63
Granted	197,800	26.28
Exercised	(120,398)	8.95
Outstanding at January 1, 2005	1,314,573	14.08
Granted	292,020	16.13
Exercised	(72,078)	5.87
Forfeited	(65,240)	18.14
Outstanding at December 31, 2005	1,469,275	14.71
Granted	0	0
Exercised	(128,475)	7.44
Forfeited	(33,950)	20.01
Outstanding at December 30, 2006	1,306,850	$15.28	5.2	$19,974
Exercisable at December 30, 2006	1,215,430	$15.54	5.0	$18,884

The total intrinsic value of options exercised during fiscal years 2004, 2005 and 2006 was approximately $2.1 million, $739,000, and $819,000, respectively. The proforma weighted-average grant-date fair value of options granted in 2004 and 2005 was $7.20 and $5.41, respectively.

There was $441,089 of stock option related compensation expense recognized from the combination of the Stock Plan, the Stock Purchase Plan and the Director Plan during the fiscal year ended December 30, 2006. The total remaining expense to be recognized in future periods for outstanding non-vested stock options is approximately $297,000. The expense is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Unit Grant

A component of the Stock Plan permits the Company to grant shares of restricted stock units (RSU’s). These grants are compensation expense under the rules of FAS 123R, and are required to be recognized in the Company’s consolidated statements of income. The valuation of the RSU’s is based on the closing market price of the Common Stock on the date of grant. The RSU’s vest ratably over four years or cliff vest at four years for employees and cliff vest at three years for directors. RSU’s outstanding to participants who meet the retirement eligible provision vest upon actual retirement or the normal vesting period, whichever is earlier. Under Section 162(m) of the Internal Revenue Code of 1986, as amended, RSU’s granted to certain employees require performance criteria to be met in order for the units to cliff vest at three years. The performance criteria is based on the return on equity. As of December 30, 2006, there are 72,695 RSU’s outstanding that require the attainment of the performance criteria.

The performance based RSU’s were issued in 2006 and the associated compensation expense recognized in 2006 was approximately $725,000. During the fiscal years ended 2005 and 2006, $16,341 and $1,336,770 was recorded as compensation expense related to all RSU’s. A forfeiture rate is applied to the majority of the RSU’s granted to employees based on the historical forfeiture experience with stock options. The total remaining expense to be recognized in future periods for outstanding non-vested RSU’s is approximately $2.2 million. The expense is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock unit transactions under the Stock Plan are summarized with the weighted-average grant-date fair value as follows:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2005	0	$0.00
Granted	53,250	14.73
Non-vested at December 31, 2005	53,250	14.73
Granted	254,159	12.71
Forfeited	(27,500)	14.67
Non-vested at December 30, 2006	279,909	$12.90

Performance Share Awards

A component of the Stock Plan also permits the Company to grant performance share awards (PSA’s). Grants were effective as of the date of approval of the Stock Plan by the shareholders on May 17, 2006 and included target payouts to participants of a total of 164,909 shares under a two-year performance plan and 164,909 shares under a three-year performance plan. Both plans require the achievement of performance based on Return on Net Assets-adjusted (RONA) and Total Shareholder Return (TSR) compared to a group of peer companies. Depending on the ranking of the Company’s performance against the peer group, the participants could earn from 0% up to 200% of the target payout of performance shares. A participant who retires during a performance period and meets the retirement eligible provision is entitled to receive 100% of the award that would have otherwise been earned had the participant remained employed through the end of the performance period. The award to such a participant will be settled at the end of the normal performance period.

The fair value of share awards requiring achievement of the goal based on TSR is estimated on the date of grant using a lattice-based valuation model that uses assumptions noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities were based on historical volatility of the Company’s stock and the average of the competitor companies’ stock, as well as other factors. The Company used historical data to estimate employee termination within the valuation model. The expected term of awards granted was derived from the output of the option valuation model and represents the period of time that awards granted are expected to be outstanding. The risk-free interest rate is based on interest rates on total constant maturity U.S. Treasury notes with lives consistent with the expected lives of the related option. The grant-date fair value of the TSR related awards is $10.62 and $11.99 per share for the two-year and three-year performance plan, respectively.

2006
Risk-free interest rate	4.97% to 5.00%
Expected life (in years)	2 to 3
Expected volatility of the Company	40.40%
Expected dividend yield	1.90%
Peer companies’ average volatility experience	33.90%

The fair value of the share awards requiring achievement of the goal based on RONA is the Common Stock market price at grant date, which was $12.73 for the awards granted in 2006. The recognition of compensation expense is initially based on the probable outcome of the performance condition and adjusted for subsequent changes in the estimated or actual outcome. The Company reassesses at each reporting date whether achievement of the performance condition is probable. The assessment involves comparing the Company’s forecasted RONA for the performance period to the historical RONA achieved by a group of peer companies.

The TSR goal is based on the market price of the Company’s Common Stock as compared to the peer group. This is considered a market condition under FAS 123R, thus compensation expense recognized is not reversed if the goal is not achieved by the end of the performance period. The compensation expense related to share awards that are forfeited is reversed. If the performance goal related to RONA is not met, no compensation expense is recognized and any recognized compensation expense is reversed as of the end of the plan period. A total of $981,346 of compensation expense was recorded during the fiscal year ended 2006 relating to the performance share awards. As of December 30, 2006, it was not probable that the RONA goal would be met at the end of the performance periods and thus compensation expense recognized throughout 2006 was reversed. The total remaining expense expected to be recognized in future periods for outstanding PSA’s is approximately $883,000. The expense is expected to be recognized over a weighted-average period of 1.6 years. The total number of PSA’s granted during 2006 and non-vested as December 30, 2006 was 329,818 shares at target payout. The weighted-average grant-date fair value of these shares is $12.02.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation in the fiscal years ended 2004 and 2005 compared to the fair value recognition provisions of FAS 123R that are applied to the stock-based payment arrangements in the fiscal year ended 2006.

	2004	2005	2006
	(in thousands, except per share data)
Net income before stock-based compensation expense	$36,705	$2,648	$2,690
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,569)	(3,219)	(1,686)
Net income*	$35,136	$(571)	$1,004
Earnings (loss) per share:
Basic - as reported	$1.25	$0.09	$0.03
Basic - with stock-based compensation	$1.20	$(0.02)	$0.03
Diluted - as reported	$1.23	$0.09	$0.03
Diluted - with stock-based compensation	$1.17	$(0.02)	$0.03

*                   Net income prior to 2006 are pro-forma for the effect of FAS 123R.

For purposes of the above information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model based on the weighted-average assumptions noted in the following table. There were no options granted in 2006. Expected volatility’s were based on historical volatility of the Company’s Common Stock, and other factors. The Company used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on interest rates on total constant maturity U.S. Treasury notes with lives consistent with the expected lives of the related option.

	2004	2005
Risk-free interest rate	3.54%	4.03%
Expected life (in years)	6.09	6.69
Expected volatility	36.31%	31.25%
Expected dividend yield	1.00%	1.70%

17.          FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company’s financial instruments are presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

Line of Credit - The carrying amount outstanding on the revolving line of credit is $25.0 million, and $2.0 million at December 31, 2005 and December 30, 2006, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

Long-Term Notes Payable - The carrying amount outstanding on the long-term notes payable is $34.8 million (including $5.7 million of current payable) at December 30, 2006, which approximates the estimated fair value as these instruments require interest payments at a market value rate of interest plus a margin.

18.          401(K) DEFINED CONTRIBUTION PLAN:

The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees. Company contributions to the plan totaled approximately $879,000 in 2004, $880,000 in 2005, and $787,000 in 2006.

19.          COMMITMENTS AND CONTINGENCIES:

Repurchase Agreements

Many of the Company’s sales to independent dealers are made on a “floor plan” basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles. Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company may execute a repurchase agreement. These agreements provide that, for up to 15 months after a unit is shipped, the Company will repurchase a dealer’s inventory in the event a dealer defaults on its floorplan credit arrangement with its lender. It has been the Company’s experience that the chance of default by dealers has been very low.

The Company’s liability under repurchase agreements is limited to the unpaid balance owed to the lending institution by reason of its extending credit to the dealer to purchase its vehicles, reduced by the resale value of vehicles which may be repurchased. The risk of loss is spread over numerous dealers and financial institutions.

Losses of approximately $600,000, $79,000 and $232,000 were incurred in 2004, 2005, and 2006, respectively. The approximate amount subject to contingent repurchase obligations arising from these agreements at December 30, 2006 is $566.7 million, with approximately 6.6% concentrated with one dealer. The Company has recorded a liability of approximately $462,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

Litigation

The Company is involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise. The Company has recorded accruals for probable settlements. Management believes that any ultimate liability which may result from these proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

20.          SUBSEQUENT EVENTS:

Joint Venture

On February 25, 2006, the Company closed a transaction with International Truck and Engine Corporation to form a joint venture to manufacture substantially all of the Company’s rear diesel chassis. The terms of the agreement grant the Company a 49% ownership in the joint venture, known as Custom Chassis Products, LLC (CCP). We contributed $4.7 million of capital consisting of inventories, fixed assets, and cash to CCP.

Purchase Commitment

Subsequent to December 30, 2006, the Company issued purchase orders to Cummins (the Company’s major supplier of diesel engines) in the amount of $19.9 million. The Company will consume these engines during the 2007 fiscal year.

21.          QUARTERLY RESULTS (UNAUDITED):

	1st	2nd	3rd	4th
Year ended December 31, 2005	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$328,813	$304,512	$296,953	$305,960
Gross profit	35,896	32,987	24,619	31,268
Operating income (loss)	8,939	1,655	(7,375)	4,002
Net income (loss):
Continuing operations	5,364	965	(4,355)	1,995
Discontinued operations	(41)	(210)	(1,608)	538
	$5,323	$755	$(5,963)	$2,533
Earnings (loss) per share-basic:
Continuing operations	$0.18	$0.03	$(0.15)	$0.07
Discontinued operations	0.00	0.00	(0.05)	0.02
Basic	$0.18	$0.03	$(0.20)	$0.09
Earnings (loss) per share-diluted:
Continuing operations	$0.18	$0.03	$(0.15)	$0.06
Discontinued operations	0.00	0.00	(0.05)	0.02
Diluted	$0.18	$0.03	$(0.20)	$0.08

	1st	2nd	3rd	4th
Year ended December 30, 2006	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$385,068	$321,283	$292,473	$299,163
Gross profit	48,449	30,491	18,533	27,071
Operating income (loss)	14,470	793	(10,941)	(512)
Net income (loss):
Continuing operations	8,293	479	(7,098)	(687)
Discontinued operations	0	(107)	0	125
	$8,293	$372	$(7,098)	$(562)
Earnings (loss) per share-basic:
Continuing operations	$0.28	$0.01	$(0.24)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00
Basic	$0.28	$0.01	$(0.24)	$(0.02)
Earnings (loss) per share-diluted:
Continuing operations	$0.28	$0.01	$(0.24)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00
Diluted	$0.28	$0.01	$(0.24)	$(0.02)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal controls over financial reporting, management has concluded that, as of December 30, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, see Item 8. “Financial Statements and Supplemental Data.”

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT, AND CORPORATE GOVERNANCE

The information required by this item concerning the executive officers is set forth in Part I, Item 1 - “Business” of this Annual Report on Form 10-K.

Information required by this Item regarding directors and compliance with Section 16(a) of the Exchange Act is set forth under the captions “Proposal One—Election of Directors” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the Company’s definitive 2007 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding the Company’s Audit Committee and designated “audit committee financial expert” is set forth under the caption “Board of Directors and Committee Meetings - Audit Committee” in the Company’s definitive 2007 Proxy Statement and is incorporated herein by reference.

Corporate Governance, Code of Ethics, and Code of Business Conduct

The Company has certain corporate governance guidelines, a code of ethics that applies to its senior financial officers, as well as a code of business conduct. The code of ethics, code of conduct, as well as other corporate governance information is posted on our Internet web-site. The Internet address for our website is http://www.monaco-online.com, and the code of ethics, code of conduct, and other corporate governance information may be found as follows:

1.                From our main Web page, first click on “Company”

2.                Then, click on “Investor Relations”

3.                Next, select “Corporate Governance” from the “Investor Relations” Menu

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

ITEM 11.         EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Company’s directors and executive officers is set forth under the captions “Compensation Discussion and Analysis and Executive Compensation” and “Director Compensation” in the Company’s definitive 2007 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding certain relationships of the members of the Compensation Committee is set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive 2007 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding the Compensation Committee Report is set forth under the caption “Report of the Compensation Committee” in the Company’s definitive 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding beneficial ownership of the Company’s Common Stock by certain beneficial owners and management set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,916,577	*	$15.29	**	2,017,087
Equity compensation plans not approved by security holders	—		—		—
Total	1,916,577		$15.29		2,017,087

*                    Includes, as of December 30, 2006, stock options and the target number of shares that could be issued under restricted stock units and performance share awards pursuant to the 1993 Stock Plan.

**             The weighted-average exercise price is calculated on the outstanding options granted under the 1993 Stock Plan. Restricted stock units and performance share awards outstanding are not reflected in the weighted-average price calculation due to the fact that such rights have no exercise price.

ITEM 13.         CERTAIN RELATIONSHIPS AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item regarding transactions with related persons is set forth under the caption “Transactions With Related Persons” in the Company’s definitive 2007 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding director independence is set forth under the caption “Director Independence” in the Company’s definitive 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2	1993 Director Option Plan as Amended Through May 13, 2003. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).
10.3†	1993 Stock Option Plan as amended through May 17, 2006. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).
10.3.1	Form of 1993 Stock Plan Performance Share Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).
10.3.2

Form of 1993 Stock Plan Restricted Stock Units for Kay L. Toolson and John W. Nepute. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).

10.3.3	Form of 1993 Stock Plan Restricted Stock Unit Agreement. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.3.4	Form of 1993 Stock Plan Restricted Stock units for directors. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2006).
10.3.5	Form of Director Option Agreement, Initial Grant. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.3.6	Form of Director Option Agreement, Subsequent Grant. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.3.7	Form of 1993 Stock Plan Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.3.8	Form of Annual Irrevocable Election Under Director Stock Plan. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.4†

1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.5†	Executive Variable Compensation Plan (Incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2004).
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

10.6.1

First Amendment to Third Amended and Restated Credit January 4, 2007, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, the lenders party thereto from time to time, US. Bank National Association, as Administrative Lender, Swingline Lender and L/C Bank, and Bank of America, N.A., as Syndication Agent.

10.7	Annual Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).
10.8	Joint Venture Agreement dated January 24, 2007 between the Registrant and International Trust and Engine Corporation.
11.1	Computation of earnings per share (see Note 13 of Notes to Consolidated Financial Statements included in Item 8 hereto).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereof).
31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     The item listed is a compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2007	MONACO COACH CORPORATION
	By:	/s/ KAY L. TOOLSON
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kay L. Toolson	Chairman of the Board and Chief Executive	March 15, 2007
(Kay L. Toolson)	Officer (Principal Executive Officer)
/s/ P. Martin Daley	Vice President and Chief Financial Officer	March 15, 2007
(P. Martin Daley)	(Principal Financial Officer)
/s/ Charles J. Kimball	Chief Accounting Officer	March 15, 2007
(Charles J. Kimball)	(Principal Accounting Officer)
/s/ John F. Cogan	Director	March 15, 2007
(John F. Cogan)
/s/ Richard E. Colliver	Director	March 15, 2007
(Richard E. Colliver)
/s/ Robert P. Hanafee, Jr.	Director	March 15, 2007
(Robert P. Hanafee, Jr.)
/s/ L. Ben Lytle	Director	March 15, 2007
(L. Ben Lytle)
/s/ Dennis D. Oklak	Director	March 15, 2007
(Dennis D. Oklak)

/s/ Richard A. Rouse	Director	March 15, 2007
(Richard A. Rouse)
/s/ Daniel C. Ustian	Director	March 15, 2007
(Daniel C. Ustian)
/s/ Roger A. Vandenberg	Director	March 15, 2007
(Roger A. Vandenberg)

EXHIBIT INDEX

Exhibit No.	Exhibit
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
10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2	1993 Director Option Plan as Amended Through May 13, 2003. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

Exhibit No.	Exhibit
10.3†	1993 Stock Option Plan as amended through May 17, 2006. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).
10.3.1	Form of 1993 Stock Plan Performance Share Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).
10.3.2

Form of 1993 Stock Plan Restricted Stock Units for Kay L. Toolson and John W. Nepute. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).

10.3.3	Form of 1993 Stock Plan Restricted Stock Unit Agreement. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.3.4	Form of 1993 Stock Plan Restricted Stock units for directors. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2006).
10.3.5	Form of Director Option Agreement, Initial Grant. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.3.6	Form of Director Option Agreement, Subsequent Grant. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.3.7	Form of 1993 Stock Plan Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.3.8	Form of Annual Irrevocable Election Under Director Stock Plan. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).
10.4†

1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.5†	Executive Variable Compensation Plan (Incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2004).
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

Exhibit No.	Exhibit
10.6.1

First Amendment to Third Amended and Restated Credit January 4, 2007, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, the lenders party thereto from time to time, U.S. Bank National Association, as Administrative Lender, Swingline Lender and L/C Bank, and Bank of America, N.A., as Syndication Agent.

10.7	Annual Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).
10.8	Joint Venture Agreement dated January 24, 2007 between the Registrant and International Trust and Engine Corporation.
11.1	Computation of earnings per share (see Note 13 of Notes to Consolidated Financial Statements included in Item 8 hereto).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereof).
31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     The item listed is a compensatory plan.