Form 10-Q
period 2007-03-31
MONACO COACH CORP /DE/
filed 2007-05-10
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                                         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  March 31, 2007

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

The number of shares outstanding of common stock, $.01 par value, as of March 31, 2007: 29,936,837

MONACO COACH CORPORATION

FORM 10-Q

March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share data)

	December 30,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash	$4,984	$29,026
Trade receivables, net	81,588	88,399
Inventories, net	155,871	153,945
Resort lot inventory	7,997	6,783
Prepaid expenses	5,624	5,261
Income taxes receivable	6,901	0
Deferred income taxes	38,038	39,802
Total current assets	301,003	323,216

Property, plant, and equipment, net	153,895	151,570
Land held for development	16,300	16,300
Investment in joint venture	0	4,394
Debt issuance costs net of accumulated amortization of $912 and $990, respectively	540	655
Goodwill	86,412	86,412

Total assets	$558,150	$582,547

LIABILITIES
Current liabilities:
Book overdraft	16,626	0
Current portion of long-term debt	5,714	5,714
Line of credit	2,036	0
Income taxes payable	0	2,557
Accounts payable	72,591	107,936
Product liability reserve	15,764	16,509
Product warranty reserve	33,804	34,547
Accrued expenses and other liabilities	44,364	47,383
Discontinued operations	298	288
Total current liabilities	191,197	214,934

Long-term debt, less current portion	29,071	27,643
Deferred income taxes	21,678	21,219
Other long-term liabilities	883	833
Total liabilities	242,829	264,629

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,769,356 and 29,936,837 issued and outstanding, respectively	298	299
Additional paid-in capital	63,722	66,610
Retained earnings	251,301	251,009
Total stockholders’ equity	315,321	317,918

Total liabilities and stockholders’ equity	$558,150	$582,547

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: in thousands of dollars, except share and per share data)

	Quarter Ended
	April 1, 2006	March 31, 2007

Net sales	$385,068	$322,244
Cost of sales	336,619	286,248
Gross profit	48,449	35,996

Selling, general, and administrative expenses	33,979	32,358
Operating income	14,470	3,638

Other income, net	132	113
Interest expense	(1,252)	(967)
Loss from investment in joint venture	0	(278)
Income before income taxes	13,350	2,506

Provision for income taxes	5,057	1,007

Net income	$8,293	$1,499

Earnings per common share:
Basic	$0.28	$0.05
Diluted	$0.28	$0.05

Weighted-average common shares outstanding:
Basic	29,636,222	29,829,697
Diluted	29,828,187	30,405,671

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: in thousands of dollars)

	Quarter Ended
	April 1, 2006	March 31, 2007

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$8,293	$1,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	(16)	(113)
Depreciation and amortization	3,374	3,537
Deferred income taxes	(4,320)	(2,223)
Stock-based compensation expense	331	1,826
Changes in working capital accounts:
Trade receivables, net	(24,115)	(6,811)
Inventories	914	(2,134)
Resort lot inventory	2,554	1,214
Prepaid expenses	400	361
Accounts payable	22,741	35,345
Product liability reserve	(635)	745
Product warranty reserve	963	743
Income taxes payable	7,951	9,458
Accrued expenses and other liabilities	9,972	3,019
Deferred revenue	0	(50)
Discontinued operations	720	(10)
Net cash provided by operating activities	29,127	46,406

Cash flows from investing activities:
Additions to property, plant, and equipment	(3,746)	(1,770)
Investment in joint venture	0	(88)
Proceeds from sale of assets	17	505
Net cash used in investing activities	(3,729)	(1,353)

Cash flows from financing activities:
Book overdraft	(14,529)	(16,626)
Payments on lines of credit, net	(2,500)	(2,036)
Payments on long-term notes payable	0	(1,428)
Debt issuance costs	0	(193)
Dividends paid	(1,780)	(1,791)
Issuance of common stock	1,137	927
Tax benefit of stock-based awards exercised or vested	0	136
Discontinued operations	75	0
Net cash used in financing activities	(17,597)	(21,011)

Net change in cash	7,801	24,042
Cash at beginning of period	586	4,984

Cash at end of period	$8,387	$29,026

See accompanying notes.

MONACO COACH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 30, 2006  and March 31, 2007, and the results of its operations and its cash flows for the quarters ended April 1, 2006 and March 31, 2007.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 30, 2006 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders on Form 10-K.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 30, 2006.

2.     Inventories, Net

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 30,	March 31,
	2006	2007
	(in thousands)

Raw materials	$84,069	$87,377
Work-in-process	55,473	53,364
Finished units	26,773	23,859
Raw material reserves	(10,444)	(10,655)

	$155,871	$153,945

3.     Joint Venture

On February 25, 2007, the Company closed a transaction with International Truck and Engine Corporation to form a joint venture to manufacture substantially all of the Company’s rear diesel chassis.  The terms of the agreement grant the Company a 49% ownership in the joint venture, known as Custom Chassis Products, LLC (CCP).  The investment is accounted for under the equity method.  We contributed $4,060,000 of inventory, $246,000 of fixed assets, $140,000 of cash to CCP and incurred transaction costs of $226,000.  Our portion of CCP’s net loss for the quarter ended March 31, 2007 was $278,000.

4.     Line of Credit

The Company’s credit facilities consist of a revolving line of credit of up to $105.0 million. As of March 31, 2007, there is no balance outstanding on the revolving line of credit (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of March 31, 2007, the Company was in compliance with these covenants.  The Company also has two unused letters of credit totaling $3.0 million outstanding as of March 31, 2007.

5.     Long-Term Notes Payable

As of March 31, 2007, outstanding Term Debt under the credit facilities was $32.9 million.  At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  At March 31, 2007, the weighted-average interest rate on the Term Debt was 7.4%.  The Term Debt is collateralized by all the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  In January 2007, the Company amended its credit facility to modify certain restrictive covenants.  As of March 31, 2007, the Company was in compliance with these covenants.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility.  The principal and interest is due on April 30, 2009.  The loan bears a 5% annual interest rate.

The following table displays the scheduled principal payments by fiscal year that will be due in thousands on the term loans.

Amount of
payment due

2007	$4,286
2008	5,714
2009	6,214
2010	17,143

$33,357

6.     Income Taxes

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109,” (the “Interpretation”) as of the beginning of fiscal year 2007.  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes,” by defining a criterion that an individual tax position must be met for any part of the benefit to be recognized in the financial statements.

As of the beginning of fiscal 2007, the Company’s total unrecognized tax benefits were $850,000 and all of these benefits, if recognized, would affect the Company’s effective tax rate.  The Company also had accrued interest related to these unrecognized tax benefits of $55,000 as of the date of adoption.  The interest expense associated with income tax contingencies is classified as income taxes in the Company’s financial statements.  Penalties associated with income taxes are classified as selling, general, and administrative expenses.  Within twelve months of the date of adoption, it is reasonably possible that the unrecognized tax benefits will decrease by $100,000 to $115,000 due to the expiration of federal and state statutes of limitations.  The federal uncertainty relates to subjectivity in the measurement of certain deductions claimed for United States income tax purposes and the state uncertainty relates to state income tax apportionment matters.

As of the date of adoption, the Company’s income tax returns that remain subject to examination are tax years 2003 through 2006 for U.S. federal income tax and tax years 2002 through 2006 for major state income tax returns.  There have been no material changes in the information above between the date of adoption and March 31, 2007.

7.     Earnings Per Common Share

Basic earnings per common share is based on the weighted-average number of shares outstanding during the period.  Diluted earnings per common share is based on the weighted-average number of shares outstanding during the period, after consideration of the dilutive effect of outstanding stock-based awards.  For the quarter ended March 31, 2007, there were 1,004,915 anti-dilutive stock-based awards excluded from the diluted earnings per share calculation (682,740 for the quarter ended April 1, 2006).  The weighted-average number of common shares used in the computation of earnings per common share were as follows:

	Quarter Ended
	April 1, 2006	March 31, 2007

Basic
Issued and outstanding shares (weighted-average)	29,636,222	29,829,697

Effect of Dilutive Securities
Stock-based awards	191,965	575,974

Diluted	29,828,187	30,405,671

	Quarter Ended
	April 1, 2006	March 31, 2007

Cash dividends per common share	$0.06	$0.06
Cash dividends paid (in thousands)	$1,780	$1,791

8.     Stock-Based Award Plans

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, a non-employee 1993 Director Stock Plan (the “Director Plan”), and an amended and restated 1993 Stock Plan (the “Stock Plan”). The compensation expense recognized in the quarters ended April 1, 2006 and March 31, 2007 for the plans was $331,000 and $1.8 million, respectively. The amount of cash received in the quarters ended April 1, 2006 and March 31, 2007 from the exercise of stock options, stock issued under the Stock Purchase Plan, and stock issued in lieu of some directors’ cash retainer was $1.1 million and $927,000, respectively. The tax benefit realized from stock-based awards exercised or vested in the first quarter of 2006 and 2007 was zero and $136,000, respectively.

Restricted Stock Unit Grant

A component of the Stock Plan permits the Company to grant shares of restricted stock units (RSU’s). These grants are compensation expense under the rules of FAS 123R, and are required to be recognized in the Company’s consolidated statements of income. The valuation of the RSU’s is based on the closing market price of the Common Stock on the date of grant. The RSU’s vest ratably over four years or cliff vest at four years for employees and cliff vest at three years for directors. RSU’s outstanding to participants who meet the retirement eligible provision vest upon actual retirement or the normal vesting period, whichever is earlier. Under Section 162(m) of the Internal Revenue Code of 1986, as amended, RSU’s granted to certain employees require performance criteria to be met in order for the units to cliff vest at three years. The performance criteria is based on the return on equity. As of March 31, 2007, there are 132,686 RSU’s outstanding that require the attainment of the performance criteria.

The compensation expense recognized for RSU’s in the first quarter of 2006 and 2007 was $260,000 and $989,000, respectively. A forfeiture rate is applied to the majority of the RSU participants based on the historical forfeiture experience with stock options. The total remaining expense to be recognized in future periods for outstanding non-vested RSU’s is approximately $4.4 million. The expense is expected to be recognized over a weighted-average period of 3.2 years.

Restricted stock unit transactions under the Stock Plan are summarized with the weighted-average grant-date fair value as follows:

		Weighted-
		Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Non-vested at December 31, 2005	53,250	$14.73
Granted	254,159	12.71
Forfeited	(27,500)	14.67
Non-vested at December 30, 2006	279,909	12.90
Granted	198,049	16.75
Vested	(38,219)	12.95
Forfeited	(2,500)	12.95

Non-vested at March 31, 2007	437,239	$14.64

Performance Share Awards

A component of the Stock Plan also permits the Company to grant performance share awards (PSA’s).  During the first quarter of  2007, the Company granted 138,714 shares under a three-year performance plan.  The plan requires the achievement of performance based on Return on Net Assets-adjusted (RONA) and Total Shareholder Return (TSR) compared to a group of peer companies. Depending on the ranking of the Company’s performance against the peer group, the participants could earn from 0% up to 200% of the target payout of performance shares. A participant who retires during a performance period and meets the retirement eligible provision is entitled to receive 100% of the award that would have otherwise been earned had the participant remained employed through the end of the performance period. The award to such a participant will be settled at the end of the normal performance period.  Grants are currently outstanding under a two-year performance period and two three-year performance periods.

The fair value of share awards requiring achievement of the goal based on TSR is estimated on the date of grant using a lattice-based valuation model.  The assumptions used in the model to value the awards granted in the first quarter of 2007 are noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities were based on historical volatility of the Company’s stock and the average of the competitor companies’ stock, as well as other factors. The Company used historical data to estimate employee termination within the valuation model. The expected term of awards granted was derived from the output of the option valuation model and represents the period of time that awards granted are expected to be outstanding. The risk-free interest rate is based on interest rates on total constant maturity U.S. Treasury notes with lives consistent with the expected lives of the related award. The grant-date fair value of the TSR related awards granted in the first quarter of 2007 is $22.25 per award.

Quarter Ended
March 31, 2007

Risk-free interest rate	4.50%
Expected life (in years)	2 to 3
Expected volatility of the Company	38.60%
Expected dividend yield	1.40%
Peer companies’ average volatility experience	33.10%

The fair value of the share awards requiring achievement of the goal based on RONA is the Common Stock market price at grant date, which was $16.75 for the awards granted in the first quarter of 2007. The recognition of compensation expense is initially based on the probable outcome of the performance condition and adjusted for subsequent changes in the estimated or actual outcome. The Company reassesses at each reporting date whether achievement of the performance condition is probable. The assessment involves comparing the Company’s forecasted RONA for the performance period to the historical RONA achieved by a group of peer companies.

The TSR goal is based on the market price of the Company’s Common Stock as compared to the peer group. This is considered a market condition under FAS 123R, thus compensation expense recognized is not reversed if the goal is not achieved by the end of the performance period. The compensation expense related to share awards that are forfeited is reversed. If the performance goal related to RONA is not met, no compensation expense is recognized and any recognized compensation expense is reversed as of the end of the plan period. A total of $754,000 of compensation expense was recorded during the quarter ended March 31, 2007 relating to the performance share awards. As of March 31, 2007, it was not probable that the RONA goal would be met at the end of the performance periods for the awards granted in 2006 and thus no compensation expense has been recognized. As of March 31, 2007, the expected payout related to the 2007 RONA grants was 25% of the target payout, thus expense of $95,000 was recognized in the first quarter of 2007.  The total remaining expense expected to be recognized in future periods for outstanding PSA’s is approximately $2.0 million. The expense is expected to be recognized over a weighted-average period of 2.2 years. The total number of PSA’s non-vested as of March 31, 2007 was 468,532 shares at target payout. The weighted-average grant-date fair value of these shares is $14.23.

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

In addition to the manufacturing of premium recreational vehicles, the Company owns and operates two motorhome resort properties (Motorhome Resort Segment) located in Las Vegas, Nevada, and Indio, California.  The Company has also acquired property in southern California, and subsequent to the end of quarter we closed on property in Naples, Florida.  These properties are planned to be developed and sold over the next three to five years.  The resorts offer sales of individual lots to motor coach owners and also offer a common interest in the amenities at the resort.  The resorts provide destination locations for premium Class A motor coach owners and help to promote the recreational vehicle lifestyle.

The following table provides the results of operations of the three segments of the Company for the quarters ended April 1, 2006 and March 31, 2007, respectively.  All dollars represented are in thousands.

	Quarter Ended
	April 1, 2006	March 31, 2007

Motorized Recreational Vehicle Segment

Net sales	$254,954	$245,548
Cost of sales	230,001	219,061
Gross profit	24,953	26,487

Selling, general, and administrative expenses and corporate overhead	20,133	23,155

Operating income	$4,820	$3,332

Towable Recreational Vehicle Segment

Net sales	$114,413	$69,480
Cost of sales	100,133	64,753
Gross profit	14,280	4,727

Selling, general, and administrative expenses and corporate overhead	9,408	6,372

Operating income (loss)	$4,872	$(1,645)

Motorhome Resorts Segment

Net sales	$15,701	$7,216
Cost of sales	6,485	2,434
Gross profit	9,216	4,782

Selling, general, and administrative expenses and corporate overhead	4,438	2,831

Operating income	$4,778	$1,951

	Quarter Ended
	April 1, 2006	March 31, 2007
	(in thousands)

Reconciliation to Net Income

Operating income (loss):
Motorized recreational vehicle segment	$4,820	$3,332
Towable recreational vehicle segment	4,872	(1,645)
Motorhome resorts segment	4,778	1,951
Total operating income	14,470	3,638

Other income, net	132	113
Interest expense	(1,252)	(967)
Loss from investment in joint venture	0	(278)
Income before income taxes	13,350	2,506

Provision for income taxes	5,057	1,007

Net income	$8,293	$1,499

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at March 31, 2007 is $576.8 million, with approximately 5.5% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company, including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $362,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

Product Liability

The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company has from time to time been subject to product liability claims.  To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate.  There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable.  Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, results of operations, and financial condition.   The following table discloses significant changes in the product liability:

	Quarter Ended
	April 1, 2006	March 31, 2007
	(in thousands)

Beginning balance	$19,275	$15,764
Expense	2,318	3,911
Payments	(2,953)	(3,166)
Adjustments	73	0

Ending balance	$18,713	$16,509

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

	Quarter Ended
	April 1, 2006	March 31, 2007
	(in thousands)

Beginning balance	$32,902	$33,804
Expense	10,721	9,883
Payments	(9,758)	(9,140)

Ending balance	$33,865	$34,547

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

11.     Subsequent Events

Purchase of Land for Development

On April 20, 2007, the Company acquired land near Naples, Florida for $8.0 million.  The 80 acre parcel will be developed into a motorhome resort with approximately 198 lots available for sale beginning in 2008.

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $700,000 for motor coaches and from $11,000 to $80,000 for towables. Based upon retail registrations in 2006, we believe we had a 23.8% share of the market for diesel Class A motor coaches, a 7.7% share of the market for gas Class A motor coaches, a 16.0% share of the market for all Class A motor coaches, a 2.6% share of the market for all Class B and C motor coaches, a 4.2% share of the market for fifth wheel towables and a 4.6% share of the market for travel trailers.

Motorhome Resort Segment

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California. In addition, the Company has acquired land to develop properties in La Quinta, California, and in Naples, Florida. The Resorts offer sales of individual lots to owners, and also offer common interests in the amenities at the resort. Lot prices at the two resorts range from $79,900 to $339,900. Amenities at the Resorts include: club house facilities, tennis, swimming, and golf. The Resorts provide destination locations for premium Class A motor coach owners, and help to promote the recreational lifestyle.

Business Changes

We have conducted a series of acquisitions during our history. Beginning in March 1993, we commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968. In March 1996, we acquired the Holiday Rambler Division of Harley-Davidson, Inc., a manufacturer of a full line of Class A motor coaches and towables. In August 2001, we acquired SMC Corporation, manufacturer of the Beaver and Safari brand Class A motorhomes. In November 2002, we acquired from Outdoor Resorts of America (“ORA”) three luxury motorcoach resort properties being developed by ORA in Las Vegas, Nevada, Indio, California, and Naples, Florida. In September 2003, we sold the property in Naples, Florida. In November of 2005, we acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster LLC, (collectively referred to as “R-Vision”), manufacturers of R-Vision, Bison, and Roadmaster motorized and towable products. The R-Vision acquisition was accounted for using the purchase method of accounting, through a cash offer on November 18, 2005. All operations of R-Vision have been incorporated for the quarters ended April 1, 2006 and March 31, 2007 in the consolidated quarterly financial statements of the Company included with this Quarterly Report on Form 10-Q.

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

During the first quarter of 2007 we completed the formation of a joint venture with International Truck and Engine Corporation (ITEC) for the purpose of manufacturing rear diesel chassis.  This joint venture, known as Custom Chassis Products LLC (CCP), will enable us to take advantage of purchasing synergies, access engineering and design expertise from ITEC, and improve the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana.  Our ownership interest is 49%, and we are accounting for the activity of this operation using the equity method of accounting.

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended March 31, 2007 Compared to Quarter ended April 1, 2006

The following table illustrates the results of consolidated operations for the quarters ended April 1, 2006 and March 31, 2007.  All dollar amounts are in thousands.

	Quarter Ended	%	Quarter Ended	%	$	%
	April 1, 2006	of Sales	March 31, 2007	of Sales	Change	Change
Net sales	$385,068	100.0%	$322,244	100.0%	$(62,824)	(16.3)%
Cost of sales	336,619	87.4%	286,248	88.8%	50,371	15.0%
Gross profit	48,449	12.6%	35,996	11.2%	(12,453)	(25.7)%
Selling, general, and administrative expenses	33,979	8.8%	32,358	10.0%	1,621	4.8%

Operating income	$14,470	3.8%	$3,638	1.2%	$(10,832)	(74.9)%

Motorized and Towable Recreational Vehicle Segments

The recreational vehicle (“RV”) market in the first quarter of 2007 is continuing to show little signs of returning to more historical levels.  Higher fuel prices, rising interest rates, and uncertainty related to international events have impacted consumer confidence and continue to create challenges for the RV market.  Even though retail sales by our independent dealers on a year over year basis have shown some improvement, the overall contraction in the RV market continues to put pressure on our business.  We believe that this trend will likely continue through most of 2007.*  However, we believe the long-term potential of the RV market is still rooted in solid demographics.  This is most readily evidenced by the  so-called “ baby boomer” generation, which as it ages will continue to expand our target market well into 2015 and should provide a consumer base that is enthusiastic to embrace the RV lifestyle.

The motorized market has been significantly impacted by the current market conditions.  Higher interest rates are placing pressures on our dealers.  Floorplan interest charges are a significant cost of carrying inventory, and as interest rates rise, our dealers, whom we share with our competitors, are more cautious in the amount of inventory that they are willing to carry.  Consequently, we have been very diligent in monitoring the wholesale versus retail shipments of our products.  This has enabled us to manage our finished goods inventories levels without the use of extensive wholesale discounting.  While our gross margins have improved due to the reduced levels of discounting and improvements in our plant efficiencies, they are still not at optimal levels due to the lower run rates within our production facilities.  Despite the current cyclical downturn in the motorized market, we continue to remain optimistic on the prospects for long-term growth in this sector, as the demographics for our customer base show a continuing increase in the number of new entrants into our target age and economic group.*

The towable market has slowed considerably.  The first quarter 2007 retail sales for the industry finished down by 12.6% of the volume of the same period in 2006. FEMA shipments weren’t retail registered.  However, certain price points in the low to mid-priced products are performing better than the higher-end products.  We have been working on developing new floorplans, and new lightweight and inexpensive models to compete in this market sector.  We believe that these new offerings, which will be available in the second quarter of 2007, will enable us to compete very well in these more challenging market conditions. *  Even though the towable market is currently soft, we remain confident that indicators such as the demographics for our customer base remain positive and that the market will remain viable well into the future.*

The recreational vehicle industry is extremely competitive, and retail customers have many choices available to them. To distinguish ourselves within the industry, we introduced our Franchise For The Future (FFTF) program in June of 2005. This program is designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool. To support this, and to encourage our dealers to participate in FFTF, we have worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations. In 2006, we followed this up with Monaco Financial Services (MFS). MFS is a branded financing program from General Electric Commercial Distribution Finance (GECDF) and General Electric Consumer Finance (GECF). Through MFS, our dealer partners earn rebates from GECDF and GECF for wholesale floorplanning, and retail financing for customers. We believe that these concepts, along with other features designed to encourage our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity. *

Motorhome Resort Segment

In the first quarter, our motorhome resort properties experienced challenges in Las Vegas and Indio related to weather conditions, as well as construction access restrictions in Las Vegas.  Even though this caused a reduction in the number of potential new owners visiting our resort, we were successful in maintaining a profitable quarter.  Normal access to the Las Vegas resort was restored near the end of the first quarter and we have seen improved sales since then.  We remain confident that these resort properties will continue to sell through their respective remaining available inventories of lots by the end of 2007.*  To ensure the continued growth of this segment, we have acquired property in southern California, and subsequent to the end of the quarter we closed on property in Naples, Florida.  We will begin construction on these two resorts in the second and third quarters of 2007, and expect to have lots available for sale in the first quarter of 2008.*

Overall Company Performance in the First Quarter of 2007

First quarter net sales decreased 16.3% to $322.2 million compared to $385.1 million for the same period last year.  Sales decreases were the results of continued weakness in the RV segments, and slower seasonal results from our recreational resort properties.  Gross diesel motorized sales were down 0.5%, gas motorized sales were down 35.7%, and towables were down 35.1%.  Diesel products accounted for 68.9% of our first quarter revenues while gas products were 7.4%, and towables were 23.7%.  Our overall unit sales were down 34.9% in the first quarter of 2007 to 5,749 units, with diesel motorized unit sales down 2.7% to 1,112 units, gas motorized unit sales down 26.3% to 348 units, and towable unit sales down 40.6% to 4,289 units.  Towable unit sales decreases were due primarily to the inclusion in the first quarter of 2006 of FEMA related travel trailers that were ordered for hurricane Katrina victims.  In 2007 there was no hurricane related FEMA order placement.  Excluding FEMA related activity, unit sales for towable products declined from 5,198 units in the first quarter of 2006 to 4,289 units in the first quarter of 2007.   Our total average unit selling price increased to $55,800 from $42,600 in the same period last year, reflecting a shift in the mix of products sold.

Gross profit for the first quarter of 2007 decreased to $36.0 million, down from $48.4 million in the first quarter of 2006, and gross margin decreased from 12.6% in the first quarter of 2006 to 11.2% in the first quarter of 2007.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	April 1, 2006	of Sales	March 31, 2007	of Sales	% of Sales
Direct materials	$232,095	60.3%	$196,944	61.1%	0.8%
Direct labor	38,386	10.0%	32,041	9.9%	(0.1)%
Warranty	10,722	2.8%	9,883	3.1%	0.3%
Other direct	23,295	6.0%	16,900	5.2%	(0.8)%
Indirect	32,121	8.3%	30,480	9.5%	1.2%

Total cost of sales	$336,619	87.4%	$286,248	88.8%	1.4%

•       Direct material increases in 2007, as a percent of sales, were 0.8% or $2.6 million. This increase was a result of the changes in the mix of products sold.  In 2006 versus 2007 there was a substantial amount of sales to FEMA for travel trailers.  These units had a lower direct material cost. The remaining portion of the overall total dollar decrease in direct materials of $35.1 million was related to sales volume decreases.

•       Direct labor decreases in 2007, as a percent of sales, were $322,000. This decrease was the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand. The remaining portion of the overall total dollar decrease of $6.3 million in direct labor was the result of sales volume decreases.

•       Increases in warranty expense in 2007, as a percent of sales, were $967,000. These increases were the result of higher warranty costs associated with some of our current model year motorized products. The remaining portion of the overall total dollar decrease in warranty costs of $839,000 was the result of sales volume decreases.

•       Decreases in other direct costs in 2007, as a percent of sales, were $2.6 million. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense . The remaining portion of the overall total dollar decrease in other direct costs of $6.4 million was the result of sales volume decreases.

•       Increases in indirect costs in 2007, as a percent of sales, were $3.9 million.   These increases were the result of running at our plants at lower efficiency due to the reduced volume of sales in 2007 versus 2006.  The overall total dollar decrease of $1.6 million was the result of sales volume decreases.

Selling, general, and administrative expenses (S,G,&A) decreased by $1.6 million in the first quarter of 2007 to $32.4 million compared to the first quarter of 2006 and increased as a percentage of sales from 8.8% in the first quarter of 2006 to 10.0% in the first quarter of 2007.  Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	April 1, 2006	of Sales	March 31, 2007	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$9,581	2.5%	$7,897	2.4%	(0.1)%
Selling expenses	10,987	2.8%	9,846	3.1%	0.3%
Settlement expense	2,318	0.6%	3,911	1.2%	0.6%
Marketing expenses	1,876	0.5%	1,667	0.5%	0.0%
Other	9,217	2.4%	9,037	2.8%	0.4%

Total S,G,&A expenses	$33,979	8.8%	$32,358	10.0%	1.2%

•       Decreases in salaries, bonus and benefit expenses in 2007 were $1.7 million. This decrease was due to a reduction in management bonus expense of $3.2 million that was offset by an increase in the expenses associated with long-term incentive stock-based programs.

•       Decreases in selling expenses in 2007 were $1.1 million. This decrease was due to lower costs for selling programs at our resort properties of $500,000, lower sales commissions of $237,000, and lower costs of $207,000 related to employee benefits.   The remaining difference was comprised of various other related selling expenses.

•       Settlement expense (litigation settlement expense) in 2007 increased by $1.6 million. The total dollar increase was the result of increases in the number of litigation cases in 2007 versus 2006 as well as for the increases in the amounts reserved for certain pending litigation.

•       Decreases in marketing expenses in 2007 were $209,000. These reductions were the result of savings due to lower expenses associated with shows and rallies.

•       Decreases in other expenses in 2007 were $180,000.

Operating income was $3.6 million, or 1.2% of sales, in the first quarter of 2007 compared to $14.5 million, or 3.8% of sales, in the similar 2006 period.  The decrease in operating income was due predominantly to decreased sales.

Net interest expense was $967,000 in the first quarter of 2007 versus $1.3 million in the comparable 2006 period, reflecting lower corporate borrowing during the first quarter of 2007.

We reported a provision for income taxes of $1.0 million in the first quarter of 2007, compared to $5.1 million in the first quarter of 2006, or an effective tax rate of 40.2% in the first quarter of 2007, compared to 37.9% for the comparable 2006 period.  The income tax provision in the first quarter of 2006 included a one-time benefit of $336,000 attributable to the enactment of certain state laws that reduced the Company’s deferred tax liabilities.  The absence of this benefit in the first quarter of 2007 is the primary reason for the increase in the effective tax rate.

Net income for the first quarter of 2007 was $1.5 million compared to $8.3 million for the first quarter of 2006 due primarily to lower sales and gross margin.

First Quarter 2007 versus First Quarter 2006 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the quarters ended April 1, 2006, and March 31, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	April 1, 2006	of Sales	March 31, 2007	of Sales	Change	Change
Net sales	$254,954	100.0%	$245,548	100.0%	$(9,406)	(3.7)%
Cost of sales	230,001	90.2%	219,061	89.2%	10,940	4.8%
Gross profit	24,953	9.8%	26,487	10.8%	1,534	6.1%
Selling, general, and administrative expenses & corporate overhead	20,133	7.9%	23,155	9.4%	(3,022)	(15.0)%

Operating income	$4,820	1.9%	$3,332	1.4%	$(1,488)	(30.9)%

Total net sales for the MRV segment were down from $255.0 million in the first quarter of 2006 to $245.5 million in the first quarter of 2007.  Gross diesel motorized revenues were down 0.5% and gas motorized revenues were down 35.7%.  Diesel products accounted for 90.4% of the MRV segment’s first quarter of 2007 gross revenues while gas products were 9.6%.  The overall decrease in revenues reflected continuing challenges in the marketplace as dealers sought to lower their current inventories because of softened retail demand and higher interest costs associated with their floorplan borrowings.  Our MRV segment unit sales were down 9.6% year over year from 1,615 units in the first quarter of 2006 to 1,460 units in the first quarter of 2007.  Diesel motorized unit sales were down 2.7% to 1,112 units and gas motorized unit sales were down 26.3% to 348 units.

Gross profit for the MRV segment for the first quarter of 2007 increased to $26.5 million, up from $25.0 million in the first quarter of 2006, and gross margin increased from 9.8% in the first quarter of 2006 to 10.8% in the first quarter of 2007.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	April 1, 2006	of Sales	March 31, 2007	of Sales	% of Sales
Direct materials	$157,272	61.7%	$150,726	61.4%	(0.3)%
Direct labor	25,536	10.0%	24,138	9.8%	(0.2)%
Warranty	7,568	3.0%	7,573	3.1%	0.1%
Other direct	13,454	5.3%	10,998	4.5%	(0.8)%
Indirect	26,171	10.2%	25,626	10.4%	0.2%

Total cost of sales	$230,001	90.2%	$219,061	89.2%	(1.0)%

•       Direct material decreases in 2007, as a percent of sales, were 0.3% or $737,000. This decrease was due to changes in the mix of products produced in 2007 versus 2006. The remaining portion of the overall decrease in total dollars associated with direct materials of $6.5 million was due to lower sales volumes in 2007 as compared to 2006.

•       Direct labor decreases in 2007, as a percent of sales, were 0.2% or $491,000. This decrease was the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand. The remaining portion of the overall decrease in total dollars associated with direct labor of $1.4 million was due to lower sales volumes in 2007 as compared to 2006.

•       Increases in warranty costs in 2007, as a percent of sales, were 0.1% or $246,000. These increases were the result of some fit and finish issues. The remaining impact to warranty expense is a result of lower sales volumes in 2007 as compared to 2006.

•       Decreases in other direct costs in 2007, as a percent of sales, were 0.8% or $2.0 million. This decrease was due to improvements in workers’ compensation expense, and a reduction in the amount of out-of-warranty policy rework performed. The remaining portion of the overall decrease in total dollars associated with other direct costs of $2.5 million was due to lower sales volumes in 2007 as compared to 2006.

•       Increases in indirect costs in 2007, as a percent of sales, were 0.2% or $491,000. The increase in indirect costs is related to lower absorption of these costs in our plants as we ran lower production rates in 2007 versus 2006. The overall decrease in total dollars associated with indirect costs of $545,000 was due to lower sales volumes in 2007 as compared to 2006.

S,G,&A expenses for the MRV segment increased as a percent of sales due to lower sales levels and increases in selling expenses. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income decreased as both a percent of sales and in total dollars due to sales and higher gross margins that were offset by increases in S,G,&A expenses as a percent of sales.

First Quarter 2007 versus First Quarter 2006 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV Segment for the quarters ended April 1, 2006, and March 31, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	April 1, 2006	of Sales	March 31, 2007	of Sales	Change	Change
Net sales	$114,413	100.0%	$69,480	100.0%	$(44,933)	(39.3)%
Cost of sales	100,133	87.5%	64,753	93.2%	35,380	35.3%
Gross profit	14,280	12.5%	4,727	6.8%	(9,553)	(66.9)%
Selling, general, and administrative expenses & corporate overhead	9,408	8.2%	6,372	9.2%	3,036	32.3%

Operating income (loss)	$4,872	4.3%	$(1,645)	(2.4)%	$(6,517)	(133.8)%

Total net sales for the TRV segment were down from $114.4 million in the first quarter of 2006 to $69.5 million in the first quarter of 2007.  The decrease in revenues  was due primarily to the inclusion in the first quarter of 2006 of FEMA related travel trailers that were ordered for hurricane Katrina victims.  In 2007 there was no hurricane related FEMA order placement.  Excluding FEMA related activity, unit sales for towable products declined from 5,198 units in the first quarter of 2006 to 4,289 units in the first quarter of 2007.  The Company’s unit sales were down 40.6% to 4,289 units.  Average unit selling price increased to $17,800 in the first quarter of 2007 from $16,300 in the same period last year.

Gross profit for the first quarter of 2007 decreased to $4.7 million,  down from $14.3 million in the first quarter of 2006, and gross margin decreased from 12.5% in the first quarter of 2006 to 6.8% in the first quarter of 2007.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	April 1, 2006	of Sales	March 31, 2007	of Sales	% of Sales
Direct materials	$68,829	60.2%	$44,070	63.4%	3.2%
Direct labor	12,626	11.0%	7,693	11.1%	0.1%
Warranty	3,154	2.7%	2,310	3.3%	0.6%
Other direct	9,812	8.6%	5,875	8.5%	(0.1)%
Indirect	5,712	5.0%	4,805	6.9%	1.9%

Total cost of sales	$100,133	87.5%	$64,753	93.2%	5.7%

•       Direct material increases in 2007, as a percent of sales, were 3.2% or $2.2 million. This increase was due to changes in the mix of products produced in the first quarter of 2007 versus 2006.  The most significant change in the mix relates to the production of FEMA units in 2006, which had a low material cost as a percent of sales. The remaining portion of the overall decrease in total dollars associated with direct materials of $24.8 million is the result of the decrease of sales volumes in 2007 compared to 2006.

•       Direct labor decreases in 2007 are the result of the decrease of sales volumes in 2007 compared to 2006.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.6% or $417,000. This increase was due to a shift in the mix of towables produced that have a higher cost as a percent of sales. The remaining portion of the overall decrease in total dollars associated with warranty costs of $844,000 is the result of the decrease of sales volumes in 2007 compared to 2006.

•       Decreases in other direct costs in 2007 of $3.9 million are the result of the decrease of sales volumes in 2007 compared to 2006.

•       Increases in indirect costs in 2007, as a percent of sales, were 1.9% or $1.3 million. These increases relate to lower absorption of indirect costs in some of our plants as we reduced output in the first quarter of 2007. The remaining portion of the overall decrease in total dollars associated with indirect costs of $907,000 is the result of the decrease of sales volumes in 2007 compared to 2006.

S,G,&A expenses for the TRV segment increased as both a percent of sales and in total dollars due to increases in selling expenses. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income decreased as a percent of sales due to lower gross margins and higher S,G,&A expenses as a percent of sales.

First Quarter 2007 versus First Quarter 2006 for the Motorhome Resort Segment

The following table illustrates the results of the Motorhome Resort Segment (MR segment) for the quarters ended April 1, 2006, and March 31, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	April 1, 2006	of Sales	March 31, 2007	of Sales	Change	Change
Net sales	$15,701	100.0%	$7,216	100.0%	$(8,485)	(54.0)%
Cost of sales	6,485	41.3%	2,434	33.7%	4,051	62.5%
Gross profit	9,216	58.7%	4,782	66.3%	(4,434)	(48.1)%
Selling, general, and administrative expenses & corporate overhead	4,438	28.3%	2,831	39.3%	1,607	36.2%

Operating income	$4,778	30.4%	$1,951	27.0%	$(2,827)	(59.2)%

Net sales decreased 54.0% to $7.2 million compared to $15.7 million for the same period last year.  This decrease was due in part to challenges in Las Vegas and Indio related to weather conditions, as well as construction access restrictions in Las Vegas.

Gross profit for the MR segment increased to 66.3% of sales in the first quarter of 2007 compared to 58.7% of sales in the same period last year.  This was due to the mix of lot sales.  In the first quarter 2007 most sales were from the Indio resort which has a higher gross margin.

S,G,&A expenses decreased in total dollars due to the reduction in sales, as well as to the reduction in participation expense accrued for which was a result of lower profits.  In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now located in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income decreased due to lower sales and to higher S,G,&A costs and corporate overhead allocation as a percent of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  For the first quarter of 2007, the Company generated cash of $46.4 million from operating activities and had a cash balance of $29.0 million at March 31, 2007.  The Company generated $6.7 million from net income and non-cash expenses such as depreciation and amortization, gains on sales of assets, and expenses associated with stock-based compensation.  Other sources of cash included a $35.3 million increase in accounts payable, a decrease of $1.2 million in resort inventory, a $361,000 decrease in prepaid expenses, a $743,000 increase in accruals for product warranty, a $3.0 million increase in accrued liabilities, a $9.5 million increase in income tax payable, and a $745,000 increase in accruals for product liability reserve. The uses of cash in the first quarter of 2007 included a $6.8 million increase in trade receivables, a $2.1 million increase in inventory levels, a decrease of $50,000 in deferred revenue, and a decrease in assets from discontinued operations of $10,000.  Increases in accounts payable are mostly the result of a purchase of a large number of engines from Cummins, and the changes in the amounts of other raw materials at the end of  the first quarter of 2007 versus the fourth quarter of 2006.  Decreases in resort lot inventories are the result of the continued sell through of the Company’s resort properties.  Decreases in prepaid expenses reflect the amortization of prepaid expenses for insurance costs.  Increases in warranty reserves were the result of increases in experience for warranty costs on some of our current model year products. Increases in accrued expenses and other liabilities are associated with increases for accruals for promotions and advertising, employee benefit costs, and participation income.  Increases in income taxes payable reflect the provision for expected income taxes due.  Increases in accrued product liability reflect the increase in activity on pending litigation claims.  Increases in trade accounts receivable reflect the effects of the shipments of products near the end of the quarter.  Increases in inventory  levels were due to the receipt of a large number of Cummins engines that were partially offset by the $4.1 million of inventory contributed to the joint venture. Decreases in deferred revenues are related to revenue associated with Monaco Financial Services that the Company received in 2006 and is amortizing over the length of the contract with GECDF and GECF.   Decreases in assets related to discontinued operations are for the sales of all remaining Royale Coach discontinued products.

On November 18, 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to complete the acquisition of R-Vision. The revolving line of credit remains at $105.0 million. At the quarter ended March 31, 2007, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were zero, and Term Debt borrowings were $32.9 million. At the election of the Company, the Revolving Loan and the Term Debt bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires interest payments quarterly. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants. The Company was in compliance with these covenants at March 31, 2007. The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting. At March 31, 2007, cash is a positive net balance and thus no book overdraft is reported.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At March 31, 2007, the Company had working capital of approximately $108.3 million, a decrease of $1.5 million from working capital of $109.8 million at December 30, 2006. The Company has been using short-term credit facilities and operating cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.* The Company’s capital expenditures were $1.8 million in the first quarter of  2007, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2007 will be approximately $10 to $12 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer defaults on its credit facility from the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 15 months. At March 31, 2007, approximately $576.8 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 5.5% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During the first quarter of 2007, the losses associated with the exercise of repurchase agreements were approximately $99,000. Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an ongoing basis. We closely monitor sales to dealers that are a higher credit risk. The repurchase period is limited, usually to a maximum of 15 months. We believe these activities help to minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory. This helps minimize the losses we incur on repurchased inventory.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments (dollars in thousands).

	PAYMENTS DUE BY PERIOD
Contractual Obligations	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-Term Debt (1)	$5,714	$11,928	$15,715	$0	$33,357
Operating Leases (2)	1,229	1,582	1,402	1,593	5,806

Total Contractual Cash Obligation	$6,943	$13,510	$17,117	$1,593	$39,163

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (3)	$0	$105,000	$0	$0	$105,000
Guarantees (4)	14,302	0	0	0	14,302
Repurchase Obligations (5)	0	576,767	0	0	576,767

Total Commitments	$14,302	$681,767	$0	$0	$696,069

(1)   See Note 5 of the Condensed Consolidated Financial Statements.

(2)   Various leases including manufacturing facilities, aircraft, and machinery and equipment.

(3)   See Note 4 of the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at March 31, 2007.

(4)   Guarantees related to aircraft operating lease.

(5)   Reflects obligations under manufacturer repurchase commitments. See Note 10 of the Condensed Consolidated Financial Statements.

INFLATION

During 2006 and the first quarter of 2007, the Company experienced increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While price increases for these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on the Company’s production costs.  To date, the Company has been successful in passing along most of these increases through increasing the selling prices of its products.  However, there is no certainty that the Company will be able to successfully pass these along in the future.  The current trend in these prices, could have a materially adverse impact on the Company’s business going forward.

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

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109,” as of the beginning of fiscal year 2007.  See Note 6 to the Company’s consolidated quarterly financial statements included with this Quarterly Report on Form 10-Q.

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

We have adopted the Interpretation as of the beginning of fiscal year 2007 and there was no significant impact to the financial statements.

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

•       The fact that we typically ship a large amount of products near quarter-end.

•       Our ability to utilize and expand our manufacturing resources efficiently.

•       Shortages of materials used in our products.

•       Commodity pricing and the effects of inflation on the costs of materials used in our products.

•       Fuel costs and fuel availability.

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

THE RECREATIONAL VEHICLE INDUSTRY IS CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY   The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities. Our business is particularly influenced by cycle swings in the Class A market. While there has been strong secular demand for recreational vehicles since the early 90’s, it has been driven by demand for towable recreational products. Since 2004 there has been a notable divergence in growth rates between towable and motorized recreational vehicles.

Class A unit shipments peaked at approximately 37,300 units in 1994 and declined to approximately 33,000 units in 1995. The Class A segment then went on a steady climb and in 1999 recorded the highest year, in recent history, of Class A shipments, approximately 49,400. Over the next two years, motorhome shipments declined to 33,400 in 2001. Class A shipments then rose for the next 3 years and in 2004 reached 46,300. Over the last two years, however, shipments of Class A motorhomes have dropped, reaching a pre-1994 level of 32,700 in 2006.

The towable segment moved through many of the same cyclical peaks and troughs historically. The shipment level peaked in 1994 at 201,100, dropping-off to 192,200 in 1996 and then growing to 249,600 in 1999. Towable unit shipments suffered a two-year decline in 2000 and 2001, dropping to 207,600. Since then the market has expanded significantly reaching 334,600 in 2006. Unlike the Class A market, the towables segment did not experience a slow down over the last two years because manufacturers have successfully introduced popular new models and the segment was significantly aided by units sold to support the hurricane relief efforts in the Gulf Coast.

Our business is subject to the cyclical nature of this industry and principally the Class A segment. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence. Increasing interest rates and fuel prices over the last two years have adversely affected the Class A recreational vehicle market. An extended continuation of these conditions would materially affect our business, results of operations, and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES   Although our products were offered by over 700 dealerships located primarily in the United States and Canada as of March 31, 2007, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For the quarter ended March 31, 2007, sales to one dealer, Lazy Days RV Center, accounted for 10.3% of total sales compared to 9.2% of sales in the same period ended last year.  For quarters ended April 1, 2006 and March 31, 2007,  sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 36.1% and 35.4% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER   As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer defaults on its credit facility with its lender. Obligations under these agreements vary from period to period, but totaled approximately $576.8 million as of March 31, 2007, with approximately 5.5% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK   We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of March 31, 2007, total trade receivables were $88.4 million, with approximately $63.9 million, or 72.3% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $24.5 million of trade receivables were concentrated substantially all with one dealer. For resort lot customers, funds are required at the time of closing.

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

WE DEPEND ON SINGLE OR LIMITED SOURCES TO PROVIDE US WITH CERTAIN IMPORTANT COMPONENTS THAT WE USE IN THE PRODUCTION OF OUR PRODUCTS   A number of important components for our products are purchased from a single or a limited number of sources. These include chassis from Workhorse and Ford for gas motor coaches and diesel chassis from our newly formed joint venture with International Truck and Engine Corporation.  The joint venture sources turbo diesel engines from Cummins and Caterpillar, substantially all transmissions from Allison and axles from Dana.   We have no long-term supply contracts with these suppliers or their distributors, and we cannot be certain that these suppliers will be able to meet our future requirements. Consequently, the Company has periodically been placed on allocation of these and other key components. The last significant allocation occurred in 1997 from Allison, and in 1999 from Ford. An extended delay or interruption in the supply of any components that we obtain from a single supplier or from a limited number of suppliers could adversely affect our business, results of operations, and financial condition.

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

OUR RECENT GROWTH HAS PUT PRESSURE ON THE CAPABILITIES OF OUR OPERATING, FINANCIAL, AND MANAGEMENT INFORMATION SYSTEMS   In the past few years, we have significantly expanded the complexity of our business. As a result, our management personnel have assumed additional responsibilities. The increase in complexity over a relatively short period of time has put pressure on our operating, financial, and management information systems. If we continue to expand, such growth would put additional pressure on these systems and may cause such systems to malfunction or to experience significant delays.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR ENTERPRISE RESOURCE PLANNING SYSTEM (ERP) IMPLEMENTATION   During 2006, we began to implement a new ERP system and will be subject to certain risks including the following:

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

Item 6.  Exhibits

10.3.1	Form of 1993 Stock Plan Performance Share Agreement.

10.3.2	Form of 1993 Stock Plan Restricted Stock Unit Agreement for Kay L. Toolson and John W. Nepute.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated:	May 10, 2007	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)

EXHIBITS INDEX

Exhibit
Number	Description of Document

10.3.1	Form of 1993 Stock Plan Performance Share Agreement.

10.3.2	Form of 1993 Stock Plan Restricted Stock Unit Agreement for Kay L. Toolson and John W. Nepute.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.