Form 10-Q
period 2007-06-30
MONACO COACH CORP /DE/
filed 2007-08-09
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                                         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2007

or

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

The number of shares outstanding of common stock, $.01 par value, as of June 30, 2007: 29,950,917

MONACO COACH CORPORATION

FORM 10-Q

June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share data)

	December 30,	June 30,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash	$4,984	$2,233
Trade receivables, net	81,588	111,590
Inventories, net	155,871	147,818
Resort lot inventory	7,997	7,151
Prepaid expenses	5,624	4,881
Income taxes receivable	6,901	0
Deferred income taxes	38,038	39,894
Total current assets	301,003	313,567

Property, plant, and equipment, net	153,895	149,017
Land held for development	16,300	24,321
Investment in joint venture	0	3,695
Debt issuance costs net of accumulated amortization of $912 and $1,068, respectively	540	577
Goodwill	86,412	86,412
Total assets	$558,150	$577,589

LIABILITIES
Current liabilities:
Book overdraft	16,626	0
Current portion of long-term debt	5,714	5,714
Line of credit	2,036	0
Income taxes payable	0	2,196
Accounts payable	72,591	97,949
Product liability reserve	15,764	15,833
Product warranty reserve	33,804	36,126
Accrued expenses and other liabilities	44,364	50,079
Discontinued operations	298	0
Total current liabilities	191,197	207,897

Long-term debt, less current portion	29,071	26,214
Deferred income taxes	21,678	21,301
Deferred revenue	883	783
Total liabilities	242,829	256,195

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,769,356 and 29,950,917 issued and outstanding, respectively	298	300
Additional paid-in capital	63,722	67,418
Retained earnings	251,301	253,676
Total stockholders’ equity	315,321	321,394
Total liabilities and stockholders’ equity	$558,150	$577,589

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: in thousands of dollars, except share and per share data)

	Quarter Ended		Six Months Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007

Net sales	$321,283	$335,319	$706,350	$657,563
Cost of sales	290,792	298,721	627,410	584,969
Gross profit	30,491	36,598	78,940	72,594

Selling, general, and administrative expenses	29,429	27,866	63,407	60,223
Plant relocation costs	269	0	269	0
Operating income	793	8,732	15,264	12,371

Other income, net	256	379	388	492
Interest expense	(940)	(947)	(2,192)	(1,914)
Loss from investment in joint venture	0	(699)	0	(977)
Income before income taxes, continuing operations	109	7,465	13,460	9,972

Provision (benefit from) for income taxes, continuing operations	(370)	3,001	4,688	4,009

Income from continuing operations	479	4,464	8,772	5,963

Loss from discontinued operations, net of tax provision	(107)	0	(107)	0

Net income	$372	$4,464	$8,665	$5,963

Earnings per common share:
Basic from continuing operations	$0.01	$0.15	$0.29	$0.20
Basic from discontinued operations	0.00	0.00	0.00	0.00
Basic	$0.01	$0.15	$0.29	$0.20

Diluted from continuing operations	$0.01	$0.15	$0.29	$0.20
Diluted from discontinued operations	0.00	0.00	0.00	0.00
Diluted	$0.01	$0.15	$0.29	$0.20

Weighted-average common shares outstanding:
Basic	29,708,892	29,946,436	29,672,558	29,888,068
Diluted	29,891,165	30,370,432	29,859,549	30,387,879

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: in thousands of dollars)

	Six Months Ended
	July 1, 2006	June 30, 2007

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$8,665	$5,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	(12)	(111)
Depreciation and amortization	6,973	7,068
Deferred income taxes	(5,367)	(2,232)
Stock-based compensation expense	1,720	2,484
Net losses in equity investment	0	977
Changes in working capital accounts:
Trade receivables, net	(560)	(30,002)
Inventories	(6,841)	3,993
Resort lot inventory	917	846
Prepaid expenses	(1,068)	738
Land held for development	(16,300)	(8,021)
Accounts payable	17,439	25,358
Product liability reserve	(1,184)	69
Product warranty reserve	1,328	2,048
Income taxes payable	2,443	9,097
Accrued expenses and other liabilities	8,663	5,717
Deferred revenue	983	(100)
Discontinued operations	2,247	(18)
Net cash provided by operating activities	20,046	23,874

Cash flows from investing activities:
Additions to property, plant, and equipment	(5,771)	(2,669)
Investment in joint venture	0	(366)
Proceeds from sale of assets	98	505
Net cash used in investing activities	(5,673)	(2,530)

Cash flows from financing activities:
Book overdraft	(14,545)	(16,626)
Borrowings (payments) on lines of credit, net	7,108	(2,036)
Payments on long-term notes payable	(2,857)	(2,857)
Debt issuance costs	0	(193)
Dividends paid	(3,563)	(3,597)
Issuance of common stock	1,236	1,078
Tax benefit of stock-based awards exercised or vested	0	136
Discontinued operations	90	0
Net cash used in financing activities	(12,531)	(24,095)

Net change in cash	1,842	(2,751)
Cash at beginning of period	586	4,984

Cash at end of period	$2,428	$2,233

See accompanying notes.

MONACO COACH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 30, 2006  and June 30, 2007, and the results of its operations for the quarters and six months ended July 1, 2006 and June 30, 2007 and its cash flows for the six months ended July 1, 2006 and June 30, 2007.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The balance sheet data as of December 30, 2006 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 30, 2006, nor does it include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 30, 2006.

2.                     Inventories, net

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 30,	June 30,
	2006	2007
	(in thousands)

Raw materials	$84,069	$77,505
Work-in-process	55,473	57,306
Finished units	26,773	23,065
Raw material reserves	(10,444)	(10,058)
	$155,871	$147,818

3.                       Joint Venture

On February 25, 2007, the Company closed a transaction with International Truck and Engine Corporation to form a joint venture to manufacture all of the Company’s rear diesel chassis.  The terms of the agreement grant the Company a 49% ownership in the joint venture, known as Custom Chassis Products, LLC (CCP).  The investment is accounted for under the equity method.  The Company contributed $4,060,000 of inventory, $246,000 of fixed assets, $140,000 of cash to CCP and incurred transaction costs of $226,000.  The Company’s portion of CCP’s net loss for the quarter and six months ended June 30, 2007 was $699,000 and $977,000, respectively.

4.                     Land Held for Development

In June 2006, the Company acquired an 80 acre piece of undeveloped land near LaQuinta, California for $16.3 million.  In addition on April 20, 2007, the Company acquired a 20 acre parcel near Naples, Florida for the purchase price of $8.0 million.  These two properties will be developed as motorcoach only resorts and should have lots available for sale in the first quarter of 2008.

5.                       Line of Credit

The Company’s credit facilities consist of a revolving line of credit of up to $105.0 million. As of June 30, 2007, there was no balance outstanding on the revolving line of credit (the “Revolving Loan”).  At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio.  The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  As of June 30, 2007, the Company was in compliance with these covenants.  The Company also has three unused letters of credit totaling $4.0 million outstanding as of June 30, 2007.

6.                     Long-Term Notes Payable

As of June 30, 2007, outstanding Term Debt under the credit facilities was $31.4 million.  At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  At June 30, 2007, the weighted-average interest rate on the Term Debt was 7.9%.  The Term Debt is collateralized by all of the assets of the Company.  The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth.  In January 2007, the Company amended its credit facility to modify certain restrictive covenants.  As of June 30, 2007, the Company was in compliance with these covenants.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility.  The principal and interest are due on April 30, 2009.  The loan bears a 5% annual interest rate.

The following table displays the scheduled principal payments by fiscal year that will be due in thousands on the term loans.

Amount of
payment due

2007	$2,857
2008	5,714
2009	6,214
2010	17,143

$31,928

7.                     Income Taxes

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

As of the beginning of fiscal 2007, the Company’s total unrecognized tax benefits were $850,000 and all of these benefits, if recognized, would positively affect the Company’s effective tax rate.  The Company also had accrued interest related to these unrecognized tax benefits of $55,000 as of the date of adoption.  The interest expense associated with income tax contingencies is classified as income taxes in the Company’s financial statements.  Penalties associated with income taxes are classified as selling, general, and administrative expenses.  Within twelve months of the date of adoption, it is reasonably possible that the unrecognized tax benefits will decrease by an amount in the range of $100,000 to $115,000 due to the expiration of federal and state statutes of limitations.  The federal uncertainty relates to subjectivity in the measurement of certain deductions claimed for United States income tax purposes and the state uncertainty relates to state income tax apportionment matters.

As of the date of adoption, the Company’s income tax returns that remain subject to examination are tax years 2003 through 2006 for U.S. federal income tax and tax years 2002 through 2006 for major state income tax returns.  There have been no material changes in the information above between the date of adoption and June 30, 2007.

8.                       Earnings Per Common Share

Basic earnings per common share is based on the weighted-average number of shares outstanding during the period.  Diluted earnings per common share is based on the weighted-average number of shares outstanding during the period, after consideration of the dilutive effect of outstanding stock-based awards.  For the quarter ended June 30, 2007, there were 797,500 anti-dilutive stock-based awards excluded from the diluted earnings per share calculation (835,450 for the quarter ended July 1, 2006).  The weighted-average number of common shares used in the computation of earnings per common share were as follows:

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007

Basic
Issued and outstanding shares (weighted-average)	29,708,892	29,946,436	29,672,558	29,888,068

Effect of Dilutive Securities
Stock-based awards	182,273	423,996	186,991	499,811

Diluted	29,891,165	30,370,432	29,859,549	30,387,879

	Quarter Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007

Cash dividends per common share	$0.06	$0.06	$0.12	$0.12
Cash dividends paid (in thousands)	$1,783	$1,797	$3,563	$3,597

9.                       Stock-Based Award Plans

The Company has a non-employee 1993 Director Stock Plan (the “Director Plan”), and an amended and restated 1993 Stock Plan (the “Stock Plan”). The Company also had an Employee Stock Purchase Plan (the “Purchase Plan”) - 1993, which had expenses recognized in periods prior to fiscal 2007. The compensation expense recognized in the quarters ended July 1, 2006 and June 30, 2007 for the plans was $1.4 million and $658,000, respectively. The amount of cash received in the quarters ended July 1, 2006 and June 30, 2007 from the exercise of stock options, stock issued under the Purchase Plan, and stock issued in lieu of some directors’ cash retainers was $99,000 and $150,000, respectively. There was no tax benefit realized from stock-based awards exercised or vested in the second quarter of 2006 or 2007.

On June 21, 2007, the Company’s Board of Directors approved the Monaco Coach Corporation 2007 Employee Stock Purchase Plan and reserved 400,000 shares of Common Stock for issuance under the plan. Although the Stock Plan has not yet been approved by the stockholders, before the Company will issue any shares under the plan, it must be approved by the stockholders of the Company. The Company intends to seek such approval at the Annual Meeting in May 2008.

Restricted Stock Unit Grant

A component of the Stock Plan permits the Company to grant restricted stock units (RSU’s). These grants are treated as compensation expense under the rules of FAS 123R, and are required to be recognized in the Company’s consolidated statements of income. The valuation of the RSU’s is based on the closing market price of the Common Stock on the date of grant. The RSU’s vest ratably over four years or vest in full at four years for employees and vest in full at three years for directors.  RSU’s held by participants who meet the retirement eligibility provision vest upon actual retirement or the normal vesting period, whichever is earlier. Under Section 162(m) of the Internal Revenue Code of 1986, as amended, RSU’s granted to certain employees require performance criteria to be met in order for the units to vest in full at three years. The performance criteria are based on the Company’s return on equity. As of June 30, 2007, there were 132,686 RSU’s outstanding that require the attainment of the performance criteria.

The compensation expense recognized for RSU’s in the second quarters of 2006 and 2007 was $260,000 and $372,000, respectively. A forfeiture rate is applied to the majority of the RSU participants based on the historical forfeiture experience with stock options. The total remaining expense to be recognized in future periods for outstanding non-vested RSU’s is approximately $4.0 million. The expense is expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock unit transactions under the Stock Plan are summarized with the weighted-average grant-date fair value as follows:

		Weighted-
		Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Non-vested at December 31, 2005	53,250	$14.73
Granted	254,159	12.71
Forfeited	(27,500)	14.67
Non-vested at December 30, 2006	279,909	12.90
Granted	198,049	16.75
Vested	(38,219)	12.95
Forfeited	(2,500)	12.95
Non-vested at March 31, 2007	437,239	14.64
Forfeited	(1,500)	14.85
Non-vested at June 30, 2007	435,739	$14.64

Performance Share Awards

A component of the Stock Plan also permits the Company to grant performance share awards (PSA’s).  No awards were granted in the second quarter of 2007.  The plan requires the achievement of performance by the Company based on Return on Net Assets-adjusted (RONA) and Total Shareholder Return (TSR) compared to a group of peer companies. Depending on the ranking of the Company’s performance against the peer group, the participants could earn from 0% up to 200% of the target payout of performance shares. A participant who retires during a performance period and meets the retirement eligibility provision is entitled to receive 100% of the award that would have otherwise been earned had the participant remained employed through the end of the performance period. The award to such a participant will be settled at the end of the normal performance period.  Grants are currently outstanding under a two-year performance period and two three-year performance periods.

The fair value of share awards requiring achievement of the goal based on TSR is estimated on the date of grant using a lattice-based valuation model.  The assumptions used in the model to value the awards granted in the second quarter of 2007 are noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities were based on historical volatility of the Company’s stock and the average of the competitor companies’ stock, as well as other factors. The Company used historical data to estimate employee terminations within the valuation model. The expected term of awards granted was derived from the output of the option valuation model and represents the period of time that awards granted are expected to be outstanding. The risk-free interest rate is based on interest rates on total constant maturity U.S. Treasury notes with lives consistent with the expected lives of the related award. The grant-date fair value of the TSR related awards granted in the first quarter of 2007 is $22.25 per award.

Quarter Ended
June 30, 2007

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

The TSR goal is based on the market price of the Company’s Common Stock as compared to the peer group. This is considered a market condition under FAS 123R, thus compensation expense recognized is not reversed if the goal is not achieved by the end of the performance period. The compensation expense related to share awards that are forfeited is reversed. If the performance goal related to RONA is not met, no compensation expense is recognized and any recognized compensation expense is reversed as of the end of the plan period. The compensation expense recognized for performance share awards in the second quarter of 2006 and 2007 was $947,000 and $275,000, respectively.  As of June 30, 2007, it was not probable that the RONA goal would be met at the end of the performance periods for the awards granted in 2006 and thus no compensation expense has been recognized. As of June 30, 2007, the expected payout related to the 2007 RONA grants was 25% of the target payout, thus expense of $19,000 was recognized in the second quarter of 2007.  The total remaining expense expected to be recognized in future periods for outstanding PSA’s is approximately $1.7 million. The expense is expected to be recognized over a weighted-average period of 2.0 years. The total number of non-vested PSA’s as of June 30, 2007 was 468,532 shares at target payout. The weighted-average grant-date fair value of these shares is $14.23.

10.                Segment Reporting

The following table provides the results of operations of the three segments of the Company for the quarters ended July 1, 2006 and June 30, 2007, respectively.  All dollars are in thousands.

	Quarter Ended		Six Months Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007

Motorized Recreational Vehicle Segment

Net sales	$225,620	$250,662	$480,569	$496,210
Cost of sales	209,727	224,403	439,589	443,464
Gross profit	15,893	26,259	40,980	52,746

Selling, general, and administrative expenses and corporate overhead	18,780	20,035	38,870	43,189
Plant relocation costs	269	0	269	0

Operating income (loss)	$(3,156)	$6,224	$1,841	$9,557

Towable Recreational Vehicle Segment

Net sales	$89,226	$80,968	$203,643	$150,448
Cost of sales	79,582	72,686	179,853	137,439
Gross profit	9,644	8,282	23,790	13,009

Selling, general, and administrative expenses and corporate overhead	8,057	5,862	17,509	12,234

Operating income	$1,587	$2,420	$6,281	$775

Motorhome Resorts Segment

Net sales	$6,437	$3,689	$22,138	$10,905
Cost of sales	1,483	1,632	7,968	4,066
Gross profit	4,954	2,057	14,170	6,839

Selling, general, and administrative expenses and corporate overhead	2,592	1,969	7,028	4,800

Operating income	$2,362	$88	$7,142	$2,039

	Quarter Ended		Six Months Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007

Reconciliation to Net Income

Operating income (loss):
Motorized recreational vehicle segment	$(3,156)	$6,224	$1,841	$9,557
Towable recreational vehicle segment	1,587	2,420	6,281	775
Motorhome resorts segment	2,362	88	7,142	2,039
Total operating income	793	8,732	15,264	12,371

Other income, net	256	379	388	492
Interest expense	(940)	(947)	(2,192)	(1,914)
Loss from investment in joint venture	0	(699)	0	(977)
Income before income taxes, continuing operations	109	7,465	13,460	9,972

Provision (benefit from) for income taxes, continuing operations	(370)	3,001	4,688	4,009

Income from continuing operations	479	4,464	8,772	5,963

Loss from discontinued operations, net of tax provision	(107)	0	(107)	0

Net income	$372	$4,464	$8,665	$5,963

11.                Commitments and Contingencies

Repurchase Agreements

Most of the Company’s sales to independent dealers are made on a “floor plan” basis by a bank or finance company which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles.  Upon request of a lending institution financing a dealer’s purchases of the Company’s product, the Company will execute a repurchase agreement.  These agreements provide that, for up to 15 months after a unit is shipped, the Company will repurchase a dealer’s inventory in the event of a default by a dealer to its lender.

The Company’s liability under repurchase agreements is limited to the unpaid balance owed to the lending institution by reason of its extending credit to the dealer to purchase its vehicles, reduced by the resale value of vehicles which may be repurchased.  The risk of loss is spread over numerous dealers and financial institutions.

The approximate amount subject to contingent repurchase obligations arising from these agreements at June 30, 2007 is $540.2 million, with approximately 5.4% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company, including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $362,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

Product Liability

The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company has from time to time been subject to product liability claims.  To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available up to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate.  There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable.  Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, results of operations, and financial condition.   The following table discloses significant changes in the product liability:

	Quarter Ended
	July 1, 2006	June 30, 2007
	(in thousands)

Beginning balance	$18,713	$16,509
Expense	3,649	2,580
Payments/adjustments	(4,270)	(3,256)

Ending balance	$18,092	$15,833

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

	Quarter Ended
	July 1, 2006	June 30, 2007
	(in thousands)

Beginning balance	$33,865	$33,547
Expense	10,113	11,463
Payments/adjustments	(9,748)	(8,884)

Ending balance	$34,230	$36,126

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include, but are not limited to, those in this report that have been marked with an asterisk (*).  In addition, statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including those set forth below in Part II, Item 1A under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  The reader should carefully consider, together with the other matters referred to herein, the factors set forth in Part II, Item 1A under the caption “Risk Factors,” as well as in other documents we file with the Securities and Exchange Commission.  We caution the reader, however, that these factors may not be exhaustive.  In addition, we do not undertake the obligation to publicly update or revise any “forward-looking statements,” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $700,000 for motor coaches and from $11,000 to $80,000 for towables. Based upon retail registrations in the first five months of 2007, we believe we had a 25.5% share of the market for diesel Class A motor coaches, a 6.5% share of the market for gas Class A motor coaches, a 16.2% share of the market for all Class A motor coaches, a 2.9% share of the market for Class C motor coaches, a 3.9% share of the market for fifth wheel towables and a 4.5% share of the market for travel trailers.

Motorhome Resort Segment

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California. In addition, the Company has acquired land to develop properties in La Quinta, California, and in Naples, Florida. The Resorts offer sales of individual lots to owners, and also offer common interests in the amenities at the resort. Lot prices for remaining unsold lots at the two resorts range from $149,900 to $349,900. Amenities at the Resorts include:  club house facilities, tennis, swimming, and golf. The Resorts provide destination locations for premium Class A motor coach owners, and help to promote the recreational lifestyle.

Business Changes

During the first quarter of 2007, we completed the formation of a joint venture with International Truck and Engine Corporation (ITEC) for the purpose of manufacturing rear diesel chassis.  This joint venture, known as Custom Chassis Products LLC (CCP), will enable us to take advantage of purchasing synergies, access engineering and design expertise from ITEC, and improve the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana.  Our ownership interest is 49%, and we are accounting for the activity of this operation using the equity method of accounting.

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended June 30, 2007 Compared to Quarter ended July 1, 2006

The following table illustrates the results of consolidated operations for the quarters ended July 1, 2006 and June 30, 2007.  All dollar amounts are in thousands.

	Quarter Ended	%	Quarter Ended	%	$	%
	July 1, 2006	of Sales	June 30, 2007	of Sales	Change	Change
Net sales	$321,283	100.0%	$335,319	100.0%	$14,036	4.4%
Cost of sales	290,792	90.5%	298,721	89.1%	(7,929)	(2.8)%
Gross profit	30,491	9.5%	36,598	10.9%	6,107	20.0%
Selling, general, and administrative expenses	29,429	9.2%	27,866	8.3%	1,563	5.3%
Plant relocation costs	269	0.1%	0	0.0%	269	100.0%

Operating income	$793	0.2%	$8,732	2.6%	$7,939	1,001.1%

Motorized and Towable Recreational Vehicle Segments

The recreational vehicle (“RV”) market in the second quarter of 2007 displayed some signs of modest growth compared to the second quarter of 2006. Fuel prices, while still at or near historical highs, have climbed more slowly.  However, even though retail sales by our independent dealers on a year-over-year basis have shown some improvement, the overall contraction in the RV market, down 1.3% through May 2007, continues to put pressure on our business.  We believe that this trend will likely continue through most of 2007.*  However, we believe the long-term potential of the RV market is still rooted in solid demographics.  This is most readily evidenced by the  so-called “ baby boomer” generation, which as it ages will continue to expand our target market well into 2015 and should provide a consumer base that is enthusiastic to embrace the RV lifestyle.

The motorized market has been significantly impacted by the current market conditions.  Higher interest rates are placing pressures on our dealers.  Floorplan interest charges are a significant cost of carrying inventory, and as interest rates rise, our dealers, whom we share with our competitors, are more cautious in the amount of inventory that they are willing to carry.  Consequently, we have been very diligent in monitoring the wholesale versus retail shipments of our products.  This has enabled us to manage our finished goods inventory levels without the use of extensive wholesale discounting.  While our gross margins have improved due to the reduced levels of discounting and improvements in our plant efficiencies, they are still not at optimal levels due to the lower run rates within our production facilities.  We continue to research ways to consolidate component manufacturing operations to improve our indirect costs of sales.  We expect that we will have more of these projects over the next several quarters.*

Despite the current cyclical downturn in the motorized market, we continue to remain optimistic on the prospects for long-term growth in this sector, as the demographics for our customer base show a continuing increase in the number of new entrants into our target age and economic group.*

The towable market in 2007 has slowed somewhat compared to 2006.  During the first five months of 2007, retail unit sales for the industry finished down 1.8% from the same period in 2006. However, the low-to-mid-priced products are performing better than the higher-end products.  We recently introduced several new floorplans, and new lightweight and inexpensive models to compete in this market sector.  We believe that these new offerings, which became available at the end of the second quarter of 2007, will enable us to compete more effectively in these more challenging market conditions. *

As in the case of our motorized production, we also have excess capacity at our towable facilities.  As a result, we recently announced our planned consolidation of the Elkhart towable production into our Wakarusa and Warsaw, Indiana production facilities.   This move will increase plant utilization in the remaining facilities and decrease indirect costs of sales.*  We expect to complete the consolidation in the fourth quarter of 2007.*  Expenses associated with relocation costs should be approximately $900,000, and will be incurred during the third and fourth quarters of 2007.  Synergies associated with the relocation are expected to more than offset the related costs in the fourth quarter.*

The recreational vehicle industry is extremely competitive, and retail customers have many choices available to them. To distinguish ourselves within the industry, we introduced our Franchise For The Future (FFTF) program in June of 2005. This program is designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool. To support this, and to encourage our dealers to participate in FFTF, we have worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations. In 2006, we followed this up with Monaco Financial Services (MFS). MFS is a branded financing program from General Electric Commercial Distribution Finance (GECDF) and General Electric Consumer Finance (GECF). Through MFS, our dealer partners earn rebates from GECDF and GECF for wholesale floorplanning and retail financing for customers. We believe that these concepts, along with other features designed to encourage our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity. *

Motorhome Resort Segment

We are nearing the end of the resort projects in both Indio and Las Vegas.  Currently we have sixty-nine lots available between the two resorts.  Second quarter sales were slower than the prior year, but this was due mostly to having fewer lots available for sale, which impacts sales absorption of new lots as they compete with resales of owner lots.  We remain confident that these resort properties will continue to sell through a majority of their remaining lots by the end of 2007.*  To ensure the continued growth of this segment, we have acquired property in Southern California, and in Naples, Florida.  We have complied with most permitting requirements in Naples and La Quinta, and are in the process of breaking ground in Naples.  We expect that we will begin ground work in La Quinta during the third quarter of 2007.  We expect to have completed lots available for sale in both resorts in the first and second quarters of 2008.*

Overall Company Performance in the Second Quarter of 2007

Second quarter net sales increased 4.4% to $335.3 million compared to $321.3 million for the same period last year.  The sales increase was due to increased MRV segment sales that offset slower sales in the TRV and MR segments.  Gross diesel motorized sales were up 13.2%, gas motorized sales were down 14.1%, and towables were down 5.5%.  Diesel products accounted for 65.3% of our second quarter revenues while gas products were 8.4%, and towables were 26.3%.  Our overall unit sales were down 4.2% in the second quarter of 2007 to 6,728 units, with diesel motorized unit sales up 11.8% to 1,096 units, gas motorized unit sales down 1.4% to 422 units, and towable unit sales down 7.2% to 5,210 units.  Our total average unit selling price increased to $50,000 from $45,700 in the same period last year, reflecting a shift in the mix of products sold.

Gross profit for the second quarter of 2007 increased to $36.6 million, up from $30.5 million in the second quarter of 2006, and gross margin increased from 9.5% in the second quarter of 2006 to 10.9% in the second quarter of 2007.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	July 1, 2006	of Sales	June 30, 2007	of Sales	% of Sales
Direct materials	$198,797	61.9%	$210,495	62.8%	0.9%
Direct labor	33,810	10.5%	32,583	9.7%	(0.8)%
Warranty	10,114	3.1%	11,463	3.4%	0.3%
Other direct	19,325	6.0%	16,345	4.9%	(1.1)%
Indirect	28,746	9.0%	27,835	8.3%	(0.7)%

Total cost of sales	$290,792	90.5%	$298,721	89.1%	(1.4)%

•       Direct materials increases in 2007, as a percent of sales, were 0.9% or $3.0 million. The majority of this difference is because the total cost of diesel chassis that are now purchased from the CCP joint venture are now included in this line item whereas in 2006 only the materials portion of the overall chassis cost was included. Direct labor and indirect costs related to chassis production were recorded in those respective line items in 2006. The net increase in total dollars associated with direct materials of $11.7 million was related to sales volume increases in 2007 compared to 2006.

•       Direct labor decreases in 2007, as a percent of sales, were 0.8% or $2.7 million. This decrease was the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand.  This included moving chassis production to the CCP joint venture as discussed above.  The net decrease in total dollars associated with direct labor of $1.2 million was the result of sales volume increases in 2007 compared to 2006.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.3% or $1.0 million. These increases were the result of higher warranty costs associated with some of our current model year motorized products. The net increase in total dollars associated with warranty costs of $1.3 million was the result of sales volume increases in 2007 compared to 2006.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.1% or $3.7 million. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense, and other employee related benefit costs. The net decrease in total dollars associated with other direct costs of $3.0 million was the result of sales volume increases in 2007 compared to 2006.

•       Decreases in indirect costs in 2007 were $911,000. These decreases were the result of improvements in efficiencies at our plants as a result of consolidation of component facilities, including the changes due to the joint venture operations. The decrease in total dollars associated with indirect costs resulted in an improvement of 0.7% as a percentage of sales in 2007 compared to 2006.

Selling, general, and administrative expenses (S,G,&A) decreased by $1.6 million in the second quarter of 2007 to $27.9 million compared to the second quarter of 2006 and decreased as a percentage of sales from 9.2% in the second quarter of 2006 to 8.3% in the second quarter of 2007.  Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	July 1, 2006	of Sales	June 30, 2007	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$5,275	1.6%	$6,836	2.0%	0.4%
Selling expenses	9,936	3.2%	8,162	2.4%	(0.8)%
Settlement expense	3,649	1.1%	2,580	0.8%	(0.3)%
Marketing expenses	2,404	0.8%	1,998	0.6%	(0.2)%
Other	8,165	2.5%	8,290	2.5%	0.0%

Total S,G,&A expenses	$29,429	9.2%	$27,866	8.3%	(0.9)%

•       Increases in salaries, bonus and benefit expenses in 2007 were $1.6 million. This increase was due to an increase in management bonus expense of $2.5 million that was offset by decreases in the expenses associated with long-term incentive stock-based programs.

•       Decreases in selling expenses in 2007 were $1.8 million. This decrease was due to lower costs for selling programs at our dealers’ lots of $1.5 million.   The remaining difference was comprised of various other related selling expenses.

•       Settlement expense (litigation settlement expense) in 2007 decreased by $1.1 million. The total dollar decrease was the result of decreases in the number of litigation cases in 2007 compared to 2006 as well as for favorable resolutions of certain litigation claims.

•       Decreases in marketing expenses in 2007 were $407,000. These reductions were the result of savings due to lower expenses associated with shows and rallies as well as reductions in co-op advertising.

Plant relocation costs in the second quarter of 2006 were related to costs associated with the termination of one of the facilities in our Bend, Oregon operations.  In 2005, the Company relocated the Bend operations to its Coburg, Oregon location.  All costs associated with this relocation have already been accrued in previous periods. The Company does not expect that there will be future costs related to this relocation that will significantly impact ongoing results of operations.*

Operating income was $8.7 million, or 2.6% of sales, in the second quarter of 2007 compared to $793,000, or 0.2% of sales, in the similar 2006 period.  The increase in operating income was due predominantly to increased sales, improved gross margins, and lower S,G&A costs.

Net interest expense was $947,000 in the second quarter of 2007 versus $940,000 in the comparable 2006 period, reflecting lower corporate borrowing during the second quarter of 2007 that was offset by higher interest rates.

We reported a provision for income taxes of $3.0 million, or an effective tax rate of 40.2%, in the second quarter of 2007, compared to a benefit from income taxes of $370,000 in the second quarter of 2006.  The income tax benefit in the second quarter of 2006 was primarily attributable to a favorable outcome from a state income tax audit.  The absence of this non-recurring benefit in the second quarter of 2007 is the primary reason for the increase in the effective tax rate.

Net income for the second quarter of 2007 was $4.5 million compared to $372,000 for the second quarter of 2006 due primarily to higher sales and gross margin.

Second  Quarter 2007 versus Second Quarter 2006 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the quarters ended July 1, 2006, and June 30, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	July 1, 2006	of Sales	June 30, 2007	of Sales	Change	Change
Net sales	$225,620	100.0%	$250,662	100.0%	$25,042	11.1%
Cost of sales	209,727	93.0%	224,403	89.5%	(14,676)	(7.0)%
Gross profit	15,893	7.0%	26,259	10.5%	10,366	65.2%
Selling, general, and administrative expenses and corporate overhead	18,780	8.3%	20,035	8.0%	(1,255)	(6.7)%
Plant relocation costs	269	0.1%	0	0.0%	269	100.0%

Operating income	$(3,156)	(1.4)%	$6,224	2.5%	$9,380	297.2%

Total net sales for the MRV segment were up from $225.6 million in the second quarter of 2006 to $250.7 million in the second quarter of 2007.  Gross diesel motorized revenues were up 13.2% and gas motorized revenues were down 14.1%.  Diesel products accounted for 88.6% of the MRV segment’s second quarter of 2007 gross revenues while gas products were 11.4%.  The overall increase in revenues is due to the Company’s increase in retail market share.  Our MRV segment unit sales were up 7.8% year over year from 1,408 units in the second quarter of 2006 to 1,518 units in the second quarter of 2007.  Diesel motorized unit sales were up 11.8% to 1,096 units and gas motorized unit sales were down 1.4% to 422 units.

Gross profit for the MRV segment for the second quarter of 2007 increased to $26.3 million, up from $15.9 million in the second quarter of 2006, and gross margin increased from 7.0% in the second quarter of 2006 to 10.5% in the second quarter of 2007.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	July 1, 2006	of Sales	June 30, 2007	of Sales	% of Sales
Direct materials	$142,225	63.0%	$159,149	63.5%	0.5%
Direct labor	23,657	10.5%	23,233	9.3%	(1.2)%
Warranty	7,655	3.4%	8,599	3.4%	0.0%
Other direct	12,297	5.5%	10,320	4.1%	(1.4)%
Indirect	23,893	10.6%	23,102	9.2%	(1.4)%

Total cost of sales	$209,727	93.0%	$224,403	89.5%	(3.5)%

•       Direct materials increases in 2007, as a percent of sales, were 0.5% or $1.3 million. The majority of this difference is because the total cost of diesel chassis that are now purchased from CCP joint venture are now included in this line item whereas in 2006, only the materials portion of the overall chassis cost was included. Direct labor and indirect costs related to chassis production were recorded on those respective line items in 2006. The net increase in total dollars associated with direct materials of $16.9 million was due to higher sales volumes in 2007 as compared to 2006.

•       Direct labor decreases in 2007, as a percent of sales, were 1.2% or $3.0 million. This decrease was the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand, as well as the joint venture operations as discussed above.  The net decrease in total dollars associated with direct labor of $424,000 was due to higher sales volumes in 2007 as compared to 2006.

•       Increases in warranty costs in 2007 were the result of some fit and finish issues in our current year products.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.4% or $3.5 million. This decrease was the result of improvements of $1.5 million in costs associated with workers’ compensation expense and other employee related benefit costs. The remainder of the reduction related mostly to costs associated with out of warranty repairs of $750,000, and delivery expense of $700,000.  The remaining difference is related to various other direct costs. The net decrease in total dollars associated with other direct costs of $2.0 million was due to higher sales volumes in 2007 as compared to 2006.

•       Decreases in indirect costs in 2007, as a percent of sales, were 1.4% or $3.5 million.   These decreases were the result of improvements in efficiencies at our plants as a result of consolidation of component facilities, and the impact of the joint venture operations as previously discussed.  The net decrease in total dollars associated with indirect costs of $791,000 was due to higher sales volumes in 2007 as compared to 2006.

S,G,&A expenses for the MRV segment decreased as a percent of sales due to higher sales levels and decreases in selling expenses. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Plant relocation costs were related to the costs incurred to relocate the Bend, Oregon manufacturing facility to the Coburg, Oregon plant in prior years.  We believe this relocation will continue to result in improved margins for the Oregon operations.*

Operating income increased as both a percent of sales and in total dollars due to higher sales and higher gross margins that were only partially offset by increases in S,G,&A expenses as a percent of sales.

Second Quarter 2007 versus Second Quarter 2006 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV Segment for the quarters ended July 1, 2006, and June 30, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	July 1, 2006	of Sales	June 30, 2007	of Sales	Change	Change
Net sales	$89,226	100.0%	$80,968	100.0%	$(8,258)	(9.3)%
Cost of sales	79,582	89.2%	72,686	89.8%	6,896	8.7%
Gross profit	9,644	10.8%	8,282	10.2%	(1,362)	(14.1)%
Selling, general, and administrative expenses and corporate overhead	8,057	9.0%	5,862	7.2%	2,195	27.2%

Operating income	$1,587	1.8%	$2,420	3.0%	$833	52.5%

Total net sales for the TRV segment were down from $89.2 million in the second quarter of 2006 to $81.0 million in the second quarter of 2007.  This decrease is mostly due to softer market conditions in the towable sector.  The Company’s unit sales were down 7.2% to 5,210 units.  Average unit selling price increased to $17,000 in the second quarter of 2007 from $16,700 in the same period last year.

Gross profit for the second quarter of 2007 decreased to $8.3 million, down from $9.6 million in the second quarter of 2006, and gross margin decreased from 10.8% in the second quarter of 2006 to 10.2% in the second quarter of 2007.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	July 1, 2006	of Sales	June 30, 2007	of Sales	% of Sales
Direct materials	$55,439	62.1%	$49,910	61.7%	(0.4)%
Direct labor	10,054	11.3%	9,307	11.5%	0.2%
Warranty	2,458	2.7%	2,864	3.5%	0.8%
Other direct	7,019	7.9%	6,020	7.4%	(0.5)%
Indirect	4,612	5.2%	4,585	5.7%	0.5%

Total cost of sales	$79,582	89.2%	$72,686	89.8%	0.6%

•       Direct material decreases in 2007, as a percent of sales, were 0.4% or $324,000. This decrease was due to changes in the mix of products produced in the second quarter of 2007 versus 2006.  The net decrease in total dollars associated with direct materials of $5.5 million is the result of the decrease of sales volumes in 2007 compared to 2006.

•       Direct labor increases in 2007, as a percent of sales, were 0.2% or $162,000.  This increase was due to changes in the mix of products produced in the second quarter of 2007 versus 2006.  The net decrease in total dollars associated with direct labor of $747,000 is the result of the decrease of sales volumes in 2007 compared to 2006.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.8% or $648,000. This increase was due to a shift in the mix of towables produced that have a higher cost as a percent of sales. The net increase in total dollars associated with warranty costs of $406,000 is the result of the decrease of sales volumes in 2007 compared to 2006.

•       Decreases in other direct costs, as a percent of sales, were 0.5% or $405,000.  This decrease was the result of improvements in employee benefit and workers’ compensation costs.  The net decrease in total dollars associated with other direct costs  in 2007 of $999,000 are the result of the decrease of sales volumes in 2007 compared to 2006.

•       Increases in indirect costs in 2007, as a percent of sales, were 0.5% or $405,000. These increases relate to lower absorption of indirect costs in some of our plants as we reduced output in the second quarter of 2007. The net decrease in total dollars associated with indirect costs of $27,000 is the result of the decrease of sales volumes in 2007 compared to 2006.

S,G,&A expenses for the TRV segment decreased as both a percent of sales and in total dollars due to decreases in selling expenses. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income increased in dollars and as a percent of sales due to lower S,G,&A expenses more than offsetting the reduction in gross profit and gross margin.

Second Quarter 2007 versus Second Quarter 2006 for the Motorhome Resort Segment

The following table illustrates the results of the Motorhome Resort Segment (MR segment) for the quarters ended July 1, 2006, and June 30, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	July 1, 2006	of Sales	June 30, 2007	of Sales	Change	Change
Net sales	$6,437	100.0%	$3,689	100.0%	$(2,748)	(42.7)%
Cost of sales	1,483	23.0%	1,632	44.2%	(149)	(10.0)%
Gross profit	4,954	77.0%	2,057	55.8%	(2,897)	(58.5)%
Selling, general, and administrative expenses and corporate overhead	2,592	40.3%	1,969	53.4%	623	24.0%

Operating income	$2,362	36.7%	$88	2.4%	$(2,274)	(96.3)%

Net sales decreased 42.7% to $3.7 million compared to $6.4 million for the same period last year.  This decrease was mostly due to having relatively few remaining lots to sell.  The limited supply impacts how the absorption of sales occurs.  Sales of new lots are in direct competition with resales of existing lots.  We expect that we will sell substantially all of the remaining lots by the end of 2007.*

Gross profit for the MR segment decreased to 55.8% of sales in the second quarter of 2007 compared to 77.0% of sales in the same period last year.  This was due to the mix of lot sales.  In the second quarter 2007, most sales were from the Las Vegas resort which has a lower gross margin.

S,G,&A expenses decreased in total dollars due to the reduction in sales, as well as to the reduction in participation expense accrued, which was a result of lower profits.  In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now located in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income decreased due to lower sales and gross margin, and to higher S,G,&A costs and corporate overhead allocation as a percent of sales.

Six months Ended June 30,  2007 Compared to Six months ended July 1, 2006

The following table illustrates the results of consolidated operations for the six months ended July 1, 2006 and June 30, 2007 (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	$	%
	July 1, 2006	of Sales	June 30, 2007	of Sales	Change	Change
Net sales	$706,350	100.0%	$657,563	100.0%	$(48,787)	(6.9)%
Cost of sales	627,410	88.8%	584,969	88.9%	42,441	6.8%
Gross profit	78,940	11.2%	72,594	11.1%	(6,346)	(8.0)%
Selling, general, and administrative expenses	63,407	9.0%	60,223	9.2%	3,184	5.0%
Plant relocation costs	269	0.0%	0	0.0%	269	100.0%

Operating income	$15,264	2.2%	$12,371	1.9%	$(2,893)	(19.0)%

Consolidated sales for the six months ended June 30, 2007 were $657.6 million versus $706.4 million, a 6.9% decrease.   This decrease was predominantly due to the impact of FEMA travel trailer orders filled in the first quarter of 2006, as well as softer market conditions in the towable sector in 2007.

Cost of sales decreased by $42.4 million from the first six months of 2006 to the first six months of 2007, but increased as a percent of sales by 0.1%.  The decrease in the cost of sales was predominantly caused by lower sales volumes in the first half of 2007 compared to the same period in 2006.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	Change in
	July 1, 2006	of Sales	June 30, 2007	of Sales	% of Sales
Direct materials	$430,892	61.0%	$407,439	62.0%	1.0%
Direct labor	72,196	10.2%	64,624	9.8%	(0.4)%
Warranty	20,835	3.0%	21,346	3.2%	0.2%
Other direct	42,620	6.0%	33,245	5.0%	(1.0)%
Indirect	60,867	8.6%	58,315	8.9%	0.3%

Total cost of sales	$627,410	88.8%	$584,969	88.9%	0.1%

•       Direct materials increases in 2007, as a percent of sales, were 1.0% or $6.6 million. This increase was a result of the changes in the mix of products sold.  In 2006 versus 2007 there was a substantial amount of sales to FEMA for travel trailers in the first quarter.  These units had a lower direct material cost. The net decrease in total dollars of $23.5 million in direct materials was related to sales volume decreases in 2007 compared to 2006.

•       Direct labor decreases in 2007, as a percent of sales, were 0.4% or $2.6 million. This decrease was primarily the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand. The net decrease in total dollars of $7.6 million in direct labor was the result of sales volume decreases in 2007 compared to 2006.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.0% or $6.5 million. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense and other employee benefits of $3.9 million, as well as for the reduction in out-of-policy goodwill repairs of $1.9 million. The net decrease in total dollars of $9.4 million in other direct costs was the result of sales volume decreases in 2007 compared to 2006.

•       Increases in indirect costs in 2007, as a percent of sales, were 0.3% or $2.0 million.  These increases were the result of running our plants at lower efficiency due to the reduced volume of sales in 2007 versus 2006.  The net decrease in total dollars of $2.6 million in indirect costs was the result of sales volume decreases in 2007 compared to 2006.

S,G,&A decreased by $3.2 million to $60.2 million for the first six months of 2007, but increased as a percentage of sales from 9.0% in 2006 to 9.2% in 2007. Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	Change in
	July 1, 2006	of Sales	June 30, 2007	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$14,866	2.1%	$14,733	2.2%	0.1%
Selling expenses	20,912	3.0%	18,006	2.8%	(0.2)%
Settlement expense	5,966	0.8%	6,491	1.0%	0.2%
Marketing expenses	4,281	0.6%	3,666	0.6%	0.0%
Other	17,382	2.5%	17,327	2.6%	0.1%

Total S,G,&A expenses	$63,407	9.0%	$60,223	9.2%	0.2%

•       Decreases in salaries, bonus and benefit expenses in 2007 were $133,000. This decrease was due to a reduction in management bonus expense of $690,000 that was offset by an increase in the expenses associated with long-term incentive stock-based programs.

•       Decreases in selling expenses in 2007 were $2.9 million. This decrease was due to lower costs for selling programs at our resort properties of $1.4 million, lower sales commissions of $300,000, and lower costs of $1.9 million related to sales programs.   The remaining difference was comprised of various other related selling expenses.

•       Settlement expense (litigation settlement expense) in 2007 increased by $525,000. The total dollar increase was the result of increases in the number of litigation cases in 2007 versus 2006 as well as for the increases in the amounts reserved for certain pending litigation.

•       Decreases in marketing expenses in 2007 were $615,000.  These reductions were the result of savings due to lower expenses associated with shows and rallies.

Operating income was $12.4 million, or 1.9% of sales, for the first six months of 2007 compared to $15.3 million, or 2.2% of sales, in the similar 2006 period.  Decreases in operating income were due predominantly to lower sales, with slightly lower gross margins and improvements in S,G,&A costs.

Net interest expense was $1.9 million for the first six months of 2007 versus $2.2 in the comparable 2006 period, reflecting a lower level of borrowing during the first six months of 2006.

We reported a provision for income taxes of $4.0 million, or an effective tax rate of 40.2% for the first six months of 2007, compared to $4.7 million, or an effective tax rate of 34.8% for the comparable 2006 period.  The increase in the effective tax rate was due primarily to the lack of certain non-recurring income tax benefits that were recorded during the first six months of 2006.  These non-recurring benefits included a favorable outcome from a state income tax audit and a benefit attributable to certain state income tax law changes.

Net income for the first six months in 2007 was $6.0 million compared to $8.7 million for the comparable period in 2006 (including losses from discontinued operations of $107,000 in 2006, net of taxes, related to the closure of the Royale Coach facility) due to a decrease in sales combined with a lower operating margin.

First Six Months of  2007 versus First Six Months of 2006 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the six months ended July 1, 2006 and June 30, 2007 (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	$	%
	July 1, 2006	of Sales	June 30, 2007	of Sales	Change	Change
Net sales	$480,569	100.0%	$496,210	100.0%	$15,641	3.3%
Cost of sales	439,589	91.5%	443,464	89.4%	(3,875)	(0.9)%
Gross profit	40,980	8.5%	52,746	10.6%	11,766	28.7%
Selling, general, and administrative expenses & corporate overhead	38,870	8.1%	43,189	8.7%	(4,319)	(11.1)%
Plant relocation costs	269	0.1%	0	0.0%	269	100.0%

Operating income	$1,841	0.3%	$9,557	1.9%	$7,716	419.1%

Net sales for the MRV segment were up from $480.6 million in the first six months of 2006 to $496.2 million in the first six months of 2007.  Gross diesel motorized revenues were up 5.9%, and gas motorized revenues were down 25.5%.  Diesel products accounted for 89.5% of our first six months MRV segment revenues while gas products were 10.5%.  The overall increase in revenues reflects the Company’s increase in retail market share in 2007 as well as an increase in diesel Class A unit sales volume as a percentage of total motorized sales.  Our MRV unit sales were down 1.5% in the first six months of 2007 to 2,978 units, with diesel motorized unit sales up 4.0% to 2,208 units,  and gas motorized unit sales down 14.4% to 770 units.  Our average unit selling price increased to $165,500 for the first six months of 2007 from $160,800 in the same period last year.

Gross profit for the first six months of 2007 increased to $52.7 million, up from $41.0 million in 2006, and gross margin increased from 8.5% in the first six months of 2006 to 10.6% in the first six months of 2007.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	Change in
	July 1, 2006	of Sales	June 30, 2007	of Sales	% of Sales
Direct materials	$299,497	62.3%	$309,875	62.4%	0.1%
Direct labor	49,192	10.3%	47,371	9.6%	(0.7)%
Warranty	15,085	3.1%	16,172	3.3%	0.2%
Other direct	25,751	5.4%	21,317	4.3%	(1.1)%
Indirect	50,064	10.4%	48,729	9.8%	(0.6)%

Total cost of sales	$439,589	91.5%	$443,464	89.4%	(2.1)%

•       Direct materials increases in 2007, as a percent of sales, were 0.1% or $496,000. This increase was a result of the changes in the mix of products sold.  In addition, chassis cost of sales in prior quarters were broken up into direct materials, direct labor and indirect costs.  These costs are now all accounted for as direct materials.  The net increase in total dollars of $10.4 million in direct materials was related to sales volume increases in 2007 compared to 2006.

•       Direct labor decreases in 2007, as a percent of sales, were 0.7% or $3.4 million. This decrease was the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand, as well as the joint venture operations as discussed above. The net decrease in total dollars of $1.8 million in direct labor was the result of sales volume increases in 2007 compared to 2006.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.2% or $992,000. These increases were the result of higher warranty costs associated with some of our current model year motorized products. The net increase in total dollars of $1.1 million in warranty costs was the result of sales volume decreases in 2007 compared to 2006.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.1% or $5.5 million. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense, employee benefits of $3.0 million, and reductions in out-of-policy goodwill expenses of $1.9 million. The net decrease in total dollars of $4.4 million in other direct costs was the result of sales volume increases in 2007 compared to 2006.

•       Decreases in indirect costs in 2007, as a percent of sales, were 0.6% or $3.0 million.  These decreases were the result of running our plants at lower efficiency due to the reduced volume of sales in 2007 versus 2006, and the impact of the joint venture operations as previously discussed.  The net decrease in total dollars of $1.3 million in indirect costs was the result of sales volume decreases in 2007 compared to 2006.

S,G,&A for the MRV segment increased slightly due to higher management bonus levels allocated to the MRV segment as a result of improved profits for the Company as a whole.  In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now located in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Plant relocation costs were related to the costs incurred to relocate the Bend, Oregon manufacturing facility to the Coburg, Oregon plant in prior years.  We believe this relocation will continue to result in improved margins for the Oregon operations.*

Operating income increased as both a percent of sales and in total dollars due to higher sales and higher gross margins.

First Six Months of  2007 versus First Six Months of 2006 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV segment for the six months ended July 1, 2006 and June 30, 2007 (dollars in thousands):

	Six Months Ended	%	Six Months Ended	%	$	%
	July 1, 2006	of Sales	June 30, 2007	of Sales	Change	Change
Net sales	$203,643	100.0%	$150,448	100.0%	$(53,195)	(26.1)%
Cost of sales	179,853	88.3%	137,439	91.4%	42,414	23.6%
Gross profit	23,790	11.7%	13,009	8.6%	(10,781)	(45.3)%
Selling, general, and administrative expenses and corporate overhead	17,509	8.6%	12,234	8.1%	5,275	30.1%

Operating income	$6,281	3.1%	$775	0.5%	$(5,506)	(87.7)%

Net sales for the TRV segment were down from $203.6 million in the first six months of 2006 to $150.4 million in the first six months of 2007.  The overall decrease in revenues reflected the FEMA travel trailer sales filled in the first quarter or 2006, as well as the softer market conditions in 2007.  The Company’s unit sales were down 26.0% to 9,499 units.  The average unit selling price increased to $17,300 in the first six months of 2007 from $16,450 in the same period last year.

Gross profit for the first six months of 2007 decreased to $13.0 million, down from $23.8 million in 2006, and gross margin decreased from 11.7% in the first six months of 2006 to 8.6% in the first six months of 2007.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months Ended	%	Six Months Ended	%	Change in
	July 1, 2006	of Sales	June 30, 2007	of Sales	% of Sales
Direct materials	$124,268	61.0%	$93,979	62.5%	1.5%
Direct labor	22,681	11.1%	17,001	11.3%	0.2%
Warranty	5,750	2.8%	5,174	3.4%	0.6%
Other direct	16,831	8.3%	11,895	7.9%	(0.4)%
Indirect	10,323	5.1%	9,390	6.3%	1.2%

Total cost of sales	$179,853	88.3%	$137,439	91.4%	3.1%

•       Direct material increases in 2007, as a percent of sales, were 1.5% or $2.3 million. This increase was a result of the changes in the mix of products sold.  In 2006 versus 2007 there was a substantial amount of sales to FEMA for travel trailers in the first quarter.  These units had a lower direct material cost. The net decrease in total dollars of $30.3 million in direct materials was related to sales volume decreases in 2007 compared to 2006.

•       Direct labor increases in 2007, as a percent of sales, were 0.2% or $301,000. This increase was the result of inefficiencies in our plants due to lower run rates in 2007 versus 2006. The net decrease in total dollars of $5.7 million in direct labor was the result of sales volume decreases in 2007 compared to 2006.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.6% or $903,000. These increases were the result of higher warranty costs associated with some of our current model year motorized products. The net decrease in total dollars of $576,000 in warranty costs was the result of sales volume decreases in 2007 compared to 2006.

•       Decreases in other direct costs in 2007, as a percent of sales, were 0.4% or $602,000. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense and employee benefits. The net decrease in total dollars of $4.9 million in other direct costs was the result of sales volume decreases in 2007 compared to 2006.

•       Increases in indirect costs in 2007, as a percent of sales, were 1.2% or $1.8 million.   These increases were the result of running our plants at lower efficiency due to the reduced volume of sales in 2007 versus 2006.  The net decrease in total dollars of $933,000 in indirect costs was the result of sales volume decreases in 2007 compared to 2006.

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

Operating income decreased as both a percent of sales and in total dollars due to lower sales and gross profit which was only partially offset by a decrease in corporate overhead allocation expense as a percent of sales.

First Six Months of  2007 versus First Six Months of 2006 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (MR segment) for the six months ended July 1, 2006 and June 30, 2007 (dollars in thousands):

	Six Months Ended	%	Six Months Ended	%	$	%
	July 1, 2006	of Sales	June 30, 2007	of Sales	Change	Change
Net sales	$22,138	100.0%	$10,905	100.0%	$(11,233)	(50.7)%
Cost of sales	7,968	36.0%	4,066	37.3%	3,902	49.0%
Gross profit	14,170	64.0%	6,839	62.7%	(7,331)	(51.7)%
Selling, general, and administrative expenses and corporate overhead	7,028	31.7%	4,800	44.0%	2,228	31.7%

Operating income	$7,142	32.3%	$2,039	18.7%	$(5,103)	(71.5)%

Net sales decreased 50.7% to $10.9 million compared to $22.1 million for the same period last year.  This is due in part to weather conditions in the first quarter of 2007, as well as a limited number of lots available for sale in the current year.

Gross profit for the MR segment decreased to 62.7% of sales compared to 64.0% of sales in the same period last year.  Gross margin decreases were due to the additions of some amenities designed to enhance the appeal of the resorts and demand for lots, but also added slightly to the cost of sales.

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

Operating income decreased due to lower lot sales volumes and an increase in S,G&A expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the first six months of 2007, the Company generated cash of $22.9 million from operating activities and had a cash balance of $2.2 million at June 30, 2007.  The Company generated $13.2 million from net income and non-cash expenses such as depreciation and amortization, losses on sales of assets, and expenses associated with stock-based compensation.  Other sources of cash included a $25.3 million increase in accounts payable, a decrease of $4.0 million in inventory levels, a decrease of $846,000 in resort inventory, a $738,000 decrease in prepaid expenses, a $2.0 million increase in accruals for product warranty, a $5.7 million increase in accrued liabilities, a $9.1 million increase in income tax payable, and a $69,000 increase in accruals for product liability reserve. The uses of cash in the second quarter of 2007 included a $30.0 million increase in trade receivables, an $8.0 million increase in land held for development, a decrease of $100,000 in deferred revenue, and a decrease in assets from discontinued operations of $18,000.  Increases in accounts payable are mostly timing of shut downs of our plants.  At the end of 2006, we had a regularly scheduled Christmas shutdown, and accordingly we ordered lower amounts of raw materials.  At the end of the second quarter 2007, we had a normal schedule of deliveries.  Decreases in inventories are a result of the Company continuing to focus on reducing these levels to meet demand.  Decreases in resort lot inventories are the result of the continued sell through of the Company’s resort properties.  Decreases in prepaid expenses reflect the amortization of prepaid expenses for insurance costs.  Increases in warranty reserves were the result of increases in experience for warranty costs on some of our current model year products. Increases in accrued expenses and other liabilities are associated with increases for accruals for promotions and advertising, employee benefit costs, and participation income.  Increases in income taxes payable reflect the provision for expected income taxes due.  Increases in accrued product liability reflect the increase in activity on pending litigation claims.  Increases in trade accounts receivable reflect the effects of the shipments of products near the end of the quarter.  Increases in land held for development reflect the purchases of property for resort development in Naples, Florida. Decreases in deferred revenues are related to revenue associated with Monaco Financial Services that the Company received in 2006 and is amortizing over the length of the contract with GECDF and GECF.   Decreases in assets related to discontinued operations are for the sales of all remaining Royale Coach discontinued products.

On November 18, 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to complete the acquisition of R-Vision. The revolving line of credit remains at $105.0 million. At June 30, 2007, borrowings outstanding on the revolving line of credit (the “Revolving Loan”) were zero, and Term Debt borrowings were $31.4 million. At the election of the Company, the Revolving Loan and the Term Debt bear interest at varying rates that fluctuate based on the prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires interest payments quarterly. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants. The Company was in compliance with these covenants at June 30, 2007. The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting. At June 30, 2007, cash is a positive net balance and thus no book overdraft is reported.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At June 30, 2007, the Company had working capital of approximately $105.7 million, a decrease of $4.1 million from working capital of $109.8 million at December 30, 2006. The Company has been using short-term credit facilities and operating cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.* The Company’s capital expenditures were $2.7 million in the second quarter of  2007, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2007 will be approximately $10 to $12 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer defaults on its credit facility from the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 15 months. At June 30, 2007, approximately $540.2 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 5.4% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During the second quarter of 2007, the losses associated with the exercise of repurchase agreements were approximately $109,000. Dealers for the Company undergo a credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an ongoing basis. We closely monitor sales to dealers that are a higher credit risk. The repurchase period is limited, usually up to a maximum of 15 months. We believe these activities help to minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, we incur certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments (dollars in thousands).

	PAYMENTS DUE BY PERIOD
Contractual Obligations	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-Term Debt (1)	$5,714	$11,928	$14,286	$0	$31,928
Operating Leases (2)	1,735	4,244	3,864	2,008	11,851

Total Contractual Cash Obligations	$7,449	$16,172	$18,150	$2,008	$43,779

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (3)	$0	$105,000	$0	$0	$105,000
Guarantees (4)	0	0	10,930	0	10,930
Repurchase Obligations (5)	0	540,241	0	0	540,241

Total Commitments	$0	$645,241	$10,930	$0	$656,171

(1)	See Note 6 to the Condensed Consolidated Financial Statements.
(2)	Various leases including manufacturing facilities, aircraft, and machinery and equipment.
(3)	See Note 5 to the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at June 30, 2007.
(4)	Guarantees related to aircraft operating lease.
(5)	Reflects obligations under manufacturer repurchase commitments. See Note 11 to the Condensed Consolidated Financial Statements.

INFLATION

During 2006 and to a lesser extent in the first six months of 2007, the Company experienced increases in the prices of certain commodity items that we use in the manufacturing of our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While price increases for these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on the Company’s production costs.  To date, the Company has been successful in passing along most of these increases by increasing the selling prices of its products.  However, there is no certainty that the Company will be able to successfully pass these along in the future.  The current trend in these prices, if it continues, could have a materially adverse impact on the Company’s business going forward.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to warranty costs, product liability, and impairment of goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109,” as of the beginning of fiscal year 2007.  See Note 7 to the Company’s consolidated quarterly financial statements included in this Quarterly Report on Form 10-Q.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

FIN 48

In June 2006, the Board issued FIN 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB 109, “Accounting for Income Taxes” by defining a criterion that an individual tax position must be met for any part of the benefit to be recognized in the financial statements. The Interpretation is effective for fiscal years beginning after December 15, 2006.  See Note 7 to the Company’s consolidated quarterly financial statements included with this Quarterly Report on Form 10-Q.

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

No material change since December 30, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The towable segment moved through many of the same cyclical peaks and troughs historically. The shipment level peaked in 1994 at 201,100, dropping-off to 192,200 in 1996 and then growing to 249,600 in 1999. Towable unit shipments suffered a two-year decline in 2000 and 2001, dropping to 207,600. Since then the market has expanded significantly reaching 334,600 in 2006. Like the Class A market, the towables segment has also begun to experience a slow down over the last six months.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES   Although our products were offered by over 700 dealerships located primarily in the United States and Canada as of June 30, 2007, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For the quarter ended June 30, 2007, sales to one dealer, Lazy Days RV Center, accounted for 9.4% of total sales compared to 6.8% of sales in the same period ended last year.  For quarters ended July 1, 2006 and June 30, 2007,  sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 30.9% and 42.7% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER   As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer defaults on its credit facility with its lender. Obligations under these agreements vary from period to period, but totaled approximately $540.2 million as of June 30, 2007, with approximately 5.4% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK   We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of June 30, 2007, total trade receivables were $111.6 million, with approximately $88.2 million, or 79.0% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $23.2 million of trade receivables were concentrated substantially all with one dealer. For resort lot customers, funds are required at the time of closing.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR ENTERPRISE RESOURCE PLANNING SYSTEM (ERP) IMPLEMENTATION   Throughout 2007, we will continue to implement a new ERP system and will be subject to certain risks including the following:

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

Item 1.  Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults of Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

 At the Annual Meeting of Stockholders of the Company, held on May 17, 2007 in Rosemont, Illinois, the Stockholders (i) elected five Class II directors to serve on the Company’s Board of Directors, and, (ii) ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2007 fiscal year.

The vote for the election of the five Class II directors was as follows:

Nominee	For	Withheld
John F. Cogan	28,220,801	400,276
Richard E. Colliver	28,220,383	400,694
Robert P. Hanafee, Jr.	28,220,151	400,926
Dennis D. Oklak	28,220,937	400,140
Roger A. Vandenberg	27,996,469	624,608

Other directors whose terms of office continued after the meeting are:

L. Ben Lytle
Richard A. Rouse
Kay L. Toolson
Daniel C. Ustian

The vote for the ratification of the independent auditors was as follows:

For: 28,603,668

Against: 11,438

Abstain: 5,971

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

10.1(1)	Monaco Coach Corporation 2007 Employee Stock Purchase Plan

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (333-143976) as declared effective by the Securities and Exchange Commission on June 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated: August 9, 2007	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description of Document

10.1(1)	Monaco Coach Corporation 2007 Employee Stock Purchase Plan

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (333-143976) as declared effective by the Securities and Exchange Commission on June 22, 2007.