Form 10-Q
period 2007-09-29
MONACO COACH CORP /DE/
filed 2007-11-08
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 29, 2007

or

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

The number of shares outstanding of common stock, $.01 par value, as of September 29, 2007: 29,981,477

MONACO COACH CORPORATION

FORM 10-Q

September 29, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

	December 30,	September 29,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash	$4,984	$35,231
Trade receivables, net	81,588	79,606
Inventories, net	155,871	148,093
Resort lot inventory	7,997	8,397
Prepaid expenses	5,624	5,118
Income taxes receivable	6,901	0
Deferred income taxes	38,038	38,179
Total current assets	301,003	314,624

Property, plant, and equipment, net	153,895	147,005
Land held for development	16,300	24,321
Investment in joint venture	0	3,406
Debt issuance costs, net of accumulated amortization of $912 and $1,152, respectively	540	557
Goodwill	86,412	86,412

Total assets	$558,150	$576,325

LIABILITIES
Current liabilities:
Book overdraft	16,626	0
Current portion of long-term debt	5,714	5,714
Line of credit	2,036	0
Income taxes payable	0	2,219
Accounts payable	72,591	95,428
Product liability reserve	15,764	15,626
Product warranty reserve	33,804	36,945
Accrued expenses and other liabilities	44,364	48,890
Discontinued operations	298	0
Total current liabilities	191,197	204,822

Long-term debt, less current portion	29,071	24,786
Deferred income taxes	21,678	21,534
Deferred revenue	883	733
Total liabilities	242,829	251,875

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,769,356 and 29,981,477 issued and outstanding, respectively	298	300
Additional paid-in capital	63,722	68,591
Retained earnings	251,301	255,559
Total stockholders’ equity	315,321	324,450

Total liabilities and stockholders’ equity	$558,150	$576,325

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: in thousands of dollars, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007

Net sales	$292,473	$322,422	$998,823	$979,985
Cost of sales	273,940	286,243	901,351	871,212
Gross profit	18,533	36,179	97,472	108,773

Selling, general, and administrative expenses	29,474	29,661	92,882	89,885
Plant relocation costs	0	0	269	0
Operating income (loss)	(10,941)	6,518	4,321	18,888

Other income, net	119	290	507	783
Interest expense	(1,306)	(829)	(3,498)	(2,743)
Loss from investment in joint venture	0	(290)	0	(1,267)
Income (loss) before income taxes, continuing operations	(12,128)	5,689	1,330	15,661

Provision for (benefit from) income taxes, continuing operations	(5,030)	2,008	(343)	6,017

Income (loss) from continuing operations	(7,098)	3,681	1,673	9,644

Loss from discontinued operations, net of tax benefit	0	0	(107)	0

Net income (loss)	$(7,098)	$3,681	$1,566	$9,644

Earnings (loss) per common share:
Basic from continuing operations	$(0.24)	$0.12	$0.05	$0.32
Basic from discontinued operations	0.00	0.00	0.00	0.00
Basic	$(0.24)	$0.12	$0.05	$0.32

Diluted from continuing operations	$(0.24)	$0.12	$0.05	$0.32
Diluted from discontinued operations	0.00	0.00	0.00	0.00
Diluted	$(0.24)	$0.12	$0.05	$0.32

Weighted-average common shares outstanding:
Basic	29,745,738	29,963,223	29,696,951	29,913,118
Diluted	29,865,199	30,363,621	29,859,461	30,380,470

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands of dollars)

	Nine Months Ended
	September 30,	September 29,
	2006	2007

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$1,566	$9,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sale of assets	(12)	289
Depreciation and amortization	10,581	10,613
Deferred income taxes	(5,834)	(285)
Stock-based compensation expense	2,538	3,247
Net losses in equity investment	0	1,267
Changes in working capital accounts:
Trade receivables, net	15,131	1,982
Inventories	9,310	3,718
Resort lot inventory	79	(400)
Prepaid expenses	(331)	504
Land held for development	(16,300)	(8,022)
Accounts payable	11,524	22,837
Product liability reserve	(1,723)	(138)
Product warranty reserve	551	2,868
Income taxes payable	(2,277)	9,120
Accrued expenses and other liabilities	8,688	4,643
Deferred revenue	933	(150)
Discontinued operations	3,723	(18)
Net cash provided by operating activities	38,147	61,719

Cash flows from investing activities:
Additions to property, plant, and equipment	(7,459)	(4,194)
Investment in joint venture	0	(366)
Proceeds from sale of assets	127	64
Net cash used in investing activities	(7,332)	(4,496)

Cash flows from financing activities:
Book overdraft	(8,537)	(16,626)
Payments on lines of credit, net	(15,561)	(2,036)
Payments on long-term notes payable	(2,857)	(4,285)
Debt issuance costs	(36)	(257)
Dividends paid	(5,377)	(5,395)
Issuance of common stock	1,646	1,429
Tax benefit of stock-based award activity	149	194
Discontinued operations	92	0
Net cash used in financing activities	(30,481)	(26,976)

Net change in cash	334	30,247
Cash at beginning of period	586	4,984

Cash at end of period	$920	$35,231

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 30, 2006  and September 29, 2007, and the results of its operations for the quarters and nine months ended September 30, 2006 and September 29, 2007 and its cash flows for the nine months ended September 30, 2006 and September 29, 2007. The condensed consolidated statement of income for the nine months ended September 29, 2007 is not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet data as of December 30, 2006 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 30, 2006, nor does it include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 30, 2006.

2.     Inventories, net

Inventories are stated at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	December 30,	September 29,
	2006	2007
	(in thousands)

Raw materials	$84,069	$74,301
Work-in-process	55,473	57,876
Finished units	26,773	26,050
Raw material reserves	(10,444)	(10,134)

	$155,871	$148,093

3.     Joint Venture

On February 25, 2007, the Company closed a transaction with International Truck and Engine Corporation to form a joint venture to manufacture all of the Company’s rear diesel chassis. The terms of the agreement grant the Company a 49% ownership in the joint venture, known as Custom Chassis Products, LLC (CCP). The investment is accounted for under the equity method. The Company contributed $4,060,000 of inventory, $246,000 of fixed assets, and $140,000 of cash to CCP and incurred transaction costs of $226,000. The Company’s portion of CCP’s net loss for the quarter and nine months ended September 29, 2007 was $290,000 and $1.3 million, respectively.

4.     Land Held for Development

In June 2006, the Company acquired an 80 acre piece of undeveloped land near LaQuinta, California for $16.3 million. In addition, on April 20, 2007, the Company acquired a 20 acre parcel near Naples, Florida for the purchase price of $8.0 million. These two properties will be developed as motorcoach only resorts.

5.     Line of Credit

The Company’s credit facilities consist of a revolving line of credit of up to $105.0 million. As of September 29, 2007, there was no balance outstanding on the revolving line of credit (the “Revolving Loan”). At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of September 29, 2007, the Company was in compliance with these covenants. The Company also has four unused letters of credit totaling $4.8 million outstanding as of September 29, 2007.

6.     Long-Term Notes Payable

As of September 29, 2007, outstanding Term Debt under the credit facilities was $30.0 million. At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. At September 29, 2007, the weighted-average interest rate on the Term Debt was 7.0%. The Term Debt is collateralized by all of the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. In January 2007, the Company amended its credit facility to modify certain restrictive covenants. As of September 29, 2007, the Company was in compliance with these covenants.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest are due on April 30, 2009. The loan bears a 5% annual interest rate.

The following table displays the scheduled principal payments by fiscal year that will be due in thousands on the term loans (in thousands):

Amount of
payment due

2007	$1,429
2008	5,714
2009	6,214
2010	17,143
$30,500

7.     Income Taxes

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109,” (the “Interpretation”) as of the beginning of fiscal year 2007. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes,” by defining a criteria that an individual tax position must meet for any part of the benefit to be recognized in the financial statements.

As of the beginning of fiscal 2007, the Company’s total unrecognized tax benefits were $850,000 and all of these benefits, if recognized, would positively affect the Company’s effective tax rate. The Company also had accrued interest related to these unrecognized tax benefits of $55,000 as of the date of adoption. The interest expense associated with income tax contingencies is classified as income taxes in the Company’s financial statements. Penalties associated with income taxes are classified as selling, general, and administrative expenses. The federal, and a portion of the state, uncertainty relates to subjectivity in the measurement of certain deductions claimed for United States income tax purposes and the remainder of the state uncertainty relates to state income tax apportionment matters.

As of the date of adoption, the Company’s income tax returns that remain subject to examination are tax years 2003 through 2006 for U.S. federal income tax and tax years 2002 through 2006 for major state income tax returns. During the quarter ending September 29, 2007, the statute of limitations expired for U.S. federal income taxes and some state income taxes for the 2003 tax year.

As of September 29, 2007, the total unrecognized tax benefits have decreased to $790,000 due to the expiration of federal and state statutes of limitations for the 2003 tax year. Accrued interest related to unrecognized tax benefits has increased to $66,000 as of September 29, 2007.

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

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007

Basic
Issued and outstanding shares (weighted-average)	29,745,738	29,963,223	29,696,951	29,913,118

Effect of Dilutive Securities
Stock-based awards	119,461	400,398	162,510	467,352

Diluted	29,865,199	30,363,621	29,859,461	30,380,470

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007

Cash dividends per common share	$0.06	$0.06	$0.18	$0.18
Cash dividends paid (in thousands)	$1,785	$1,798	$5,348	$5,395

9.     Stock-Based Award Plans

The Company has a non-employee 1993 Director Stock Plan (the “Director Plan”), and an amended and restated 1993 Stock Plan (the “Stock Plan”). The Company also had an Employee Stock Purchase Plan (the “Purchase Plan”) – 1993, which had expenses recognized in periods prior to fiscal year 2007. The compensation expense recognized in the quarters ended September 30, 2006 and September 29, 2007 for the plans was $817,000 and $763,000, respectively. The amount of cash received in the quarters ended September 30, 2006 and September 29, 2007 from the exercise of stock options, stock issued under the Purchase Plan, and stock issued in lieu of some directors’ cash retainers was $410,000 and $351,000, respectively. There was no tax benefit realized from stock-based awards exercised or vested in the third quarter of 2006 or 2007.

On June 21, 2007, the Company’s Board of Directors approved the Monaco Coach Corporation 2007 Employee Stock Purchase Plan and reserved 400,000 shares of Common Stock for issuance under the plan.  Before the Company will issue any shares under the plan, it must be approved by the stockholders of the Company.  The Company intends to seek such approval at the Annual Meeting in May 2008.

Restricted Stock Unit Grants

A component of the Stock Plan permits the Company to grant restricted stock units (RSU’s). These grants are treated as compensation expense under the rules of FAS 123R, and are required to be recognized in the Company’s consolidated statements of income. The valuation of the RSU’s is based on the closing market price of the Common Stock on the date of grant. The RSU’s vest ratably over four years or vest in full at four years for employees and vest in full at three years for directors. RSU’s held by participants who meet the retirement eligibility provision vest upon actual retirement or the normal vesting period, whichever is earlier. Under Section 162(m) of the Internal Revenue Code of 1986, as amended, RSU’s granted to certain employees require performance criteria to be met in order for the units to vest in full at three years. The performance criteria are based on the Company’s return on equity. As of September 29, 2007, there were 132,686 RSU’s outstanding that require the attainment of the performance criteria.

The compensation expense recognized for RSU’s in the third quarters of 2006 and 2007 was $478,000 and $419,000, respectively. A forfeiture rate is applied to the majority of the RSU participants based on the historical forfeiture experience with stock options. The total remaining expense to be recognized in future periods for outstanding non-vested RSU’s is approximately $3.8 million. The expense is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock unit transactions under the Stock Plan are summarized with the weighted-average grant-date fair value as follows:

		Weighted-
		Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Non-vested at December 30, 2006	279,909	$12.90
Granted	198,049	16.75
Vested	(38,219)	12.95
Forfeited	(2,500)	12.95
Non-vested at March 31, 2007	437,239	14.64
Forfeited	(1,500)	14.85
Non-vested at June 30, 2007	435,739	14.64
Granted	26,160	12.37
Forfeited	(3,563)	14.55
Non-vested at September 29, 2007	458,336	$14.51

Performance Share Awards

A component of the Stock Plan also permits the Company to grant performance share awards (PSA’s). No awards were granted in the third quarter of 2007. The plan requires the achievement of performance by the Company based on Return on Net Assets-adjusted (RONA) and Total Shareholder Return (TSR) compared to a group of peer companies. Depending on the ranking of the Company’s performance against the peer group, the participants could earn from 0% up to 200% of the target payout of performance shares. A participant who retires during a performance period and meets the retirement eligibility provision is entitled to receive 100% of the award that would have otherwise been earned had the participant remained employed through the end of the performance period. The award to such a participant will be settled at the end of the normal performance period. Grants are currently outstanding under a two-year performance period and two three-year performance periods.

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
September 29, 2007

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

The TSR goal is based on the market price of the Company’s Common Stock as compared to the peer group. This is considered a market condition under FAS 123R, thus compensation expense recognized is not reversed if the goal is not achieved by the end of the performance period. The compensation expense related to share awards that are forfeited is reversed. If the performance goal related to RONA is not met, no compensation expense is recognized and any recognized compensation expense is reversed as of the end of the plan period. The compensation expense recognized for performance share awards in the third quarter of 2006 and 2007 was $218,000 and $275,000, respectively. As of September 29, 2007, it was not probable that the RONA goal would be met at the end of the performance periods for the awards granted in 2006 and thus no compensation expense has been recognized. As of September 29, 2007, the expected payout related to the 2007 RONA grants was 25% of the target payout, thus expense of $19,000 was recognized in the third quarter of 2007. The total remaining expense expected to be recognized in future periods for outstanding PSA’s is approximately $1.4 million. The expense is expected to be recognized over a weighted-average period of 1.9 years. The total number of non-vested PSA’s as of September 29, 2007 was 468,532 shares at target payout. The weighted-average grant-date fair value of these shares is $14.23.

10.       Segment Reporting

The following table provides the results of operations of the three segments of the Company for the quarters ended September 30, 2006 and September 29, 2007, respectively. All dollars are in thousands.

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007

Motorized Recreational Vehicle Segment

Net sales	$220,159	$257,982	$700,728	$754,192
Cost of sales	207,960	228,565	647,910	672,029
Gross profit	12,199	29,417	52,818	82,163

Selling, general, and administrative expenses and corporate overhead	19,931	22,570	58,718	65,760
Plant relocation costs	0	0	269	0

Operating income (loss)	$(7,732)	$6,847	$(6,169)	$16,403

Towable Recreational Vehicle Segment

Net sales	$70,450	$64,221	$274,092	$214,669
Cost of sales	65,346	57,531	244,839	194,970
Gross profit	5,104	6,690	29,253	19,699

Selling, general, and administrative expenses and corporate overhead	7,409	5,819	24,953	18,053

Operating income (loss)	$(2,305)	$871	$4,300	$1,646

Motorhome Resorts Segment

Net sales	$1,864	$219	$24,003	$11,124
Cost of sales	634	147	8,602	4,213
Gross profit	1,230	72	15,401	6,911

Selling, general, and administrative expenses and corporate overhead	2,134	1,272	9,211	6,072

Operating income (loss)	$(904)	$(1,200)	$6,190	$839

	Quarter Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007

Reconciliation to Net Income

Operating income (loss):
Motorized recreational vehicle segment	$(7,732)	$6,847	$(6,169)	$16,403
Towable recreational vehicle segment	(2,305)	871	4,300	1,646
Motorhome resorts segment	(904)	(1,200)	6,190	839
Total operating income (loss)	(10,941)	6,518	4,321	18,888

Other income, net	119	290	507	783
Interest expense	(1,306)	(829)	(3,498)	(2,743)
Loss from investment in joint venture	0	(290)	0	(1,267)
Income (loss) before income taxes, continuing operations	(12,128)	5,689	1,330	15,661

Provision for (benefit from) income taxes, continuing operations	(5,030)	2,008	(343)	6,017

Income (loss) from continuing operations	(7,098)	3,681	1,673	9,644

Loss from discontinued operations, net of tax benefit	0	0	(107)	0

Net income (loss)	$(7,098)	$3,681	$1,566	$9,644

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

The approximate amount subject to contingent repurchase obligations arising from these agreements at September 29, 2007 is $515.5 million, with approximately 5.8% concentrated with one dealer. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected. The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company, including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories. The Company has recorded a liability of approximately $362,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers. This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

Product Liability

The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company has from time to time been subject to product liability claims. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million. Overall product liability insurance, including umbrella coverage, is available up to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate. There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable. Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The following table discloses significant changes in the product liability reserve:

	Quarter Ended
	September 30,	September 29,
	2006	2007
	(in thousands)

Beginning balance	$18,092	$15,833
Expense	3,114	3,513
Payments/adjustments	(3,654)	(3,720)

Ending balance	$17,552	$15,626

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

	Quarter Ended
	September 30,	September 29,
	2006	2007
	(in thousands)

Beginning balance	$34,230	$36,126
Expense	7,952	10,540
Payments/adjustments	(8,729)	(9,721)

Ending balance	$33,453	$36,945

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $700,000 for motor coaches and from $11,000 to $80,000 for towables. Based upon retail registrations in the first eight months of 2007, we believe we had a 25.7% share of the market for diesel Class A motor coaches, a 5.9% share of the market for gas Class A motor coaches, a 16.1% share of the market for all Class A motor coaches, a 2.8% share of the market for Class C motor coaches, a 3.6% share of the market for fifth wheel towables and a 4.6% share of the market for travel trailers.

Motorhome Resort Segment

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California. In addition, the Company has acquired land to develop properties in LaQuinta, California, and in Naples, Florida. The Resorts offer sales of individual lots to owners, and also offer common interests in the amenities at the resort. Lot prices for remaining unsold lots at the two resorts range from $114,900 to $329,900. Amenities at the Resorts include:  club house facilities, tennis, swimming, and golf. The Resorts provide destination locations for premium Class A motor coach owners, and help to promote the recreational lifestyle.

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

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended September 29, 2007 Compared to Quarter ended September 29, 2006

The following table illustrates the results of consolidated operations for the quarters ended September 30, 2006 and September 29, 2007. All dollar amounts are in thousands.

	Quarter Ended	%	Quarter Ended	%	$	%
	September 30, 2006	of Sales	September 29, 2007	of Sales	Change	Change
Net sales	$292,473	100.0%	$322,422	100.0%	$29,949	10.2%
Cost of sales	273,940	93.7%	286,243	88.8%	(12,303)	(4.5)%
Gross profit	18,533	6.3%	36,179	11.2%	17,646	95.2%
Selling, general, and administrative expenses	29,474	10.0%	29,661	9.2%	(187)	(0.6)%

Operating income (loss)	$(10,941)	(3.7)%	$6,518	2.0%	$17,459	159.6%

Motorized and Towable Recreational Vehicle Segments

The recreational vehicle (“RV”) market in the third quarter of 2007 displayed some signs of modest growth compared to the third quarter of 2006. Fuel prices, while still at or near historical highs, experienced a slow down in growth during the third quarter of 2007. However, even though retail sales by our independent dealers on a year-over-year basis have shown some improvement, the overall wholesale contraction in the RV market, up 0.3% through August 2007, continues to put pressure on our business. We believe that this trend will likely continue through most of 2007.*  However, we believe the long-term potential of the RV market is still rooted in solid demographics. This is most readily evidenced by the so-called “baby boomer” generation, which as it ages will continue to expand our target market well into 2015 and should provide a consumer base that is enthusiastic to embrace the RV lifestyle.

The motorized market has been significantly impacted by the current market conditions. Higher interest rates are placing pressures on our dealers. Floorplan interest charges are a significant cost of carrying inventory, and as interest rates rise, our dealers, whom we share with our competitors, are more cautious in the amount of inventory that they are willing to carry. Consequently, we have been very diligent in monitoring the wholesale versus retail shipments of our products. This has enabled us to manage our finished goods inventory levels without the use of extensive wholesale discounting. While our gross margins have improved due to the reduced levels of discounting and improvements in our plant efficiencies, they are still not at optimal levels due to the lower run rates within our production facilities. We continue to research ways to consolidate component manufacturing operations to improve our indirect costs of sales. We expect that we will have more of these projects over the next several quarters.*

Despite the current cyclical downturn in the motorized market, we continue to remain optimistic on the prospects for long-term growth in this sector, as the demographics for our customer base show a continuing increase in the number of new entrants into our target age and economic group.*

The towable market in 2007 has slowed somewhat compared to 2006. During the first eight months of 2007, retail unit sales for the industry finished up 2.8% from the same period in 2006. However, the low-to-mid-priced products are performing better than the higher-end products. We recently introduced several new floorplans and new lightweight and inexpensive models to compete in this market sector. We believe that these new offerings, which became available at the end of the second quarter of 2007, will enable us to compete more effectively in these more challenging market conditions. *

As in the case of our motorized production, we also have excess capacity at our towable facilities. As a result, we announced our planned consolidation of the Elkhart towable production into our Wakarusa and Warsaw, Indiana production facilities. This move will increase plant utilization in the remaining facilities and decrease indirect costs of sales.*  We expect to complete the consolidation in the fourth quarter of 2007.*  Expenses associated with relocation costs should be approximately $900,000, and are being incurred during the fourth quarter of 2007. Synergies associated with the relocation are expected to more than offset the related costs in the fourth quarter.*

The recreational vehicle industry is extremely competitive, and retail customers have many choices available to them. To distinguish ourselves within the industry, we introduced our Franchise For The Future (FFTF) program for our motorized products in June of 2005. This program is designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool. To support this, and to encourage our dealers to participate in FFTF, we have worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations. In 2006, we followed this up with Monaco Financial Services (MFS). MFS is a branded financing program from General Electric Commercial Distribution Finance (GECDF) and General Electric Consumer Finance (GECF). Through MFS, our dealer partners earn rebates from GECDF and GECF for wholesale floorplanning and retail financing for customers. We believe that these concepts, along with other features designed to encourage our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity. *

Motorhome Resort Segment

We are nearing the end of the resort projects in both Indio and Las Vegas. Currently we have 68 lots available between the two resorts. Third quarter sales were slower than the prior year, but this was due to having fewer lots available for sale, which impacts sales absorption of new lots as they compete with resales of owner lots. In addition, the third quarter is traditionally the slower sales season due to their location in the southwestern portion of the United States. While the current troubles in the greater real estate market may not directly influence sales of lots, it does have an impact on demand, but we remain confident that these resort properties will continue to sell through a majority of their remaining lots by the end of the first quarter of 2008.*  To ensure the continued growth of this segment, we have acquired property in LaQuinta California, and in Naples, Florida. We have complied with a large amount of the permitting requirements for both projects, and have begun clearing ground in Naples. We expect that we will begin ground work in LaQuinta during the fourth quarter of 2007. We expect to have completed lots available for sale in both resorts in the second quarter of 2008.*

Overall Company Performance in the Third Quarter of 2007

Third quarter net sales increased 10.2% to $322.4 million compared to $292.5 million for the same period last year. The sales increase was due to increased MRV segment sales that offset slower sales in the TRV and MR segments. Gross diesel motorized sales were up 10.0%, gas motorized sales were up 79.8%, and towables were down 8.8%. Diesel products accounted for 69.9% of our third quarter revenues while gas products were 8.5%, and towables were 21.6%. Our overall unit sales were up 1.7% in the third quarter of 2007 to 5,410 units, with diesel motorized unit sales down 0.7% to 1,080 units, gas motorized unit sales up 54.2% to 390 units, and towable unit sales down 0.9% to 3,940 units. Our total average unit selling price increased to $59,800 from $55,900 in the same period last year, reflecting a shift in the mix of products sold.

Gross profit for the third quarter of 2007 increased to $36.2 million, up from $18.5 million in the third quarter of 2006, and gross margin increased from 6.3% in the third quarter of 2006 to 11.2% in the third quarter of 2007. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	September 30, 2006	of Sales	September 29, 2007	of Sales	% of Sales
Direct materials	$187,665	64.2%	$200,708	62.2%	(2.0)%
Direct labor	31,532	10.8%	31,888	9.9%	(0.9)%
Warranty	7,952	2.7%	10,540	3.3%	0.6%
Other direct	18,068	6.2%	14,688	4.6%	(1.6)%
Indirect	28,723	9.8%	28,419	8.8%	(1.0)%

Total cost of sales	$273,940	93.7%	$286,243	88.8%	(4.9)%

•       Direct materials decreases in 2007, as a percent of sales, were 2.0% or $6.4 million. Subsequent to the end of the second quarter of 2006, the Company implemented a series of price increases to correct an unfavorable material usage rate. This resulted in a decrease to direct materials of $5.1 million in 2007. The total cost of diesel chassis now purchased from the CCP joint venture are included in this line item for 2007 whereas in 2006 only the materials portion of the overall chassis cost was included. This increases material usage by $1.1 million for 2007. The remaining decrease of $2.4 million is due to the change in the product mix of sales.

•       Direct labor decreases in 2007, as a percent of sales, were 0.9% or $2.9 million. This decrease was the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand, which included the impact of the joint venture operations as discussed above.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.6% or $1.9 million. These increases were due to major production changes that occurred in mid 2006, which involved combining production lines and shifting the plant locations where units were built. We have been experiencing higher warranty claims related to the products produced during the period of change.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.6% or $5.2 million. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense and other employee related benefit costs.

•       Decreases in indirect costs in 2007 were $304,000. These decreases were the result of improvements in efficiencies at our plants as a result of consolidation of component facilities, including the changes due to the joint venture operations. The decrease in total dollars associated with indirect costs resulted in an improvement of 1.0% as a percentage of sales in 2007 compared to 2006.

Selling, general, and administrative expenses (S,G,&A) increased by $187,000 in the third quarter of 2007 to $29.7 million compared to the third quarter of 2006 and decreased as a percentage of sales from 10.0% in the third quarter of 2006 to 9.2% in the third quarter of 2007. Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	September 30, 2006	of Sales	September 29, 2007	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$4,536	1.6%	$7,176	2.2%	0.6%
Selling expenses	9,695	3.3%	7,778	2.4%	(0.9)%
Settlement expense	3,114	1.0%	3,513	1.1%	0.1%
Marketing expenses	3,233	1.1%	3,172	1.0%	(0.1)%
Other	8,896	3.0%	8,022	2.5%	(0.5)%

Total S,G,&A expenses	$29,474	10.0%	$29,661	9.2%	(0.8)%

•       Increases in salaries, bonus and benefit expenses in 2007 were $2.6 million. This increase was due to an increase in management bonus expense of $3.1 million that was partially offset by decreases in salaries and benefit expenses.

•       Decreases in selling expenses in 2007 were $1.9 million. This decrease was due to lower costs for selling programs at our dealers’ lots of $1.8 million. The remaining difference was comprised of various other related selling expenses.

•       Increase in settlement expense (litigation settlement expense) in 2007, as a percent of sales, was 0.1% or $322,000. The increase was the result of increased litigation related to warranty claims.

•       Decreases in marketing expenses in 2007, as a percent of sales, were 0.1% or 322,000. These reductions were the result of savings due to lower expenses associated with shows and rallies as well as reductions in co-op advertising, partially offset by an increase in printed materials costs.

•       Decreases in other expenses in 2007 were $874,000. This decrease is predominately a result of reductions in bad debt expense of $662,000 and contract services of $203,000.

Operating income was $6.5 million, or 2.0% of sales, in the third quarter of 2007 compared to a loss of $10.9 million, or 3.7% of sales, in the similar 2006 period. The increase in operating income was due predominantly to increased sales, improved gross margins, and lower S,G&A costs as a percent of sales.

Net interest expense was $829,000 in the third quarter of 2007 versus $1.3 million in the comparable 2006 period, reflecting lower corporate borrowing during the third quarter of 2007.

We reported a provision for income taxes of $2.0 million, or an effective tax rate of 35.3%, in the third quarter of 2007, compared to a benefit from income taxes of $5.0 million, in the third quarter of 2006. The income tax benefit in the third quarter of 2006 was due to the favorable outcome of a state income tax audit that occurred during 2006.

Net income for the third quarter of 2007 was $3.7 million compared to a loss of $7.1 million for the third quarter of 2006 due primarily to higher sales and gross margin.

Third Quarter 2007 versus Third Quarter 2006 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the quarters ended September 30, 2006, and September 29, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	September 30, 2006	of Sales	September 29, 2007	of Sales	Change	Change
Net sales	$220,159	100.0%	$257,982	100.0%	$37,823	17.2%
Cost of sales	207,960	94.5%	228,565	88.6%	(20,605)	(9.9)%
Gross profit	12,199	5.5%	29,417	11.4%	17,218	141.1%
Selling, general, and administrative expenses and corporate overhead	19,931	9.0%	22,570	8.7%	(2,639)	(13.2)%

Operating income (loss)	$(7,732)	(3.5)%	$6,847	2.7%	$14,579	188.6%

Total net sales for the MRV segment were up from $220.2 million in the third quarter of 2006 to $258.0 million in the third quarter of 2007. Gross diesel motorized revenues were up 10.0% and gas motorized revenues were up 79.8%, which were due to the introduction of new gas models that increased sales as dealers filled shelf space. Diesel products accounted for 89.1% of the MRV segment’s third quarter of 2007 gross revenues while gas products were 10.9%. The overall increase in revenues is due to the Company’s increase in retail market share. Our overall MRV segment unit sales were up 9.6% year over year from 1,341 units in the third quarter of 2006 to 1,470 units in the third quarter of 2007. Diesel motorized unit sales were down 0.7% to 1,080 units and gas motorized unit sales were up 54.2% to 390 units.

Gross profit for the MRV segment for the third quarter of 2007 increased to $29.4 million, up from $12.2 million in the third quarter of 2006, and gross margin increased from 5.5% in the third quarter of 2006 to 11.4% in the third quarter of 2007. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	September 30, 2006	of Sales	September 29, 2007	of Sales	% of Sales
Direct materials	$142,160	64.6%	$161,595	62.6%	(2.0)%
Direct labor	23,248	10.6%	24,346	9.5%	(1.1)%
Warranty	5,876	2.7%	8,612	3.3%	0.6%
Other direct	12,399	5.6%	10,168	4.0%	(1.6)%
Indirect	24,277	11.0%	23,844	9.2%	(1.8)%

Total cost of sales	$207,960	94.5%	$228,565	88.6%	(5.9)%

•       Direct materials decreases in 2007, as a percent of sales, were 2.0% or $5.2 million. Subsequent to the end of the second quarter of 2006, the Company implemented a series of price increases to correct an unfavorable material usage rate. This resulted in a decrease to direct materials of $5.1 million in 2007. The total cost of diesel chassis now purchased from the CCP joint venture are included in this line item for 2007 whereas in 2006 only the materials portion of the overall chassis cost was included. This increases material usage by $1.1 million for 2007. The remaining decrease of $1.2 million is due to a change in the product mix of sales.

•       Direct labor decreases in 2007, as a percent of sales, were 1.1% or $2.8 million. This decrease was the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand, which included the impact of the joint venture operations as discussed above.

•       Increases in warranty costs in 2007, as a percent of sales, were 0.6% or $1.5 million. These increases were due to major production changes that occurred in mid 2006, which involved combining production lines and shifting the plant locations where units were built. We have been experiencing higher warranty claims related to the products produced during the period of change.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.6% or $4.1 million. This decrease was the result of improvements of $2.3 million in costs associated with workers’ compensation expense and other employee related benefit costs. The remainder of the reduction related mostly to costs associated with out-of-warranty repairs of $1.0 million, and delivery expense of $774,000.

•       Decreases in indirect costs in 2007 were $433,000. These decreases were the result of improvements in efficiencies at our plants as a result of consolidation of component facilities, and the impact of the joint venture operations as previously discussed.

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

Operating income increased due to higher sales, higher gross margins, and lower S,G,&A expenses as a percent of sales.

Third Quarter 2007 versus Third Quarter 2006 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV Segment for the quarters ended September 30, 2006, and September 29, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	September 30, 2006	of Sales	September 29, 2007	of Sales	Change	Change
Net sales	$70,450	100.0%	$64,221	100.0%	$(6,229)	(8.8)%
Cost of sales	65,346	92.8%	57,531	89.6%	7,815	11.9%
Gross profit	5,104	7.2%	6,690	10.4%	1,586	31.1%
Selling, general, and administrative expenses and corporate overhead	7,409	10.5%	5,819	9.0%	1,590	21.5%

Operating income (loss)	$(2,305)	(3.3)%	$871	1.4%	$3,176	137.8%

Total net sales for the TRV segment were down from $70.5 million in the third quarter of 2006 to $64.2 million in the third quarter of 2007. This decrease is mostly due to softer market conditions in the towable sector, as well as to decreases in market share for some of our products. The Company’s unit sales were down 0.9% to 3,940 units. Average unit selling price decreased to $17,700 in the third quarter of 2007 from $19,200 in the same period last year.

Gross profit for the third quarter of 2007 increased to $6.7 million, up from $5.1 million in the third quarter of 2006, and gross margin increased from 7.2% in the third quarter of 2006 to 10.4% in the third quarter of 2007. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	September 30, 2006	of Sales	September 29, 2007	of Sales	% of Sales
Direct materials	$44,747	63.5%	$39,055	60.8%	(2.7)%
Direct labor	8,263	11.8%	7,542	11.8%	0.0%
Warranty	2,076	3.0%	1,928	3.0%	0.0%
Other direct	5,667	8.0%	4,520	7.0%	(1.0)%
Indirect	4,593	6.5%	4,486	7.0%	0.5%

Total cost of sales	$65,346	92.8%	$57,531	89.6%	(3.2)%

•       Direct material decreases in 2007, as a percent of sales, were 2.7% or $1.7 million. Approximately half of this decrease was due to changes in the mix of products and half due to improvements in commodities purchasing initiatives in the third quarter of 2007 versus 2006.

•       Direct labor, as a percent of sales, was consistent with the prior year at 11.8%.

•       Warranty expense, as a percent of sales, was consistent with the prior year at 3.0%.

•       Decreases in other direct costs, as a percent of sales, were 1.0% or $642,000. This decrease was the result of improvements of $193,000 in employee benefit and workers’ compensation costs and a decrease of $449,000 in delivery expenses.

•       Decreases of indirect costs in 2007 of $107,000 were due to decreases in the variable portion of costs relative to the reduction in sales.

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

Operating income increased due to higher gross margins and lower S,G,&A expenses as a percent of sales and in total dollars, which more than offset the reduction in sales.

Third Quarter 2007 versus Third Quarter 2006 for the Motorhome Resort Segment

The following table illustrates the results of the Motorhome Resort Segment (MR segment) for the quarters ended September 30, 2006, and September 29, 2007 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	September 30, 2006	of Sales	September 29, 2007	of Sales	Change	Change
Net sales	$1,864	100.0%	$219	100.0%	$(1,645)	(88.3)%
Cost of sales	634	34.0%	147	67.1%	487	76.8%
Gross profit	1,230	66.0%	72	32.9%	(1,158)	(94.1)%
Selling, general, and administrative expenses and corporate overhead	2,134	114.5%	1,272	580.8%	862	40.4%

Operating loss	$(904)	(48.5)%	$(1,200)	(547.9)%	$(296)	(32.7)%

Net sales decreased 88.3% to $219,000 compared to $1.9 million for the same period last year. Slower sales in the second quarter led to fewer lots available in escrow to close in the third quarter, which has seasonally fewer prospective owners visiting the southwest desert region during the summer months. To a large degree, the reductions in sales are a function of shrinking inventories of available lots, as well as from competition within the Company’s own resorts from owner resales. In addition, while the current troubles in the greater real estate market may not directly influence sales of lots, it does have an impact on demand. The Company still expects that while sales may remain slower than expected, the needs for luxury resort locations within the industry will remain strong.*

Gross profit for the MR segment decreased to 32.9% of sales in the third quarter of 2007 compared to 66.0% of sales in the same period last year. This was due to the mix of lot sales. In the third quarter 2007, all sales were from the Las Vegas resort which has a lower gross margin.

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

Nine months Ended September 29,  2007 Compared to Nine months ended September 30, 2006

The following table illustrates the results of consolidated operations for the nine months ended September 30, 2006 and September 29, 2007 (dollars in thousands):

	Nine Months Ended	%	Nine Months Ended	%	$	%
	September 30, 2006	of Sales	September 29, 2007	of Sales	Change	Change
Net sales	$998,823	100.0%	$979,985	100.0%	$(18,838)	(1.9)%
Cost of sales	901,351	90.2%	871,212	88.9%	30,139	3.3%
Gross profit	97,472	9.8%	108,773	11.1%	11,301	11.6%
Selling, general, and administrative expenses	92,882	9.3%	89,885	9.2%	2,997	3.2%
Plant relocation costs	269	0.0%	0	0.0%	269	100.0%

Operating income	$4,321	0.5%	$18,888	1.9%	$14,567	337.1%

Consolidated sales for the nine months ended September 29, 2007 were $980.0 million versus $998.8 million, representing a 1.9% decrease. This decrease was due to the impact of FEMA travel trailer orders filled in the first quarter of 2006, the softer market conditions in the towable sector in 2007, and a decrease in motorhome resort lot sales. The resort revenues were lower due to shrinking inventories of available lots, as well as competition within the Company’s own resorts from owner resales in the first quarter of 2007. These reductions were partially offset by an increase of sales in the motorized sector.

Gross profit for the nine month period in 2007 increased to $108.8 million, up from $97.5 million in the same period of 2006 and gross margins increased from 9.8% in 2006 to 11.1% in 2007. The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months Ended	%	Nine Months Ended	%	Change in
	September 30, 2006	of Sales	September 29, 2007	of Sales	% of Sales
Direct materials	$618,558	61.9%	$608,147	62.1%	0.2%
Direct labor	103,729	10.4%	96,512	9.8%	(0.6)%
Warranty	28,787	2.9%	31,887	3.3%	0.4%
Other direct	60,687	6.1%	47,933	4.9%	(1.2)%
Indirect	89,590	8.9%	86,733	8.8%	(0.1)%

Total cost of sales	$901,351	90.2%	$871,212	88.9%	(1.3)%

•       Direct materials increases in 2007, as a percent of sales, were 0.2% or $2.0 million. Subsequent to the end of the second quarter of 2006, the Company implemented a series of price increases to correct an unfavorable material usage rate. This resulted in a decrease to direct materials of $5.1 million in 2007. The total cost of diesel chassis now purchased from the CCP joint venture are included in this line item for 2007 whereas in 2006 only the materials portion of the overall chassis cost was included. This increased material usage by $2.2 million for 2007. The remaining increase of $4.9 million is due to a change in the product mix of sales.

•       Direct labor decreases in 2007, as a percent of sales, were 0.6% or $5.9 million. This decrease was primarily the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand, which included the joint venture operations as discussed above.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.4% or $3.9 million. These increases were due to major production changes that occurred from July 2005 to June 2006, which involved combining production lines and shifting the plant locations where units were built. We have been experiencing higher warranty claims related to the products produced during the period of change.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.2% or $11.8 million. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense and other employee benefits of $5.9 million, as well as reductions in out-of-policy goodwill repairs of $2.0 million and delivery expenses of $3.9 million.

•       Decreases in indirect costs in 2007 were $2.9 million. These decreases were the result of improvements in efficiencies at our plants due to consolidation of component facilities, including the changes due to the joint venture operations.

S,G,&A decreased by $3.0 million to $89.9 million for the nine month period of 2007, and decreased as a percentage of sales from 9.3% in 2006 to 9.2% in 2007. Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Nine Months Ended	%	Nine Months Ended	%	Change in
	September 30, 2006	of Sales	September 29, 2007	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$19,404	1.9%	$21,906	2.3%	0.4%
Selling expenses	30,604	3.1%	25,788	2.6%	(0.5)%
Settlement expense	9,081	0.9%	10,004	1.0%	0.1%
Marketing expenses	7,514	0.8%	6,837	0.7%	(0.1)%
Other	26,279	2.6%	25,350	2.6%	0.0%

Total S,G,&A expenses	$92,882	9.3%	$89,885	9.2%	(0.1)%

•       Increases in salaries, bonus and benefit expenses in 2007 were $2.5 million. This increase was due to increases in management bonus expense of $2.4 million and long-term incentive stock-based program expenses of $604,000, partially offset by a decrease in wages and other benefits of $495,000.

•       Decreases in selling expenses in 2007 were $4.8 million. This decrease was due to lower costs for selling programs at our resort properties of $779,000, lower sales commissions of $284,000, and lower costs of $3.5 million related to sales programs. The remaining difference was comprised of various other related selling expenses.

•       Settlement expense (litigation settlement expense) in 2007 increased by $923,000. The total dollar increase was the result of increases in the number of litigation cases in 2007 versus 2006 as well as increases in the amounts reserved for certain pending litigation.

•       Decreases in marketing expenses in 2007 were $677,000. These reductions were the result of savings due to lower expenses associated with shows and rallies.

•       Decreases in other expenses in 2007 were $929,000. This decrease was predominately due to reductions in bad debt expense of $1.0 million and resort lot participation accrual of $917,000, partially offset by an increase in depreciation of $820,000.

Operating income was $18.9 million, or 1.9% of sales, for the nine month period of 2007 compared to $4.3 million, or 0.5% of sales, in the similar 2006 period. Increases in operating income were due predominantly to higher gross margins and improvements in S,G,&A costs, partially offset by a reduction in sales.

Net interest expense was $2.7 million for the nine month period of 2007 versus $3.5 million in the comparable 2006 period, reflecting a lower level of borrowing during the nine month period of 2006.

We reported a provision for income taxes of $6.0 million, or an effective tax rate of 38.4% for the nine month period of 2007, compared to a benefit from income taxes of $343,000, or an effective tax rate of 25.8% for the comparable 2006 period.  The increase in the effective tax rate was due primarily to the lack of certain non-recurring income tax benefits that were recorded during the first nine months of 2006.  These non-recurring benefits included a favorable outcome from a state income tax audit and a benefit attributable to certain state income tax law changes.

Net income for the nine month period of 2007 was $9.6 million compared to $1.6 million for the comparable period in 2006 (including losses from discontinued operations of $107,000 in 2006, net of taxes, related to the closure of the Royale Coach facility) due to a higher operating margin, and reduction in total S,G,&A expenses, partially offset by a reduction in sales.

Nine Months of 2007 versus Nine Months of 2006 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the nine month period ended September 30, 2006 and September 29, 2007 (dollars in thousands):

	Nine Months Ended	%	Nine Months Ended	%	$	%
	September 30, 2006	of Sales	September 29, 2007	of Sales	Change	Change
Net sales	$700,728	100.0%	$754,192	100.0%	$53,464	7.6%
Cost of sales	647,910	92.5%	672,029	89.1%	(24,119)	(3.7)%
Gross profit	52,818	7.5%	82,163	10.9%	29,345	55.6%
Selling, general, and administrative expenses and corporate overhead	58,718	8.4%	65,760	8.7%	(7,042)	(12.0)%
Plant relocation costs	269	0.0%	0	0.0%	269	100.0%

Operating income (loss)	$(6,169)	(0.9)%	$16,403	2.2%	$22,572	365.9%

Net sales for the MRV segment were up from $700.7 million in the nine month period of 2006 to $754.2 million in the nine month period of 2007. Gross diesel motorized revenues were up 7.3%, and gas motorized revenues were down 6.5%. Diesel products accounted for 89.4% of our nine months MRV segment revenues while gas products were 10.6%. The overall increase in revenues reflects the Company’s increase in retail market share in 2007 as well as an increase in diesel Class A unit sales volume as a percentage of total motorized sales. Our overall MRV segment unit sales were up 1.9% in the nine month period of 2007 to 4,448 units, with diesel motorized unit sales up 2.4% to 3,288 units, and gas motorized unit sales up 0.6% to 1,160 units. Our average unit selling price increased to $167,800 for the nine month period of 2007 from $162,000 in the same period last year.

Gross profit for the nine month period of 2007 increased to $82.2 million, up from $52.8 million in 2006, and gross margin increased from 7.5% in the nine month period of 2006 to 10.9% in the nine month period of 2007. The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months Ended	%	Nine Months Ended	%	Change in
	September 30, 2006	of Sales	September 29, 2007	of Sales	% of Sales
Direct materials	$441,657	63.1%	$471,470	62.5%	(0.6)%
Direct labor	72,440	10.3%	71,717	9.5%	(0.8)%
Warranty	21,320	3.1%	24,785	3.3%	0.2%
Other direct	38,151	5.4%	31,485	4.2%	(1.2)%
Indirect	74,342	10.6%	72,572	9.6%	(1.0)%

Total cost of sales	$647,910	92.5%	$672,029	89.1%	(3.4)%

•       Direct materials decreases in 2007, as a percent of sales, were 0.6% or $4.5 million. Subsequent to the end of the second quarter of 2006, the Company implemented a series of price increases to correct an unfavorable material usage rate. This resulted in a decrease to direct materials of $5.1 million in 2007. The total cost of diesel chassis now purchased from the CCP joint venture are included in this line item for 2007 whereas in 2006 only the materials portion of the overall chassis cost was included. This increases material usage by $2.2 million for 2007. The remaining decrease of $1.6 million is due to a change in the product mix of sales.

•       Direct labor decreases in 2007, as a percent of sales, were 0.8% or $6.0 million. This decrease was the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand, which included the joint venture operations as discussed above.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.2% or $1.5 million. These increases were due to major production changes that occurred from July 2005 to June 2006, which involved combining productions lines and shifting the plant locations where units were built. We have been experiencing higher warranty claims related to the products produced during the period of change.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.2% or $9.1 million. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense and employee benefits of $5.3 million, and reductions in out-of-policy goodwill expenses of $3.0 million.

•       Decreases in indirect costs in 2007 were $1.8 million. These decreases were the result of improvements in efficiencies at our plants as a result of consolidation of component facilities, and the impact of the joint venture operations as previously discussed.

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

Plant relocation costs were related to the costs incurred to relocate the Bend, Oregon manufacturing facility to the Coburg, Oregon plant in prior years. We believe this relocation will continue to result in improved margins for the Oregon operations.*

Operating income increased as both a percent of sales and in total dollars due to higher sales and higher gross margins, which were partially offset by higher S,G,&A expenses as a percent of sales.

Nine Months of 2007 versus Nine Months of 2006 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV segment for the nine months ended September 30, 2006 and September 29, 2007 (dollars in thousands):

	Nine Months Ended	%	Nine Months Ended	%	$	%
	September 30, 2006	of Sales	September 29, 2007	of Sales	Change	Change
Net sales	$274,092	100.0%	$214,669	100.0%	$(59,423)	(21.7)%
Cost of sales	244,839	89.3%	194,970	90.8%	49,869	20.4%
Gross profit	29,253	10.7%	19,699	9.2%	(9,554)	(32.7)%
Selling, general, and administrative expenses and corporate overhead	24,953	9.1%	18,053	8.4%	6,900	27.7%

Operating income	$4,300	1.6%	$1,646	0.8%	$(2,654)	(61.7)%

Net sales for the TRV segment were down from $274.1 million in the nine month period of 2006 to $214.7 million in the nine month period of 2007. The overall decrease in revenues reflected the FEMA travel trailer sales filled in the first quarter or 2006, as well as the softer market conditions in 2007 and decreases in market share for some of our products. The Company’s unit sales were down 20.1% to 13,439 units. The average unit selling price increased to $17,500 in the nine month period of 2007 from $17,200 in the same period last year.

Gross profit for the nine month period of 2007 decreased to $19.7 million, down from $29.3 million in 2006, and gross margin decreased from 10.7% in the nine month period of 2006 to 9.2% in the nine month period of 2007. The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months Ended	%	Nine Months Ended	%	Change in
	September 30, 2006	of Sales	September 29, 2007	of Sales	% of Sales
Direct materials	$169,014	61.7%	$133,035	62.0%	0.3%
Direct labor	30,944	11.3%	24,542	11.4%	0.1%
Warranty	7,467	2.7%	7,102	3.3%	0.6%
Other direct	22,497	8.2%	16,416	7.6%	(0.6)%
Indirect	14,917	5.4%	13,875	6.5%	1.1%

Total cost of sales	$244,839	89.3%	$194,970	90.8%	1.5%

•       Direct material increases in 2007, as a percent of sales, were 0.3% or $644,000. This increase was a result of the changes in the mix of products sold. In 2006 versus 2007 there was a substantial amount of sales to FEMA for travel trailers in the first quarter. These units had a lower direct material cost.

•       Direct labor increases in 2007, as a percent of sales, were 0.1% or $215,000. This increase was the result of inefficiencies in our plants due to lower run rates in 2007 versus 2006.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.6% or $1.3 million. These increases were due to major production changes that occurred from July 2005 to June 2006, which involved combining production lines and shifting the plant locations where units were built. We have been experiencing higher warranty claims related to the products produced during the period of change.

•       Decreases in other direct costs in 2007, as a percent of sales, were 0.6% or $1.3 million. This decrease was primarily the result of improvements in costs associated with workers’ compensation expense and employee benefits of $429,000, as well as delivery expenses of $1.1 million.

•       Decreases of indirect costs in 2007 of $1.0 million were due to decreases in the variable portion of costs relative to the reduction in sales.

S,G,&A expenses for the TRV segment decreased, as both a percent of sales and in total dollars due to decreases in selling expenses. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now located in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income decreased as both a percent of sales and in total dollars due to lower sales and gross profit which was only partially offset by a decrease in S,G,&A expenses as a percent of sales.

Nine Months of 2007 versus Nine Months of 2006 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (MR segment) for the nine month period ended September 30, 2006 and September 29, 2007 (dollars in thousands):

	Nine Months Ended	%	Nine Months Ended	%	$	%
	September 30, 2006	of Sales	September 29, 2007	of Sales	Change	Change
Net sales	$24,003	100.0%	$11,124	100.0%	$(12,879)	(53.7)%
Cost of sales	8,602	35.8%	4,213	37.9%	4,389	51.0%
Gross profit	15,401	64.2%	6,911	62.1%	(8,490)	(55.1)%
Selling, general, and administrative expenses and corporate overhead	9,211	38.4%	6,072	54.6%	3,139	34.1%

Operating income	$6,190	25.8%	$839	7.5%	$(5,351)	(86.4)%

Net sales decreased 53.7% to $11.1 million compared to $24.0 million for the same period last year. This is due in part to weather conditions in the first quarter of 2007, as well as a limited number of lots available for sale in the current year. To a large degree, the reductions in sales are a function of shrinking inventories of available lots, as well as from competition within the Company’s own resorts from owner resales. In addition, while the current troubles in the greater real estate market may not directly influence sales of lots, it does have an impact on demand. The Company still expects that while sales may remain slower than expected, that the needs for luxury resort locations within the industry will remain strong.*

Gross profit for the MR segment decreased to 62.1% of sales compared to 64.2% of sales in the same period last year. Gross margin decreases were due to the additions of some amenities designed to enhance the appeal of the resorts and demand for lots, but also added slightly to the cost of sales.

S,G,&A expenses increased as a percent of sales due to lower sales that was not entirely offset by a reduction in total S,G,&A dollars. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now located in a single line item for S,G,&A expense and corporate overhead allocation. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income decreased due to lower lot sales volumes and an increase in S,G&A expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first nine months of 2007, the Company generated cash of $61.7 million from operating activities and had a cash balance of $35.2 million at September 29, 2007. The Company generated $24.8 million from net income and had non-cash expenses such as depreciation and amortization, losses on sales of assets, expenses associated with stock-based compensation, and losses in equity investment. Other sources of cash included a $22.8 million increase in accounts payable, a $2.0 million decrease in trade receivables, a decrease of $3.7 million in inventory levels, a $504,000 decrease in prepaid expenses, a $2.9 million increase in accruals for product warranty, a $4.6 million increase in accrued liabilities, and a $9.1 million increase in income tax payable. The uses of cash in this period included an increase of $400,000 in resort inventory, an $8.0 million increase in land held for development, a $138,000 decrease in accruals for product liability reserve, a decrease of $150,000 in deferred revenue, and a decrease in assets from discontinued operations of $18,000. Increases in accounts payable are due mostly to timing of shipments of raw materials to our plants. At the end of 2006, we had a regularly scheduled Christmas shutdown, and accordingly the amounts of raw materials scheduled for delivery were reduced. At the end of the third quarter 2007, we had a normal schedule of deliveries. Decreases in trade accounts receivable reflect strong collections near the end of the third quarter of 2007, versus the end of fiscal year 2006. Decreases in inventories are a result of the Company continuing to focus on reducing these levels to meet demand. Decreases in prepaid expenses reflect the amortization of certain prepaid expenses for costs such as insurance. Increases in warranty reserves were the result of increases in experience for warranty costs on some of our current model year products. Increases in accrued expenses and other liabilities are associated with increases for accruals for management bonus, and property taxes, offset by decreases for accruals for promotions and advertising, and interest expense. Increases in income taxes payable reflect the provision for expected income taxes due. Increases in resort lot inventories are the result of construction costs at the Company’s resort properties. Increases in land held for development reflect the purchases of property for resort development in Naples, Florida. Decreases in accrued product liability reserves reflect the increase in activity on pending litigation claims, and the ultimate settlement of those claims. Decreases in deferred revenues are related to revenue associated with Monaco Financial Services that the Company received in 2006 and is amortizing over the length of the contract with GECDF and GECF. Decreases in assets related to discontinued operations are for the sales of all remaining Royale Coach discontinued products.

On November 18, 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to complete the acquisition of R-Vision. The revolving line of credit remains at $105.0 million. At September 29, 2007, there were no borrowings outstanding on the revolving line of credit (the “Revolving Loan”), and Term Debt borrowings were $30.0 million. At the election of the Company, the Revolving Loan and the Term Debt bear interest at varying rates that fluctuate based on the prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires interest payments quarterly. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants. The Company was in compliance with these covenants at September 29, 2007. The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting. At September 29, 2007, cash is a positive net balance and thus no book overdraft is reported.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At September 29, 2007 and December 30, 2006, the Company had working capital of approximately $109.8 million. The Company has been using short-term credit facilities and operating cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.* The Company’s capital expenditures were $4.2 million in the first nine months of 2007, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2007 will be approximately $6 to $8 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer defaults on its credit facility from the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 15 months. At September 29, 2007, approximately $515.5 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 5.8% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During the third quarter of 2007, there were no losses associated with the exercise of repurchase agreements. Dealers for the Company undergo a credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an ongoing basis. We closely monitor sales to dealers that are a higher credit risk. The repurchase period is limited, usually up to a maximum of 15 months. We believe these activities help to minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 29, 2007, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, we incur certain contractual obligations and commitments that will require future cash payments. The following tables summarize the significant obligations and commitments (in thousands).

	PAYMENTS DUE BY PERIOD
Contractual Obligations	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-Term Debt (1)	$5,714	$11,928	$12,858	$0	$30,500
Operating Leases (2)	2,271	4,154	3,479	1,381	11,285

Total Contractual Cash Obligations	$7,985	$16,082	$16,337	$1,381	$41,785

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (3)	$0	$105,000	$0	$0	$105,000
Guarantees (4)	0	0	10,930	0	10,930
Repurchase Obligations (5)	0	515,506	0	0	515,506

Total Commitments	$0	$620,506	$10,930	$0	$631,436

(1)	See Note 6 to the Condensed Consolidated Financial Statements.
(2)	Various leases including manufacturing facilities, aircraft, and machinery and equipment.
(3)	See Note 5 to the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at September 29, 2007.
(4)	Guarantees related to aircraft operating lease.
(5)	Reflects obligations under manufacturer repurchase commitments. See Note 11 to the Condensed Consolidated Financial Statements.

INFLATION

During 2006 and to a lesser extent in the first nine months of 2007, the Company experienced increases in the prices of certain commodity items that we use in manufacturing our products. These include, but are not limited to, steel, copper, aluminum, petroleum, and wood. While price increases for these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on the Company’s production costs. To date, the Company has been successful in passing along most of these increases by increasing the selling prices of its products. However, there is no certainty that the Company will be able to pass these along successfully in the future. The current trend in these prices, if it continues, could have a materially adverse impact on the Company’s business going forward.

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

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109,” as of the beginning of fiscal year 2007. See Note 7 to the Company’s condensed consolidated quarterly financial statements included in this Quarterly Report on Form 10-Q.

INCENTIVE STOCK-BASED COMPENSATION  The Company, like many other companies, sponsors an incentive stock-based compensation plan for key members of the organization. The related expenses recognized are subject to complex calculations based on a variety of assumptions for variables such as risk-free rates of return, stock volatility, expected terminations, and achievements of financial performance measures. To the extent certain of these variables can not be known, management uses estimates to calculate the resulting liability.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

FIN 48

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB 109, “Accounting for Income Taxes” by defining a criterion that an individual tax position must be met for any part of the benefit to be recognized in the financial statements. The Interpretation is effective for fiscal years beginning after December 15, 2006. See Note 7 to the Company’s consolidated quarterly financial statements included with this Quarterly Report on Form 10-Q.

We have adopted the Interpretation as of the beginning of fiscal year 2007 and there was no significant impact to the financial statements.

FAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. While we are still analyzing the effects of SFAS No. 157, we believe that the adoption for SFAS No. 157 will not have a material effect on our financial position or results of operations.

FAS 159

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of adopting SFAS No. 159.

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

•              Fluctuations in demand for our resort lots due to changing economic and other conditions, such as changes in the sub prime lending rates, new housing starts, and availability of credit.

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

Class A unit shipments reached approximately 37,300 units in 1994 and declined to approximately 33,000 units in 1995. The Class A segment then went on a steady climb and in 1999 recorded the highest year, in recent history, of Class A shipments, approximately 49,400. Over the next two years, motorhome shipments declined to 33,400 in 2001. Class A shipments then rose for the next 3 years and in 2004 reached 46,300. Over the last two years, however, shipments of Class A motorhomes have dropped, reaching a pre-1994 level of 32,700 in 2006. Currently, Class A shipments through August 2007, are at 22,800, or an expected annualized rate of 34,600.*

The towable segment moved through many of the same cyclical peaks and troughs historically. The shipment level reached approximately 201,100 in 1994, dropping-off to 192,200 in 1996 and then growing to 249,600 in 1999. Towable unit shipments suffered a two-year decline in 2000 and 2001, dropping to 207,600. Since then the market has expanded significantly reaching 334,600 in 2006. Like the Class A market, the towables segment has also begun to experience a slow down during 2007. Through August 2007, shipments were 213,200, or an expected annualized rate of 296,700.*

Our business is subject to the cyclical nature of this industry and principally the Class A segment. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence. Increasing interest rates and fuel prices over the last two years have adversely affected the Class A recreational vehicle market. An extended continuation of these conditions would materially affect our business, results of operations, and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES   Although our products were offered by over 700 dealerships located primarily in the United States and Canada as of September 29, 2007, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For the quarter ended September 29, 2007, sales to one dealer, Lazy Days RV Center, accounted for 6.4% of total sales compared to 5.4% of sales in the same period ended last year. For quarters ended September 30, 2006 and September 29, 2007, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 30.3% and 31.8% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER   As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer defaults on its credit facility with its lender. Obligations under these agreements vary from period to period, but totaled approximately $515.5 million as of September 29, 2007, with approximately 5.8% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK   We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of September 29, 2007, total trade receivables were $79.6 million, with approximately $60.6 million, or 76.2% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $19.0 million of trade receivables were concentrated substantially all with one dealer. For resort lot customers, funds are required at the time of closing.

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

ITEM 6. Exhibits

10.1	Form of 1993 Stock Plan Performance Share Agreement revised August 1, 2007.

10.2	Form of 1993 Stock Plan Restricted Stock Unit Agreement for Kay L. Toolson and John W. Nepute revised August 1, 2007.

10.3	Form of 1993 Stock Plan Restricted Stock Unit Agreement for Directors revised August 1, 2007.

10.4	Form of 1993 Stock Plan Restricted Stock Unit Agreement revised August 1, 2007.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated: November 8, 2007	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)

EXHIBITS INDEX

Exhibit
Number	Description of Document

10.1	Form of 1993 Stock Plan Performance Share Agreement revised August 1, 2007.

10.2	Form of 1993 Stock Plan Restricted Stock Unit Agreement for Kay L. Toolson and John W. Nepute revised August 1, 2007.

10.3	Form of 1993 Stock Plan Restricted Stock Unit Agreement for Directors revised August 1, 2007.

10.4	Form of 1993 Stock Plan Restricted Stock Unit Agreement revised August 1, 2007.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.