Form 10-K
period 2007-12-29
MONACO COACH CORP /DE/
filed 2008-03-13
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2007

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
YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐               Accelerated filer ☒               Non-accelerated filer ☐               Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 29, 2007, based upon the closing sale price of the Common Stock on June 30, 2007 as reported on the New York Stock Exchange, was approximately $391.5 million. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 3, 2008 the registrant had 30,055,293 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2008 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated therein.

This document consists of 79 pages. The Exhibit Index appears at pages 77-79.

MONACO COACH CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include without limitation those below marked with an asterisk (*). In addition, Monaco Coach Corporation (the “Company,” “we,” “us,” “our,” or “Monaco”) may from time to time make oral forward-looking statements through statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements, including those set forth below under Part I, Item 1A, Risk Factors.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this occurrence of unanticipated events.  These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

ITEM 1.                    BUSINESS

CORPORATE INFORMATION

The present Company was incorporated under the laws of the State of Delaware in 1992.  We acquired substantially all of the assets and liabilities of a predecessor company that had been formed in 1968.  Our principal executive offices are located at 91320 Coburg Industrial Way, Coburg, Oregon 97408.  Our telephone number at that address is (541) 686-8011.  The Company’s website is www.monaco-online.com.  The contents of our website are not incorporated by reference in to this Form 10-K.  We provide free of charge through a link on our website access to our Annual Reports on Form 10-K.  Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the SEC.

OVERVIEW

Monaco Coach Corporation is a leading manufacturer of premium recreational vehicles including Class A, B, and C motor coaches, as well as towable recreational vehicles. The Company also develops and sells luxury motorcoach resort facilities. These three operations, while closely tied into the recreational lifestyle, are segmented for reporting purposes as the Motorized Recreational Vehicle (MRV) segment, the Towable Recreational Vehicle (TRV) segment, and the Motorhome Resort (MR) segment. The following table represents the net sales by segment for the fiscal years 2005, 2006, and 2007. All numbers are in thousands:

		% of		% of		% of
	2005	Sales	2006	Sales	2007	Sales
Motorized recreational vehicle segment	$1,017,766	82.3%	$941,657	72.5%	$998,448	78.5%
Towable recreational vehicle segment	185,433	15.0%	324,342	25.0%	261,391	20.5%
Motorhome resort segment	33,039	2.7%	31,987	2.5%	12,291	1.0%

Total net sales	$1,236,238	100.0%	$1,297,986	100.0%	$1,272,130	100.0%

RECENT BUSINESS CHANGES

During the first quarter of 2007, the Company completed the formation of a joint venture with International Truck and Engine Corporation (ITEC) for the purpose of manufacturing diesel chassis.  This joint venture, known as Custom Chassis Products LLC (CCP), will enable us to take advantage of purchasing synergies, access engineering and design expertise from ITEC, and improve the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana.  Our ownership interest is 49%, and we are accounting for the activity of this operation using the equity method of accounting.

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

MOTORIZED RECREATIONAL VEHICLE SEGMENT

The Company is a leading manufacturer of motorized recreational vehicles. The Company’s motorized product line consists of 39 models under the “Monaco,” “Holiday Rambler,” “Beaver,” “Safari,” and “R-Vision” brand names. The Company’s motorized products, which are typically priced at the high end of their respective product categories, range in suggested retail price from $50,000 to $650,000. Based upon retail registrations in 2007, the Company believes it had a 25.9% share of the market for diesel class A motor coaches, a 6.0% share of the market for gas class A motor coaches, a 16.3% share of the market for all class A motor coaches, and a 3.1% share for all class C motor coaches. At December 29, 2007, the Company’s products were sold through an extensive network of approximately 364 dealer lots located primarily in the United States and Canada.

TOWABLE RECREATIONAL VEHICLE SEGMENT

The Company manufactures 28 models of towable recreational vehicles under the “Holiday Rambler,” “McKenzie,” and “R-Vision” brand names. The Company’s towable products range in suggested retail price from $14,000 to $70,000. Based upon retail registrations in 2007, the Company believes it had a 3.6% share of the market for fifth wheel towables and a 4.5% share of the market for travel trailers. At December 29, 2007, the Company’s products were sold through an extensive network of approximately 619 dealer lots located primarily in the United States and Canada.

MOTORHOME RESORTS SEGMENT

The Company’s motorhome resorts are located in Indio, California, and Las Vegas, Nevada. The resorts provide high-end luxury destination locations for owners of Class A motorhomes that include amenities such as golf courses, swimming pools, tennis courts, and full recreational vehicle hookups for utilities. The Company sells individual lots through independent real estate agents, and the owner shares a common interest in the resort amenities. As of December 29, 2007, the Company had sold 745 of the 807 available lots. Both the Las Vegas and Indio resorts are fully developed, and will continue to provide resort lot sales activity at least through the second quarter of 2008. In addition to these two resorts, the Company has property in La Quinta, California and in Naples, Florida currently being developed into upscale motorhome resort facilities.  The Company is exploring the potential purchases of additional properties in other sections of the country that would help to reduce the seasonality of lots sales we experience.

The resort development business is regulated by various governmental authorities for site planning, environmental impact studies, and land usage. To comply with the requirements imposed by these various authorities, the Company employs technical staff and utilizes outside legal counsel and other advisors.

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

Each of the Company’s recreational vehicles comes fully equipped with a wide range of kitchen and bathroom appliances, audio and visual electronics, communication devices, and other amenities, including couches, dining tables, closets, and storage spaces. All of the Company’s recreational vehicles incorporate products from well-recognized suppliers, including: audio and video electronics from Sharp, RCA, and Sony; microwave ovens from Sharp, Magic Chef, and General Electric; stoves and ranges from KitchenAid and Modern Maid; engines from Cummins and Caterpillar; transmissions from Allison; and chassis from Ford, Workhorse, and the Company’s own Roadmaster brand (from the newly formed joint venture, CCP). The Company’s high end products offer top-of-the-line amenities, including LCD televisions, GPS systems from Kenwood and Pioneer, fully automatic DSS (satellite) systems, Corian solid surface kitchen and bath countertops, imported ceramic tile, granite, marble, leather furniture, and Ralph Lauren fabrics.

The following table illustrates our motorized and towable recreational vehicle segment offerings as of December 29, 2007 (revenues in thousands):

Company Products

	Retail	Gross Revenues
Type	Price Range	2005	2006	2007
Class A Diesel	$135,000-$600,000	$884,988	$842,275	$881,218
Class A Gas	$80,000-$130,000	$125,696	$77,480	$74,238
Class C	$45,000-$86,000	$15,458	$27,979	$34,331
Towables	$11,000-$80,000	$191,003	$342,811	$286,011

To address changing consumer preferences, the Company modifies and improves its products each model year and typically redesigns each model every three or four years. The Company’s designers work with the Company’s marketing, manufacturing, and service departments to design a product that is appealing to consumers, practical to manufacture, and easy to service. The designers try to maximize the quality and value of each model at the strategic retail price point for that model. The marketing and sales staff suggests features or characteristics that they believe could be integrated into the various models to differentiate the Company’s products from those of its competitors. By working with manufacturing personnel, the Company’s engineers design the recreational vehicles so that they can be built efficiently and with high quality. Service personnel suggest ideas to improve the serviceability and reliability of the Company’s products and give the designers feedback on the Company’s past designs.

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

SALES AND MARKETING FOR MOTORIZED AND TOWABLE RECREATIONAL VEHICLES

DEALERS

The Company expanded its dealer network over the past year to approximately 364 dealership lots for its motorized products, and 619 dealership lots for its towable products. As of December 29, 2007, these lots are primarily located in the United States and Canada with considerable overlap of motorized and towable dealership lots. Revenues generated from shipments to dealerships located outside the United States were approximately 5.6%, 8.0%, and 7.2% of total sales for the fiscal years 2005, 2006, and 2007, respectively. Sales to the Company’s dealerships are subject to concentrations. Sales to the top dealer (Lazydays RV Center) in the recreational vehicle segments accounted for 10.9%, 8.5%, and 9.1% of total sales for the years ended 2005, 2006, and 2007, respectively. The Company intends to continue to expand its dealer network, primarily by targeting key geographic regions where the Company’s products are not well represented.* The Company maintains an internal sales organization consisting of approximately 42 account executives who service the Company’s dealer network.

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

Dealers typically finance their inventory through revolving credit facilities established with asset-based third-party lending institutions, including specialized finance companies and banks. It is industry practice that such “floor plan” lenders require recreational vehicle manufacturers to agree to repurchase (for a period of 12 to 15 months from the date of the dealer’s purchase) motor coaches and towables previously sold to the dealer in the event the dealer defaults on its financing agreements. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note 20 of Notes to the Company’s Consolidated Financial Statements.

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

The Company offers a limited warranty to all new vehicle purchasers. The Company’s current limited warranty covers its products for up to one year (or 24,000 miles, whichever occurs first) from the date of retail sale (a limited structural warranty has a duration of five years for the front and sidewall frame structure, and a limited three year warranty for the Roadmaster chassis). In addition, customers are protected by the limited warranties of major component suppliers such as those of Cummins Engine Company, Inc. (“Cummins”) (diesel engines), Caterpillar Inc. (“Caterpillar”) (diesel engines), Spicer Heavy Axle & Brake Division of Dana Corporation (“Dana”) (axles), Allison Transmission Division of General Motors Corporation (“Allison”) (transmissions), Workhorse (chassis), Onan (generators), and Ford Motor Company (“Ford”) (chassis). The Company’s limited warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company facility or by one of the Company’s dealers or authorized service centers. As of December 29, 2007, the Company had over 700 dealerships providing service to owners of the Company’s products. In addition, owners of the Company’s diesel products have access to the entire Cummins and Caterpillar dealer networks, which include over 2,000 repair centers.

The Company operates service centers in Harrisburg, Oregon; Elkhart, Indiana; and Wildwood, Florida. The Company had approximately 668 employees in customer service on December 29, 2007. The Company maintains individualized production records and a computerized warranty tracking system which enables the Company’s service personnel to identify problems quickly and to provide individualized customer service. While many problems can be resolved on the telephone, the customer may be referred to a nearby dealer or service center. The Company believes that dedicated customer service phone lines are an ideal way to interact directly with the Company’s customers and to quickly address their technical problems.

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

MANUFACTURING

The Company currently operates motorized manufacturing facilities in Coburg, Oregon; Wakarusa, Indiana; and Warsaw, Indiana. The Company’s towable manufacturing facilities are in Wakarusa, Indiana; Milford, Indiana; Warsaw, Indiana; Goshen, Indiana; and Coburg, Oregon.

The Company’s motor coach production capacity at the end of 2007 based on a single shift five-day work week, was 40 motorized products per day, and 139 towable units per day. The Company is currently utilizing approximately 55% of total capacity and therefore believes it is positioned to take advantage of future growth potential of the Company’s products within the RV market.*

The Company believes that its manufacturing process is one of the most vertically integrated in the recreational vehicle industry. By manufacturing a variety of items, including the Roadmaster semi-monocoque diesel chassis, plastic components, some of its cabinetry and fiberglass parts, as well as many subcomponents, the Company maintains increased control over scheduling, component production, and overall product quality. In addition, vertical integration enables the Company to be more responsive to market dynamics.

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

BACKLOG

The Company’s products are generally manufactured against orders from the Company’s dealers. As of December 29, 2007, the Company’s backlog of orders was $118.9 million, compared to $180.9 million at December 30, 2006. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog should not be used as a measure of future sales.

COMPETITION

The market for recreational vehicles is highly competitive. The Company currently encounters significant competition at each price point for its recreational vehicle products. The Company believes that the principal competitive factors that affect the market for the Company’s products include product quality, product features, reliability, performance, quality of support and customer service, loyalty of customers, brand recognition, and price. The Company believes that it competes favorably against its competitors with respect to each of these factors. The Company’s competitors in the motorized recreational vehicle segment include, among others: Coachmen Industries, Inc., Fleetwood Enterprises, Inc., Thor Industries, Inc., Forest River, and Winnebago Industries, Inc. The Company’s competitors in the towable recreational vehicle segment include, among others: Fleetwood Enterprises, Inc. and Thor Industries, Inc. Many of the Company’s competitors have significant financial resources and extensive marketing capabilities. There can be no assurance that either existing or new competitors will not develop products that are superior to or that achieve better consumer acceptance than the Company’s products, or that the Company will continue to remain competitive.

GOVERNMENT REGULATION

The manufacture and operation of recreational vehicles are subject to a variety of federal, state, and local regulations, including the National Traffic and Motor Vehicle Safety Act and safety standards for recreational vehicles and their components that have been promulgated by the Department of Transportation. These standards permit the National Highway Traffic Safety Administration to require a manufacturer to repair or recall vehicles with safety defects or vehicles that fail to conform to applicable safety standards. We are also subject to various state consumer protection laws and regulations relating to the operation of motor vehicles, including so called “Lemon-Laws”.  Because of its sales in Canada, the Company is also governed by similar laws and regulations promulgated by the Canadian government. The Company has on occasion voluntarily recalled certain products. The Company’s operating results could be adversely affected by a major product recall or if warranty claims in any period exceed warranty reserves.

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

New regulations regarding emissions of hazardous air pollutants (HAPs) came into effect in 2007.  The Company is in compliance with these new regulations.  Also during 2007, Elkhart County, Indiana was redesignated as in attainment status under the Clean Air Standards for Ozone.  The Company expects that this redesignation will reduce the number of requisites required for permitting and facility expansions in Elkhart County, although new regulations and their interpretation may change over time, and there can be no assurance that additional expenditures will not be required.*

The Company is aware of no unresolved violations of any of its existing air permits at any of its owned or leased facilities at this time. However, the failure of the Company to comply with present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

REMEDIATION The Company is currently engaged in a remediation project involving soil contamination at its Goshen, Indiana facility acquired in connection with the R-Vision acquisition.  We do not expect the project to have a material adverse effect on the Company’s business, results of operations, or financial condition.  The Company is currently unaware of any other sites owned or facilities operated by the Company that require future environmental remediation. Monitoring requirements are in place for Company-owned sites in Hines, Oregon and Warsaw, Indiana.  All off-site clean-up projects where the Company has been identified as a Potentially Responsible Party (PRP) are either closed, the Company has been released as a de minimus party, or are inactive.  Failure of the Company to comply with past, present or future regulations could subject the Company to: (i) fines; (ii) potential civil and criminal liability; (iii) suspension of production or cessation of operations; (iv) alterations to the manufacturing process; or (v) costly cleanup or capital expenditures, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

EMPLOYEES

As of December 29, 2007, the Company had 5,348 full-time employees, including 4,010 in production, 98 in sales, 668 in service, and 572 in management and administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage resulting from labor issues. The Company believes its relations with its employees are good.

RESEARCH AND DEVELOPMENT

The Company expensed $1.5 million, $1.9 million, and $1.7 million for research and development in fiscal years 2005, 2006, and 2007, respectively.

SEASONALITY

The Company has experienced, and expects to continue to experience, significant variability in sales, production, and net income as a result of seasonality in our industry.  Demand for recreational vehicles usually declines during the winter season, while sales and profits are usually highest during the spring and summer seasons.  In addition, unusually severe weather conditions in some markets may delay the timing of purchases and shipments from one quarter to another.

GEOGRAPHIC INFORMATION

During the last three fiscal years, substantially all of our revenue was generated within North America, and all of our long-lived assets are located within the United States.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company as of December 29, 2007:

Name	Age	Position with the Company
Kay L. Toolson	63	Chairman and Chief Executive Officer
John W. Nepute	55	President
Richard E. Bond	54	Senior Vice President, Secretary, and Chief Administrative Officer
P. Martin Daley	42	Vice President and Chief Financial Officer
Michael P. Snell	39	Vice President of Sales and Marketing
Charles J. Kimball	41	Vice President of Planning/Business Development and Corporate Controller

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

Mr. Bond has served as Senior Vice President, Secretary, and Chief Administrative Officer of the Company since September 1999 and as Vice President, Secretary, and Chief Administrative Officer beginning in August of 1998. Prior to, and from February 1997, he served the Company as Vice President, Secretary, and General Counsel, having joined the Company in January 1997. From 1987 to December 1996, he held the position of Vice President, Secretary, and General Counsel of Holiday Rambler, which was acquired by the Company in 1996, and originally joined Holiday Rambler as Vice President and Assistant General Counsel in 1984.

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

Mr. Kimball has served as Vice President of Planning/Business Development since September 2007 and as Corporate Controller since October 2000. Prior to that and since joining the Company in October 1997 he served as the Oregon Division Controller. Before joining the Company, Mr. Kimball worked in the public accounting sector.

ITEM 1A.           RISK FACTORS

We have listed below various risks and uncertainties relating to our businesses. This list is not inclusive of all the risks and uncertainties we face, but any of these could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or that we may issue from time to time in the future.

THE EXPECTED BENEFITS OF OUR RECENT FORMATION OF THE JOINT VENTURE, CCP, MAY NOT BE REALIZED  During the first quarter of 2007, we completed the formation of a joint venture (CCP) with International Truck and Engine Corporation (ITEC) for the purpose of manufacturing diesel chassis.  The process of establishing the operations of the joint venture may result in unforeseen operating difficulties and may require a significant amount of management’s attention that would otherwise be focused on the ongoing development of our business.  The anticipated advantages of the joint venture, which are purchasing synergies, access to engineering and design expertise from ITEC, and improvement of the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana, may not be realized.

THE EXPECTED BENEFITS OF OUR ACQUISITION OF R-VISION AND AFFILIATES MAY NOT BE REALIZED On November 18, 2005 we acquired Indiana-based towable and motorhome manufacturer R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC (collectively “R-Vision”). The process of integrating R-Vision into our company operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. This may cause an interruption or a loss of momentum in our operating activities, which in turn, could have a material adverse affect on our operating results and financial condition. Moreover, the acquisition involves a number of additional risks, such as the loss of key employees of R-Vision as a result of the acquisition, the incorporation of acquired products into our existing product line, and the difficulty of integrating disparate corporate cultures. Accordingly, the anticipated benefits may not be realized or the acquisition may have a material adverse affect on our operating results and financial condition.

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

Our overall gross margin may decline in future periods to the extent that we increase the percent of sales of lower gross margin towable products or if the mix of motor coaches we sell shifts to lower gross margin units. In addition, a relatively small variation in the number of recreational vehicles we sell in any quarter can have a significant impact on total sales and operating results for that quarter.

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

OUR BUSINESS SEGMENTS ARE CYCLICAL AND SUSCEPTIBLE TO SLOWDOWNS IN THE GENERAL ECONOMY  The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions that affect disposable income for leisure-time activities. Our business is particularly influenced by cycle swings in the class A market. While there has been strong secular demand for recreational vehicles since the early 90’s it has been driven by demand for towable recreational products. Since 2004, there has been a notable divergence in growth rates between towable and motorized recreational vehicles.

Class A unit shipments peaked at approximately 37,300 units in 1994 and declined to approximately 33,000 units in 1995. The class A segment then went on a steady climb and in 1999 recorded the highest year, in recent history, of class A shipments, approximately 49,400. Over the next two years motorhome shipments declined to 33,400 in 2001. Class A shipments then rose for the next three years and in 2004 reached, 46,300. Over the last three years, however, shipments of class A motorhomes have dropped reaching pre-1994 levels of 32,900 in 2007.

The towable segment moved through many of the same cyclical peaks and troughs historically. The shipment level peaked in 1994 at 201,100 dropping-off to 192,200 in 1996 and then growing to 249,600 in 1999. Towable unit shipments suffered a two-year drop-off like class A motorhomes in 2000 and 2001, dropping to 207,600. Since then, the market has expanded significantly reaching 334,600 in 2006, but falling in 2007 to 297,900. Unlike the class A market, the towables segment did not experience a slow down in 2005 and 2006, because manufacturers have successfully introduced popular new models and the segment was significantly aided by units sold to support the hurricane relief efforts in the gulf coast.  The decline in 2007 reflects consumers’ uneasiness surrounding the economy, fuel prices and declining real estate values.

Our business is subject to the cyclical nature of the RV industry and principally the class A segment. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, and availability of credit and overall consumer confidence. Increasing interest rates and fuel prices over the last three years have adversely affected the class A recreational vehicle market. An extended continuation of these conditions would materially affect the results of our operations and financial condition.

Our recreational vehicle resort properties are also impacted by the overall recreational vehicle industry.  In addition, our real estate investments in the resort properties are the subject to the impacts of lending challenges and general market declines in the real estate market.    As a result, we may experience delays in developing and selling our resorts.  These delays may result in losses that could materially affect our results of operations and financial condition.

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by over 700 dealerships located primarily in the United States and Canada as of December 29, 2007, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For fiscal years 2006 and 2007, sales to one dealer, Lazy Days RV Center, accounted for 8.5% and 9.1%, respectively, of total sales. For fiscal years 2006 and 2007, sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 33.2% and 33.1% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer defaults on its credit facility with its lender. Obligations under these agreements vary from period to period, but totaled approximately $518.6 million as of December 29, 2007, with approximately 3.9% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of December 29, 2007, total trade receivables were $88.2 million, with approximately $70.5 million, or 80.0% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $17.7 million of trade receivables were concentrated substantially with one dealer. For resort lot customers, funds are required at the time of closing.

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

None

ITEM 2.                   PROPERTIES

The Company is headquartered in Coburg, Oregon, approximately 100 miles from Portland, Oregon. The following table summarizes the Company’s current facilities:

		Approximate
Facility	Owned/Leased	Sq. Footage	Activity
Coburg, Oregon	Owned	816,000	Administrative, Motor/Towable and Chassis production
Burns, Oregon	Owned	176,000	Fiberglass Components production
Bend, Oregon	Leased	12,000	Electrical Design & Assembly
Harrisburg, Oregon	Owned	274,500	Service, Chassis and Wood Components production
Wakarusa, Indiana	Owned	1,154,000	Administrative, Motor/Towable production
Nappanee, Indiana	Owned	130,000	Wood Components production
Elkhart, Indiana	Owned	708,000	Service/Chassis production/Towable production (1)
Wildwood, Florida	Owned	75,000	Service
Warsaw, Indiana	Owned	400,000	Administrative and Motor/Towable production
Milford, Indiana	Owned	63,000	Specialty production
Goshen, Indiana	Owned	104,000	Administrative and Specialty production

(1) The 276,000 square feet of towable production was idled in the third quarter of 2007.

The Company believes that its existing facilities will be sufficient to meet its production requirements for the foreseeable future.* Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company’s foreseeable needs would be available on commercially reasonable terms.*

In addition to the properties noted above related to building and servicing recreational vehicles, the Company owns two developed luxury motor coach resorts and two properties under development as of December 29, 2007 as follows:

					Number of
	Developed	Number of	Number of	Undeveloped	Potential
Resort Location	Acreage	Developed Lots	Lots Sold	Acreage	New Lots
Las Vegas, Nevada	42	407	377	0	0
Indio, California	80	400	368	0	0
La Quinta, California	0	0	0	80	352
Naples, Florida	0	0	0	24	184

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

	High	Low
2007
First Quarter	$17.95	$13.72
Second Quarter	$17.25	$14.17
Third Quarter	$15.86	$11.80
Fourth Quarter	$14.89	$8.24

2006
First Quarter	$14.84	$12.50
Second Quarter	$14.53	$11.62
Third Quarter	$13.22	$10.02
Fourth Quarter	$15.28	$10.87

As of March 3, 2008, there were approximately 744 holders of record of the Company’s Common Stock.  A substantially greater number of holders of our stock are “street name” of beneficial holders, whose shares are held by record by banks, brokers or other financial institutions.

DIVIDEND POLICY

The Company began paying quarterly dividends at the rate of $.05 per share on its Common Stock in March 2004. In February 2005, the Company declared an increased dividend of $.06 per share on all Common Stock owned by holders of record as of March 1, 2005. The Company has paid quarterly cash dividends at this rate since March 2005 and currently expects that comparable cash dividends will be paid on a quarterly basis going forward.  However, the Company reserves the right to alter or discontinue this practice at any time depending on its economic performance and financial condition.*

ISSUER PURCHASES OF EQUITY SECURITIES

In January 2008, the Board of Directors approved a stock repurchase program where by up to an aggregate of $30 million worth of the Company’s outstanding shares of Common Stock may be repurchased from time to time.  There is no time restriction on this authorization to purchase Common Stock.  The program provides for the Company to repurchase shares through the open market and other approved transactions at prices deemed appropriate by management.  The timing and amount of repurchase transactions under the program will depend upon market conditions and corporate and regulatory considerations.  During January 2008, the Company repurchased 313,400 shares of common stock on the open market for an average price of $9.03 per share.

PERFORMANCE GRAPH

                Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our Common Stock shall not be deemed “filed” with the SEC or “Soliciting Material” under the Exchange Act, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

                The graph depicted below shows a comparison of cumulative total stockholder returns of our Common Stock, the New York Stock Exchange Composite Index and a peer group of companies selected by the Company (the “Peer Group”), whose primary business is recreational vehicles.  The Peer Group consists of Coachmen Industries, Inc., National RV Holdings, Inc., Fleetwood Enterprises, Inc., Thor Industries, Inc., and Winnebago Industries, Inc.  The graph assumes that $100 was invested on December 31, 2002 at the closing price for our Common Stock on such date, and that all dividends are reinvested.  In accordance with the guidelines of the SEC, the stockholder return for each entity in the Peer Group has been weighted on the basis of market capitalization as of each measurement date set forth in the graph.  Historic stock price performance should not be considered indicative of future stock price performance.

Total Return to Stockholders

(Assumes $100 investments on 12/31/02)

Total Return Analysis	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Monaco Coach	$100.00	$143.81	$125.38	$82.28	$89.29	$57.06
Peer Group	$100.00	$158.40	$188.94	$180.54	$186.55	$147.52
NYSE Composite	$100.00	$128.81	$145.00	$155.08	$182.78	$194.81

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

ITEM 6.                    SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The Consolidated Statements of Income Data set forth below with respect to fiscal years 2005, 2006, and 2007 and the Consolidated Balance Sheet Data at December 30, 2006 and December 29, 2007, are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data set forth below with respect to fiscal years 2004 and 2005 and the Consolidated Balance Sheet Data at January 1, 2005, December 30, 2006, and December 29, 2007 are derived from audited consolidated financial statements of the Company which are not included in this Annual Report on Form 10-K.

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

	Fiscal Year
	2003	2004	2005	2006	2007
Consolidated Statements of Income Data:
Net sales	$1,158,083	$1,386,269	$1,236,238	$1,297,986	$1,272,130
Cost of sales	1,019,423	1,217,457	1,111,468	1,173,443	1,131,262
Gross profit	138,660	168,812	124,770	124,543	140,868

Selling, general, and administrative expenses	100,709	109,145	113,179	120,465	117,459
Plant relocation costs	0	0	4,370	269	0
Operating income	37,951	59,667	7,221	3,809	23,409

Other income, net	260	343	255	615	851
Interest expense	(2,968)	(1,547)	(1,820)	(4,430)	(3,496)
Loss from investment in joint venture	0	0	0	0	(614)
Income (loss) before income taxes, continuing operations	35,243	58,463	5,656	(6)	20,150

Provision for (benefit from) income taxes, continuing operations	13,220	21,914	1,687	(992)	8,137

Income from continuing operations	22,023	36,549	3,969	986	12,013

Income (loss) from discontinued operations, net of tax provision (benefit)	177	156	(1,321)	18	0

Net income	$22,200	$36,705	$2,648	$1,004	$12,013

Earnings (loss) per common share:
Basic from continuing operations	$0.75	$1.24	$0.13	$0.03	$0.40
Basic from discontinued operations	0.01	0.01	(0.04)	0.00	0.00
Basic	$0.76	$1.25	$0.09	$0.03	$0.40

Diluted from continuing operations	$0.74	$1.22	$0.13	$0.03	$0.40
Diluted from discontinued operations	0.01	0.01	(0.04)	0.00	0.00
Diluted	$0.75	$1.23	$0.09	$0.03	$0.40

Weighted-average common shares
outstanding:
Basic	29,062,649	29,370,455	29,516,794	29,712,957	29,931,730
Diluted	29,567,012	29,958,646	29,858,036	29,902,830	30,346,917

Cash dividends per common share	$0.00	$0.20	$0.24	$0.24	$0.24

Consolidated Operating Data:
Units sold (includes discontinued operations):
Motor coaches	7,051	8,199	6,221	5,762	5,856
Towables	2,593	4,621	9,337	19,861	16,276

	January 3,	January 1,	December 31,	December 30,	December 29,
	2004	2005	2005	2006	2007
Consolidated Balance Sheet Data:
Working capital	$121,231	$141,907	$127,191	$109,806	$111,997
Total assets	$478,669	$540,238	$587,467	$558,150	$563,768
Long-term borrowings, less current portion	$15,000	$—	$34,786	$29,071	$23,357
Total stockholders’ equity	$286,248	$319,616	$316,732	$315,321	$325,943

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $50,000 to $650,000 for motor coaches and from $14,000 to $70,000 for towables. Based upon retail registrations in 2007 by Statistical Surveys, Inc., we believe we had 25.9% share of the market for diesel class A motor coaches, a 6.0% share of the market for gas class A motor coaches, a 16.3% share of the market for all class A motor coaches, a 3.1% market for all class C motor coaches, a 3.6% share of the market for fifth wheel towables and a 4.5% share of the market for travel trailers.

Motorhome Resort Segment

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California. In addition, the Company has property in La Quinta, California, and in Naples, Florida that is currently being developed into motorhome resorts. The Resorts offer sales of individual lots to owners, and also offer a common interest in the amenities at the resort. Lot prices at the two resorts range from $79,900 to $339,900. Amenities at the Resorts include club house facilities, tennis, swimming, and golf. The Resorts provide destination locations for premium Class A recreational vehicle owners, and help to promote the recreational lifestyle.

Business Changes

We have conducted a series of acquisitions during our history. Beginning in March 1993, we commenced operations by acquiring substantially all of the assets and liabilities of a predecessor company that had been formed in 1968. In March 1996, we acquired the Holiday Rambler Division of Harley-Davidson, Inc., a manufacturer of a full line of class A motor coaches and towables. In August 2001, we acquired SMC Corporation, manufacturer of the Beaver and Safari brand class A motorhomes. In November 2002, we acquired from Outdoor Resorts of America (“ORA”) three luxury motorcoach resort properties being developed by ORA in Las Vegas, Nevada, Indio, California, and Naples, Florida. In September 2003, we sold the property in Naples, Florida. In November of 2005, we acquired R-Vision, Inc., R-Vision Motorized, LLC, Bison Manufacturing, LLC, and Roadmaster, LLC, (referred to as “R-Vision”), manufacturers of R-Vision, Bison, and Roadmaster motorized and towable products. The R-Vision acquisition was accounted for using the purchase method of accounting, through a cash offer on November 18, 2005. All operations of R-Vision have been incorporated for the period of November 18, 2005 through December 29, 2007 in the consolidated annual financial statements of the Company.

During the third quarter of 2005, the Company announced the closure of its Royale Coach operations in Elkhart, Indiana. Royale Coach produced Prevost bus conversion motor coaches with price points in excess of $1.4 million. Royale Coach sold approximately 20 coaches per year and was not a significant portion of the Company’s overall business. As of the end of 2006, the Company had sold all remaining assets of Royale Coach. In accordance with Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), no goodwill amortization has been recorded for any of the Company’s acquisitions for the years of 2005, 2006, or 2007. Instead, SFAS 142 requires annual testing of goodwill for impairment at the reporting unit level. We completed our annual testing of goodwill during the third quarter of 2006 as required by SFAS 142 and determined that there has been no impairment requiring a write down. See Note 1 of Notes to the Company’s Consolidated Financial Statements.

During the first quarter of 2007, the Company completed the formation of a joint venture with International Truck and Engine Corporation (ITEC) for the purpose of manufacturing diesel chassis.  We believe that this joint venture, known as Custom Chassis Products LLC (CCP), enables us to take advantage of purchasing synergies, access engineering and design expertise from ITEC, and improve the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana.  Our ownership interest is 49%, and we are accounting for the activity of this operation using the equity method of accounting.

RESULTS OF OPERATIONS

The following table sets forth our results of continuing operations for the fiscal years ended December 30, 2006 and December 29, 2007 (dollars in thousands):

		%		%	$	%
	2006	of Sales	2007	of Sales	Change	Change
Net sales	$1,297,986	100.0%	$1,272,130	100.0%	$(25,856)	(2.0)%
Cost of sales	1,173,443	90.4%	1,131,262	88.9%	42,181	3.6%
Gross profit	124,543	9.6%	140,868	11.1%	16,325	13.1%
Selling, general, and administrative expenses	120,465	9.3%	117,459	9.2%	3,006	2.5%
Plant relocation costs	269	0.0%	0	0.0%	269	100.0%

Operating income	$3,809	0.3%	$23,409	1.9%	$19,600	514.6%

Performance in 2007

Motorized and Towable Recreational Vehicle Segments

In the first half of 2007, there was an upswing in the motorized wholesale market, but ended the year flat as compared to 2006.  Retail sales for the motorized market were down in 2007 as compared to 2006.  Dealers have cited declining retail sales as a result of reduced values in the housing market, higher fuel costs and declining consumer confidence.  We increased motorized sales during 2007 and increased our market share of motorized diesel products.

The towable segment of the RV industry, which slowed in 2006, continued to do so in 2007.  The towable wholesale market decreased in the first half of 2007 as compared to 2006, but experienced a slight upswing in the second half of the year as compared to earlier in the year.  Overall retail sales for the towable market increased slightly for 2007.  In 2007, we experienced a decrease in our towable sales as a result of market conditions and FEMA travel trailer sales that occurred in the first quarter of 2006.

Due to these market constraints, we focused on aligning our plants and component facilities to meet lower demands, while still optimizing manufacturing facility utilization. In the fourth quarter of 2007, we combined our towable operations to improve efficiencies in both motorized and towable production facilities.

The recreational vehicle industry is extremely competitive, and retail customers have many choices available to them. To distinguish ourselves within the industry, we continue to refine our Franchise For The Future (FFTF) program, which was first introduced in June of 2005.  This program is designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool. To support this, and to encourage our dealers to participate in FFTF, we worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations. In 2007, we brought the administration of our FFTF program in-house.  This resulted not only in cost savings, but it has allowed us to sell the program benefits to dealers as part of our process rather than just administer the program.  In 2006, we followed this up with Monaco Financial Services (MFS). MFS is a branded financing program from General Electric Commercial Distribution Finance (GECDF) and General Electric Consumer Finance (GECF). Through MFS, our dealer partners earn rebates from GECDF and GECF for wholesale floorplanning and retail financing for customers. We believe that these concepts, along with other features designed to encourage our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity.

Motorhome Resorts Segment

Our motorhome resort segment experienced a decline in lot sales during 2007.  We are nearing the end of the resort projects in both Indio, California and Las Vegas, Nevada.  Sales decreased due to having fewer lots available for sale as well as competition with resales of owner lots.  In addition, the current troubles in overall real estate values have had an impact on the demand for resort lots.  Nevertheless, we remain confident that we will continue to sell the remaining lots in the resorts.*  As part of our focus to continue the growth of this segment, we acquired property in La Quinta, California and Naples, Florida that are being developed into two new motorhome resorts.  We also continue to examine additional properties for potential resort locations throughout various regions of the United States.

2007 Compared With 2006

Net sales decreased 2.0% from $1.298 billion in 2006 to $1.272 billion in 2007. Gross diesel motorized revenues were up 4.6%, gas motorized revenues were up 2.9%, and towable revenues were down 16.6%. For 2007, gross diesel motorized sales accounted for 69.1% of sales, gas motorized sales accounted for 8.5% of sales, and towables accounted for 22.4% of sales. For 2006, gross diesel motorized sales accounted for 65.2% of sales, gas motorized sales accounted for 8.2% of sales, and towables accounted for 26.6% of sales. The Company’s overall average unit selling price increased from $51,000 in 2006, to $58,000 in 2007. The increase in average selling price resulted from a combination of increased sales of the Company’s motorized products and decreased sales of the towable products.  Also contributing to the change was the sale of 874 lower priced towable products to the Federal Emergency Management Association (FEMA) in the first half of 2006.

Gross profit increased by $16.3 million from $124.5 million in 2006 to $140.9 million in 2007 and gross margin increased from 9.6% in 2006 to 11.1% in 2007. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2006	of Sales	2007	of Sales	% of Sales
Direct materials	$802,631	61.8%	$790,226	62.1%	0.3%
Direct labor	134,654	10.4%	126,074	9.9%	(0.5)%
Warranty	38,884	3.0%	40,752	3.2%	0.2%
Other direct	77,154	5.9%	60,180	4.7%	(1.2)%
Indirect	120,120	9.3%	114,030	9.0%	(0.3)%

Total cost of sales	$1,173,443	90.4%	$1,131,262	88.9%	(1.5)%

•       Direct materials increases in 2007, as a percent of sales, were 0.3% or $3.8 million. Subsequent to the end of second quarter of 2006, the Company implemented a series of price increases to correct an unfavorable material usage rate.  This resulted in a decrease of direct material of $9.9 million in 2007.  This decrease was more than offset by a $10.3 million increase due to changes in product mix and a $3.4 million increase due to classification of chassis purchased from the CCP joint venture.  The total cost of diesel chassis now purchased from CCP are included in this line item in 2007 whereas in 2006 only the materials portion of the overall chassis cost was included.

•       Direct labor decreases in 2007, as a percent of sales, were 0.5% or $6.4 million. This decrease was primarily the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand, which included the joint venture operations as discussed above.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.2% or $2.6 million. These increases were due to major production changes that occurred from July 2005 to June 2006, which involved combining production lines and shifting the plant locations where units were built.  We have been experiencing higher warranty claims in 2007 related to the units produced during the period of change as there is a lag period from the production date to warranty claim submissions.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.2% or $15.3 million.  This decrease was primarily the result of improvements in costs associated with health care costs, workers’ compensation expense and other employee benefits of $8.9 million, as well as reductions in out-of-policy goodwill repairs of $1.3 million and delivery expenses of $5.1 million.

•       Decreases in indirect costs in 2007 were $6.1 million.  These decreases were the result of improvements in efficiencies at our plants due to consolidation of component facilities, including the changes due to the joint venture operations.

Selling, general, and administrative expenses (S,G,&A) decreased by $3.0 million from $120.5 million in 2006 to $117.5 million in 2007 and decreased as a percent of sales from 9.3% in 2006 to 9.2% in 2007. Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

		%		%	Change in
	2006	of Sales	2007	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$24,416	1.9%	$28,362	2.2%	0.3%
Selling expenses	41,072	3.1%	33,744	2.6%	(0.5)%
Settlement expense	10,000	0.8%	12,390	1.0%	0.2%
Marketing expenses	9,795	0.8%	9,558	0.8%	0.0%
Other	35,182	2.7%	33,405	2.6%	(0.1)%

Total S,G,&A expenses	$120,465	9.3%	$117,459	9.2%	(0.1)%

•       Increases in salaries, bonus and benefit expenses in 2007 were $3.9 million. This increase was due to increases in management bonus expense of $3.4 million and long-term stock-based program expenses of $1.3 million, partially offset by a decrease in wages and other benefits of $695,000.

•       Decreases in selling expenses in 2007 were $7.3 million. Lower sales volumes at our resort properties resulted in a decrease of $1.2 million of resort selling costs.  A decrease of $5.3 million was the result of our efforts to reduce sales program costs, as well as due to lower sales volumes. The rest of the decrease was due to lower sales commissions of $480,000 and decreases in various other related selling expenses.

•       Settlement expense (litigation settlement expense) in 2007 increased by $2.4 million. The total dollar increase was the result of increases in the number of litigation cases in 2007 compared to 2006 as well as increases in the amounts reserved for certain pending litigation.

•       Decreases in marketing costs in 2007 were $237,000. These reductions were the result of savings due to lower expenses for printing, advertising and club magazines of $492,000, offset by an increase of $272,000 related to shows and rallies expenses.

•       Decreases in other expenses in 2007 were $1.8 million. This decrease was predominately due to reductions in bad debt expense of $1.1 million and resort lot participation accrual expense of $1.4 million, partially offset by an increase in depreciation expense of $1.0 million.

Operating income was $23.4 million, or 1.9% of sales, for 2007 compared to $3.8 million, or 0.3% of sales for 2006.  Increases in operating income were due predominately to higher gross margins and improvements in S,G,&A costs, partially offset by a reduction in sales.

Net interest expense decreased from $4.4 million in 2006 to $3.5 million in 2007, reflecting a lower level of borrowing during 2007.  The Company’s interest expense included $203,000 in 2006 and $320,000 in 2007 related to the amortization of debt issuance costs recorded in conjunction with the Company’s credit facilities.

The Company reported a provision for income taxes from continuing operations of $8.1 million, or an effective tax rate of 40.4% for 2007, compared to a benefit for income taxes from continuing operations of $992,000, on a pre-tax loss of $6,000 for 2006. The 2006 tax benefit includes a deferred tax benefit of $367,000 attributable to a change in state income tax laws and a tax benefit of $445,000 associated with the reversal of federal and state tax reserves no longer required. The 2007 tax provision includes a permanent difference related to non-tax deductible executive compensation.

Net income for 2007 was $12.0 million compared to net income of $1.0 million (including income from discontinued operations of $18,000, net of taxes, related to the closure of the Royale Coach facility, and pre-tax charges of $269,000 for the relocation of the Beaver facility) in 2006.  The increase was due to a higher gross margin and decreases in S,G,&A expenses. This was partially offset by an increase in the effective tax rate.

2007 versus 2006 for the Motorized Recreational Vehicle Segment

The following table sets forth the results of the MRV segment for the fiscal years ended December 30, 2006 and December 29, 2007 (dollars in thousands):

		%		%	$	%
	2006	of Sales	2007	of Sales	Change	Change
Net sales	$941,657	100.0%	$998,448	100.0%	$56,791	6.0%
Cost of sales	869,110	92.3%	887,830	88.9%	(18,720)	(2.2)%
Gross profit	72,547	7.7%	110,618	11.1%	38,071	52.5%
Selling, general, and administrative expenses and corporate overhead	78,478	8.3%	85,900	8.6%	(7,422)	9.5%
Plant relocation costs	269	0.0%	0	0.0%	269	1.0%

Operating income (loss)	$(6,200)	(0.6)%	$24,718	2.5%	$30,918	498.7%

Net sales for the MRV segment were up from $941.7 million in 2006 to $998.4 million in 2007. In 2007, gross diesel motorized revenues were up 4.6% and gas motorized revenues were up 2.9%. Diesel products accounted for 89.0% of the MRV segment’s 2007 gross revenues while gas products were 11%. The overall increase in revenues reflects the Company’s increase in retail market share in 2007 as well as an increase in diesel class A average selling price. Our MRV segment unit sales were up 1.7% year over year from 5,756 units in 2006 to 5,856 units in 2007. Diesel motorized unit sales remained unchanged as a percentage, but were down to 4,295 units versus 4,297 in 2006, and gas motorized unit sales were up 7.0% to 1,561 units versus 1,459 in 2006. Total average MRV segment unit selling prices were up from $165,000 in 2006 to $169,000 in 2007.

Gross profit for 2007 increased to $110.6 million, up from $72.5 million in 2006, and gross margin increased from 7.7% in 2006 to 11.1% in 2007. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2006	of Sales	2007	of Sales	% of Sales
Direct materials	$591,365	62.8%	$624,129	62.5%	(0.3)%
Direct labor	97,206	10.3%	95,400	9.5%	(0.8)%
Warranty	29,603	3.1%	31,897	3.2%	0.1%
Other direct	50,278	5.4%	40,792	4.1%	(1.3)%
Indirect	100,658	10.7%	95,612	9.6%	(1.1)%

Total cost of sales	$869,110	92.3%	$887,830	88.9%	(3.4)%

•       Direct materials decreases in 2007, as a percent of sales, were 0.3% or $3.0 million.  Subsequent to the end of second quarter of 2006, the Company implemented a series of price increases to correct an unfavorable material usage rate.  This resulted in a decrease of direct material of $9.9 million in 2007.  This decrease was partially offset by a $3.5 million increase due to changes in product mix and a $3.4 million increase due to classification of chassis purchased from the CCP joint venture.  The total cost of diesel chassis now purchased from CCP are included in this line item in 2007 whereas in 2006 only the materials portion of the overall chassis cost was included.

•       Direct labor decreases in 2007, as a percent of sales, were 0.8% or $8.0 million.  This decrease was primarily the result of improvements in our plants as we realigned production facilities and consolidated component facilities to meet demand, which included the joint venture operations as discussed above.

•       Increases in warranty costs in 2007, as a percent of sales, were 0.1% or $998,000.  These increases were due to major production changes that occurred from July 2005 to June 2006, which involved combining production lines and shifting the plant locations where units were built.  We have been experiencing higher warranty claims in 2007 related to the units produced during the period of change as there is a lag period from the production date to warranty claim submissions.

•       Decreases in other direct costs in 2007, as a percent of sales, were 1.3% or $13.0 million.  This decrease was primarily the result of improvements in costs associated with health care costs, workers’ compensation expense and other employee benefits of $8.0 million, as well as reductions in out-of-policy goodwill repairs of $3.0 million and delivery expenses of $2.0 million.

•       Decreases in indirect costs in 2007 were $5.0 million.  These decreases were the result of improvements in efficiencies at our plants due to consolidation of component facilities, including the changes due to the joint venture operations.

S,G,&A expenses for the MRV segment increased slightly as a percent of sales due to higher management bonus levels allocated to the MRV segment as a result of improved profits for the Company as a whole.  In addition, in the fourth quarter of 2006, we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in S,G,&A expense versus corporate overhead allocation. Prior periods are shown as previously reported as reclassification is impractical. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

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

2007 versus 2006  for the Towable Recreational Vehicle Segment

The following table sets forth the results of the TRV segment for the fiscal years ended December 30, 2006 and December 29, 2007 (dollars in thousands):

		%		%	$	%
	2006	of Sales	2007	of Sales	Change	Change
Net sales	$324,342	100.0%	$261,391	100.0%	$(62,951)	(19.4)%
Cost of sales	292,876	90.3%	238,684	91.3%	54,192	18.5%
Gross profit	31,466	9.7%	22,707	8.7%	(8,759)	(27.8)%
Selling, general, and administrative expenses and corporate overhead	30,060	9.2%	23,611	9.0%	6,449	21.5%

Operating income	$1,406	0.5%	$(904)	(0.3)%	$(2,310)	164.3%

Net sales for the TRV segment were down from $324.3 million in 2006 to $261.4 million in 2007. The overall decrease in revenues reflected the FEMA travel trailer sales filled in the first quarter of 2006, as well as the softer market conditions in 2007 and decreases in market share for some of our towable products. Our unit sales were down 15.7% in 2007 to 16,276 units. Average unit selling prices remained at $18,000 for 2006 and 2007 due to a change in the product mix of sales.

Gross profit for 2007 decreased to $22.7 million, down from $31.5 million in 2006, and gross margin decreased to 8.7% in 2007, down from 9.7% in 2006. Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

		%		%	Change in
	2006	of Sales	2007	of Sales	% of Sales
Direct materials	$200,846	61.9%	$162,000	62.0%	0.1%
Direct labor	36,912	11.4%	30,407	11.6%	0.2%
Warranty	9,281	2.8%	8,856	3.4%	0.6%
Other direct	26,814	8.3%	19,354	7.4%	(0.9)%
Indirect	19,023	5.9%	18,067	6.9%	1.0%

Total cost of sales	$292,876	90.3%	$238,684	91.3%	1.0%

•       Direct material increases in 2007, as a percent of sales, were 0.1% or $261,000. This increase was a result of the changes in the mix of products sold.  In 2006 versus 2007, there was a substantial amount of sales to FEMA for travel trailers in the first quarter.  These units had a lower direct material cost.

•       Direct labor increases in 2007, as a percent of sales, were 0.2% or $523,000. The increase was the result of inefficiencies in our plants due to lower run rates in 2007 compared to 2006, and the change in plant locations where units were built during the fourth quarter of 2007.

•       Increases in warranty expense in 2007, as a percent of sales, were 0.6% or $1.6 million. These increases were due to major production changes that occurred from July 2005 to June 2006, which involved combining production lines and shifting the plant locations where units were built.  We have been experiencing higher warranty claims in 2007 related to the units produced during the period of change as there is a lag period from the production date to warranty claim submissions.

•       Decreases in other direct costs in 2007, as a percent of sales, were 0.9% or $2.4 million. This decrease was primarily the result of improvements in costs associated with health care costs, workers’ compensation expense and other employee benefits of $784,000 and delivery expenses of $1.6 million.

•       Decreases in indirect costs in 2007 of $956,000 were due to decreases in the variable portion of costs relative to the reduction in sales.

S,G,&A expenses for the TRV segment decreased, as both a percent of sales and in total dollars, due to decreases in selling expenses.  In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in S,G,&A expense versus corporate overhead allocation. Prior periods are shown as previously reported as reclassification is impractical. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Operating income decreased, as both a percent of sales and in total dollars, due to lower sales and gross profit which was only partially offset by a decrease in S,G,&A expenses as a percent of sales.

2007 versus 2006 for the Motorhome Resorts Segment

The following table sets forth the results of the MR segment for the fiscal years ended December 30, 2006 and December 29, 2007 (dollars in thousands):

		%		%	$	%
	2006	of Sales	2007	of Sales	Change	Change
Net sales	$31,987	100.0%	$12,291	100.0%	$(19,696)	(61.6)%
Cost of sales	11,457	35.8%	4,748	38.6%	6,709	58.6%
Gross profit	20,530	64.2%	7,543	61.4%	(12,987)	(63.3)%
Selling, general, and administrative expenses and corporate overhead	11,927	37.3%	7,948	64.7%	3,979	33.4%

Operating income	$8,603	26.9%	$(405)	(3.3)%	$(9,008)	(104.7)%

Net sales decreased 61.6% to $12.3 million compared to $32.0 million for 2006. This is due in part to weather conditions in the first quarter of 2007, as well as fewer lots available for sale in 2007.  As our inventories of available lots shrink, there is greater competition within the Company’s own resorts from owner resales.  In addition, the current troubles in overall real estate values have had an impact on the demand for resort lots.    The Company still expects that while sales may remain slower than expected, the needs for luxury resort locations within the industry will remain strong.*

Gross profit for the MR segment decreased to 61.4% of sales in 2007, compared to 64.2% of sales in 2006.  The gross margin decrease was due to the additions of some amenities designed to enhance the appeal of the resorts and demand for lots, but this also resulted in a slight increase to the cost of sales.

S,G,&A expenses increased, as a percent of sales, due to lower sales that were not entirely offset by a reduction in total S,G,&A dollars.  In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now located in S,G,&A expense. Prior periods are shown as previously reported as reclassification is impractical. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal and investor relations expenses.

Operating income changed from a profit in 2006 to a loss in 2007 due to lower lot sales and an increase in S,G,&A expenses as a percent of sales.

2006 Compared With 2005

The following table sets forth our results of operations for the fiscal years ended December 31, 2005 and December 30, 2006 (dollars in thousands):

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

Net sales increased 5.0% from $1.236 billion in 2005 to $1.298 billion in 2006. Gross diesel motorized revenues were down 4.8%, gas motorized revenues were down 25.3%, and towable revenues were up 79.5%. For 2006, gross diesel motorized sales accounted for 65.3% of sales, gas motorized sales accounted for 8.2% of sales, and towables accounted for 26.6% of sales. For 2005, gross diesel motorized sales accounted for 72.7% of sales, gas motorized sales accounted for

11.6% sales, and towables accounted for 15.7% of sales. The Company’s overall average unit selling price decreased from $78,000 in 2005 to $50,000 in 2006. The reduction in average selling price resulted from a combination of increased sales of the Company’s towable products, the acquisition of R-Vision (which sells predominantly lower priced towables) and the sale of 874 lower priced towable products to the Federal Emergency Management Association (FEMA) in the first half of 2006.

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

•       Increases in other direct costs in 2006, as a percent of sales, were $1.3 million. This increase was the result of increased fuel prices which raised delivery costs. The remaining portion of the overall total dollar increase in other direct costs of $4.3 million was the result of sales volume increases.

•       Indirect costs in 2006, as a percent of sales, were essentially unchanged. The overall total dollar increase of $4.8 million was the result of sales volume increases.

Selling, general, and administrative expenses (S,G,&A) increased by $7.3 million from $113.2 million in 2005 to $120.5 million in 2006 and increased, as a percent of sales, from 9.2% in 2005 to 9.4% in 2006. Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

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

•        Decreases in selling expenses in 2006 were $1.8 million. This decrease was due to lower costs for selling programs at our dealers’ facilities of $5.1 million, which were offset by higher compensation to our sales staff of $3.3 million.

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

Operating income decreased $3.4 million from $7.2 million in 2005 to $3.8 million in 2006. The Company’s higher level of selling, general, and administrative expense, as a percent of sales, combined with the decreases in the Company’s gross margin, resulted in a decrease in operating margin from 0.6% in 2005 to 0.3% in 2006.

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

The Company reported a benefit for income taxes from continuing operations of $992,000, on a pre-tax loss of $6,000, for 2006 compared to a provision for income taxes from continuing operations of $1.7 million, on pre-tax income of $5.7 million, for 2005. The 2006 tax benefit includes a deferred tax benefit of $367,000 attributable to a change in state income tax laws and a tax benefit of $445,000 associated with the reversal of federal and state tax reserves no longer required. The 2005 provision included a tax benefit associated with the reversal of federal and state tax reserves no longer required of $277,000.

Net income for 2006 was $1.0 million (including income from discontinued operations of $18,000, net of taxes, related to the closure of the Royale Coach facility, and pre-tax charges of $269,000 for the relocation of the Beaver facility) compared to net income of $2.6 million in 2005 due to a lower gross margin, and increases in S,G,&A expenses. This was partially offset by a decrease in the effective tax rate. The Company did not expense stock options granted in 2005 and earlier periods, however, if option expensing had been required, the effect on net income for 2005 for all previously granted options would have been a decrease of $3.2 million. See Note 17 of the Company’s consolidated financial statements for information regarding the calculation of the impact of expensing stock options. The Company has reflected the cost of stock-based awards in its results of operations beginning in 2006.

2006 versus 2005 for the Motorized Recreational Vehicle Segment

The following table sets forth the results of the MRV segment for the fiscal years ended December 31, 2005 and December 30, 2006 (dollars in thousands):

		%		%	$	%
	2005	of Sales	2006	of Sales	Change	Change
Net sales	$1,017,766	100.0%	$941,657	100.0%	$(76,109)	(7.5)%
Cost of sales	925,014	90.9%	869,110	92.3%	55,904	6.0%
Gross profit	92,752	9.1%	72,547	7.7%	(20,205)	(21.8)%
Selling, general, and administrative expenses and corporate overhead	89,479	8.8%	78,478	8.3%	11,001	12.3%
Plant relocation costs	4,370	0.4%	269	0.0%	4,101	93.8%

Operating loss	$(1,097)	(0.1)%	$(6,200)	(0.6)%	$(5,103)	(465.2)%

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

•        Increases in indirect costs in 2006, as a percent of sales, were $2.8 million. The increase in indirect costs is related to inefficiencies in our plants as we ran lower production rates in 2006 versus 2005. The overall decrease in total dollars associated with indirect costs of $4.6 million was due to lower sales volumes in 2006 as compared to 2005.

S,G,&A expenses for the MRV segment increased, as a percent of sales, due to lower sales levels and increases in selling expenses. In addition, in the fourth quarter of 2006 we completed a study on the allocation of corporate overhead, and allocated certain costs on an activity basis. These costs are now classified in S,G,&A expense versus corporate overhead allocation. Prior periods are shown as previously reported as reclassification is impractical. Corporate overhead allocation is comprised of certain shared services such as executive, financial, information systems, legal, and investor relations expenses.

Plant relocation costs reflect the costs incurred to relocate the Bend, Oregon manufacturing operations to the Coburg, Oregon plant.

Operating loss increased as both a percent of sales and in total dollars due to lower gross margins, which was offset by a decrease in S,G,&A and corporate overhead allocation as a percent of sales.

2006 versus 2005 for the Towable Recreational Vehicle Segment

The following table sets forth the results of the TRV segment for the fiscal years ended December 31, 2005 and December 30, 2006 (dollars in thousands):

		%		%	$	%
	2005	of Sales	2006	of Sales	Change	Change
Net sales	$185,433	100.0%	$324,342	100.0%	$138,909	74.9%
Cost of sales	174,242	94.0%	292,876	90.3%	(118,634)	(68.1)%
Gross profit	11,191	6.0%	31,466	9.7%	20,275	181.2%
Selling, general, and administrative expenses and corporate overhead	13,191	7.1%	30,060	9.2%	(16,869)	(127.9)%

Operating income (loss)	$(2,000)	(1.1)%	$1,406	0.5%	$3,406	170.3%

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

•        Direct material decreases in 2006, as a percent of sales, were $8.1 million. This decrease was due to the impact of a full year of R-Vision products which have a lower material cost as a percent of sales. The overall increase in total dollars associated with direct materials of $81.4 million is the result of the increase of sales volumes in 2006 compared to 2005.

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

•        Increases in warranty expense in 2006, as a percent of sales, were $1.9 million. This increase was due to a shift in the mix of towables produced. In 2005, there was a large amount of FEMA travel trailer production that carried very little warranty cost associated with their sales. The overall increase in total dollars associated with warranty costs of $5.2 million is the result of the increase of sales volumes in 2006 compared to 2005.

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

2006 versus 2005 for the Motorhome Resorts Segment

The following table sets forth the results of the MR segment for the fiscal years ended December 31, 2005 and December 30, 2006 (dollars in thousands):

		%		%	$	%
	2005	of Sales	2006	of Sales	Change	Change
Net sales	$33,039	100.0%	$31,987	100.0%	$(1,052)	(3.2)%
Cost of sales	12,212	37.0%	11,457	35.8%	755	6.2%
Gross profit	20,827	63.0%	20,530	64.2%	(297)	(1.4)%
Selling, general, and administrative expenses and corporate overhead	10,509	31.8%	11,927	37.3%	(1,418)	(13.5)%

Operating income	$10,318	31.2%	$8,603	26.9%	$(1,715)	(16.6)%

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During 2007, the Company generated cash of $34.8 million from operating activities and had a net cash balance of $6.3 million at December 29, 2007. The Company recognized $31.3 million from net income and non-cash expenses such as depreciation, amortization, and stock based compensation. Major sources of cash flows from operating activities include an increase in trade accounts payable of $10.2 million, an increase in income tax payable of $10.6 million, and an increase in accrued expenses and other liabilities of $4.3 million. The uses of cash in 2007 include an increase of $6.6 million in accounts receivable, an increase of $6.4 million in inventory, and an increase of $8.0 million in land held for development.  Increases in trade accounts payable relate to the increases in purchases for raw materials near the end of 2007 versus 2006. In 2006, material was brought into the plants prior to the regularly scheduled shutdown and was paid for before the end of 2006. Increases in income tax payable relate to the higher net income for 2007 as compared to 2006.  Increases in accrued expenses and other liabilities are associated with an increase in the accrual for management bonus due to the improved operating results of 2007.  Increases in accounts receivable are mostly the result of higher shipments of products near the end of 2007 versus the same period in 2006.  Increases in inventory levels in fiscal 2007 were the result of the Company increasing finished goods at year end.  The increase in land held for development is due to the purchase of the Naples, Florida property for resort development in fiscal 2007.

The Company has a $40.0 million term loan (the “Term Debt”), which it incurred to complete the acquisition of R-Vision. In addition, it also utilizes a revolving line of credit of $105.0 million. At the end of the 2007 year, there was no balance outstanding on the revolving line of credit (the “Revolving Loan”), and Term Debt borrowings were $28.6 million. At the election of the Company, the Revolving Loan and the Term Debt bear interest at varying rates that fluctuate based on the Prime rate or LIBOR, and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires interest payments quarterly. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. Both the Revolving Loan and Term Debt are collateralized by all the assets of the Company and the credit facilities include various restrictions and financial covenants. The Company was in compliance with these covenants at December 29, 2007. The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting. The cash balance at December 29, 2007 is the cash maintained in the R-Vision bank accounts held with different financial institutions and thus not combined with the Company’s net book overdraft balance.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At December 29, 2007, the Company had working capital of approximately $112.0 million, an increase of $2.2 million from working capital of $109.8 million at December 30, 2006. The Company has been using short-term credit facilities and operating cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.* The Company’s capital expenditures were $5.3 million and $9.3 million in 2007 and 2006, respectively, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2008 will be approximately $8.0 to $10.0 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer defaults on its credit facility from the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 15 months. At December 29, 2007, approximately $518.6 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 3.9% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During 2007, the losses associated with the exercise of repurchase agreements were approximately $313,000, ($232,000, and $79,000 in 2006 and 2005, respectively). Gross repurchase amounts for 2007, 2006, and 2005, were $2.6 million, $4.5 million, and $2.7 million, respectively. Dealers for the Company undergo credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an ongoing basis. We closely monitor sales to dealers that are a higher credit risk. The repurchase period is limited, usually to a maximum of 15 months. We believe these activities help to minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory. This helps minimize the losses we incur on repurchased inventory.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 29, 2007, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

PAYMENTS DUE BY PERIOD

	PAYMENTS DUE BY PERIOD
Contractual Obligations (1)	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-Term Debt (2)	$5,714	$23,357	$0	$0	$29,071
Operating Leases (3)	2,351	4,238	3,440	1,103	11,132

Total Contractual Cash Obligations	$8,065	$27,595	$3,440	$1,103	$40,203

AMOUNT OF COMMITMENT EXPIRATION BY PERIOD

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (4)	$0	$105,000	$0	$0	$105,000
Guarantees (3)	0	0	10,930	0	10,930
Repurchase Obligations (5)	172,689	345,897	0	0	518,586

Total Commitments	$172,689	$450,897	$10,930	$0	$634,516

(1)             The uncertain tax liability of $745,000 is excluded from the table as we can not make a reasonably reliable estimate of the period in which it will be paid.  See Note 13 of Notes to the Consolidated Financial Statements.

(2)             See Note 10 of Notes to the Consolidated Financial Statements.

(3)             See Note 15 of Notes to the Consolidated Financial Statements.

(4)             See Note 9 of Notes to the Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at December 29, 2007.

(5)             Reflects obligations under manufacturer repurchase commitments. See Note 20 of Notes to the Consolidated Financial Statements.

INFLATION

During 2005 and to a lesser extent in 2006, we experienced increases in the prices of certain commodity items that we use in the manufacturing of our products. These include, but are not limited to, steel, copper, aluminum, petroleum, and wood. While these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on our production costs. Accordingly, in the second half of 2006 we adjusted selling prices to compensate for increases in commodity pricing. Also, due to increases in fuel prices, particularly in 2006, our cost of delivering coaches to our dealers rose. Accordingly, we increased our delivery charges in early 2007 to offset these rising costs. While we do not anticipate additional price increases, we may from time to time increase our prices to maintain gross profit margins. If we should continue to experience adverse trends in these prices it could have a material adverse impact on our business going forward. See “Results of Operations 2007 Compared with 2006.”

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

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142. This annual test involves management comparing the fair value of each of the Company’s reporting units to the respective carrying amounts, including goodwill, of the net book value of the reporting unit, to determine if goodwill has been impaired. The Company uses an estimate of discounted future cash flows to determine fair value for each reporting unit.

INVENTORY ALLOWANCE  The Company writes down its inventory for obsolescence, and the difference between the cost of inventory and its estimated fair market value. These write-downs are based on assumptions about future sales demand and market conditions. If actual sales demand or market conditions change from those projected by management, additional inventory write-downs may be required.

INCOME TAXES  In conjunction with preparing its consolidated financial statements, the Company must estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. A discussion of the income tax provision and the components of the deferred tax assets and liabilities can be found in Note 13 to the Company’s consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB 109, “Accounting for Income Taxes” by defining a criterion that an individual tax position must be met for any part of the benefit to be recognized in the financial statements. The Interpretation is effective for fiscal years beginning after December 15, 2006.  See Note 13 to the Company’s consolidated financial statements included with this Annual Report on Form 10-K.

We have adopted the Interpretation as of the beginning of fiscal year 2007 and there was no material effect on our financial position or results of operations.

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

FAS 159

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We believe that the adoption for SFAS No. 159 will not have a material effect on our financial position or results of operations.

EITF 06-11

In June 2007, the FASB Emerging Issues Task Force issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company’s excess tax benefit pool, as defined under FAS 123R.  EITF 06-11 is effective for the Company in the first quarter of fiscal year 2009.  We are assessing the impact that the EITF will have on our financial position and results of operations.

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

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Monaco Coach Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Monaco Coach Corporation and its subsidiaries (the “Company”) at December 29, 2007 and December 30, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP
Portland, Oregon

March 13, 2008

MONACO COACH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share data)

	December 30,	December 29,
	2006	2007

ASSETS
Current assets:
Cash	$4,984	$6,282
Trade receivables, net	81,588	88,170
Inventories, net	155,871	158,236
Resort lot inventory	7,997	8,838
Prepaid expenses	5,624	5,142
Income taxes receivable	6,901	0
Deferred income taxes	38,038	37,608
Total current assets	301,003	304,276

Property, plant, and equipment, net	153,895	144,291
Land held for development	16,300	24,321
Investment in joint venture	0	4,059
Debt issuance costs, net of accumulated amortization of $912 and $1,098, respectively	540	498
Goodwill	86,412	86,323

Total assets	$558,150	$563,768

LIABILITIES
Current liabilities:
Book overdraft	$16,626	$1,601
Current portion of long-term debt	5,714	5,714
Line of credit	2,036	0
Income taxes payable	0	3,726
Accounts payable	72,591	82,833
Product liability reserve	15,764	14,625
Product warranty reserve	33,804	35,171
Accrued expenses and other liabilities	44,364	48,609
Discontinued operations	298	0
Total current liabilities	191,197	192,279

Long-term debt, less current portion	29,071	23,357
Deferred income taxes	21,678	21,506
Deferred revenue	883	683
Total liabilities	242,829	237,825

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,769,356 and 29,989,534 issued and outstanding, respectively	298	300
Additional paid-in capital	63,722	69,514
Retained earnings	251,301	256,129
Total stockholders’ equity	315,321	325,943

Total liabilities and stockholders’ equity	$558,150	$563,768

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 2005, December 30, 2006, and December 29, 2007
(in thousands of dollars, except share and per share data)

	2005	2006	2007

Net sales	$1,236,238	$1,297,986	$1,272,130
Cost of sales	1,111,468	1,173,443	1,131,262
Gross profit	124,770	124,543	140,868

Selling, general, and administrative expenses	113,179	120,465	117,459
Plant relocation costs	4,370	269	0
Operating income	7,221	3,809	23,409

Other income, net	255	615	851
Interest expense	(1,820)	(4,430)	(3,496)
Loss from investment in joint venture	0	0	(614)
Income (loss) before income taxes, continuing operations	5,656	(6)	20,150

Provision for (benefit from) income taxes, continuing operations	1,687	(992)	8,137
Income from continuing operations	3,969	986	12,013

Income (loss) from discontinued operations, net of tax provision (benefit)	(1,321)	18	0
Net income	$2,648	$1,004	$12,013

Earnings (loss) per common share:
Basic from continuing operations	$0.13	$0.03	$0.40
Basic from discontinued operations	(0.04)	0.00	0.00
Basic	$0.09	$0.03	$0.40

Diluted from continuing operations	$0.13	$0.03	$0.40
Diluted from discontinued operations	(0.04)	0.00	0.00
Diluted	$0.09	$0.03	$0.40

Weighted-average common shares outstanding:
Basic	29,516,794	29,712,957	29,931,730
Diluted	29,858,036	29,902,830	30,346,917

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended December 31, 2005, December 30, 2006, and December 29, 2007
(in thousands of dollars, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, January 1, 2005	29,425,787	$294	$57,454	$261,868	$319,616
Issuance of common stock	135,979	2	1,420		1,422
Stock-based compensation expense			16		16
Tax benefit of stock options exercised			115		115
Dividends paid				(7,085)	(7,085)
Net income				2,648	2,648
Balances, December 31, 2005	29,561,766	296	59,005	257,431	316,732
Issuance of common stock	207,590	2	1,797		1,799
Stock-based compensation expense			2,759		2,759
Tax benefit of stock-based award activity			161		161
Dividends paid				(7,134)	(7,134)
Net income				1,004	1,004
Balances, December 30, 2006	29,769,356	298	63,722	251,301	315,321
Issuance of common stock	220,178	2	1,506		1,508
Stock-based compensation expense			4,011		4,011
Tax benefit of stock-based award activity			275		275
Dividends paid				(7,185)	(7,185)
Net income				12,013	12,013
Balances, December 29, 2007	29,989,534	$300	$69,514	$256,129	$325,943

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, December 30, 2006, and December 29, 2007
(in thousands of dollars)

	2005	2006	2007
Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$2,648	$1,004	$12,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of assets	276	14	58
Depreciation and amortization	10,678	14,177	14,132
Deferred income taxes	(2,943)	(1,900)	347
Stock-based compensation expense	16	2,759	4,108
Net losses in equity investment	0	0	614
Changes in working capital accounts:
Trade receivables, net	39,203	21,078	(6,582)
Inventories	(2,916)	27,421	(6,425)
Resort lot inventory	145	1,138	(841)
Prepaid expenses	1,422	(1,270)	479
Land held for development	0	(16,300)	(8,022)
Accounts payable	(5,947)	(5,708)	10,242
Product liability reserve	(1,619)	(3,762)	(1,139)
Product warranty reserve	(4,486)	902	1,093
Income taxes payable	(2,293)	(6,664)	10,627
Accrued expenses and other liabilities	805	7,224	4,277
Deferred revenue	0	883	(200)
Discontinued operations	(662)	4,271	(18)
Net cash provided by operating activities	34,327	45,267	34,763

Cash flows from investing activities:
Additions to property, plant, and equipment	(17,718)	(9,324)	(5,279)
Investment in joint venture	0	0	(366)
Payment for business acquisition, net of cash acquired	(54,601)	0	0
Proceeds from sale of assets	123	215	644
Discontinued operations	(4)	0	0
Net cash used in investing activities	(72,200)	(9,109)	(5,001)

Cash flows from financing activities:
Book overdraft	12,475	2,076	(15,025)
Payments on lines of credit, net	(9,062)	(22,964)	(2,036)
Borrowing (payments) on long-term notes payable	40,500	(5,715)	(5,714)
Debt issuance costs	(298)	(79)	(278)
Dividends paid	(7,085)	(7,134)	(7,194)
Issuance of common stock	1,537	1,799	1,508
Tax benefit of stock-based award activity	0	161	275
Discontinued operations	392	96	0
Net cash provided by (used in) financing activities	38,459	(31,760)	(28,464)

Net change in cash	586	4,398	1,298
Cash at beginning of period	0	586	4,984

Cash at end of period	$586	$4,984	$6,282

The accompanying notes are an integral part of these consolidated financial statements.

MONACO COACH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Monaco Coach Corporation and its subsidiaries (the “Company”) manufacture premium motor coaches and towable recreational vehicles at manufacturing facilities in Oregon and Indiana. These products are sold to independent dealers primarily throughout the United States and Canada. In addition, the Company owns two motor coach resort properties, where the developed lots are sold to retail customers, and two additional parcels of land that are being developed into resorts.

The Company’s core business activities are comprised of three distinct operations. The first is the design, manufacture, and sale of motorized recreational vehicles. The second is the design, manufacture, and sale of towable recreational vehicles. The third is the development and sale of motor coach recreation resort lots. Accordingly, the Company has presented segmented financial information for these three segments at Note 12 of the Company’s Notes to Consolidated Financial Statements.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company has no material variable interest in any variable interest entities.

Fiscal Period

The Company follows a 52/53 week fiscal year period ending on the Saturday closest to December 31. Interim periods also end on the Saturday closest to the calendar quarter end. The fiscal periods were 52 weeks long for 2005, 2006, and 2007. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Estimates and Industry Factors

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.  Management is continually evaluating and updating these estimates, and it is possible that these estimates will change in the near future.

Credit Risk—The Company distributes its motorized and towable recreational vehicles through an independent dealer network for recreational vehicles. Sales to one customer were approximately 11% of net revenues for fiscal year 2005, 9% for 2006, and 9% for 2007. The net revenues generated from this customer are reported in the motorized and towable segments. No other individual dealers represented over 10% of net revenues in 2005, 2006, or 2007. The loss of a significant dealer or a substantial decrease in sales by such a dealer could have a material adverse effect on the Company’s business, results of operations, and financial condition. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For resort lot customers, funds are required at the time of closing. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold.

As of December 29, 2007, total trade receivables were $88.2 million, net of $714,000 for allowance for doubtful accounts ($81.6 million, net of $708,000 at December 30, 2006). At December 29, 2007 approximately $70.5 million, or 80.0% of the outstanding accounts receivable balance was concentrated among floor plan lenders ($49.5 million, or 60.7% at December 30, 2006). The remaining open $17.7 million of secured trade receivables were substantially concentrated with one dealer. Terms of open trade receivables are granted by the Company, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by the Company. These processes include evaluating the strength of the dealership’s balance sheet, how long the dealership has been in existence, reputation within the industry, and credit references.

Concentrations of credit risk exist for accounts receivable and repurchase agreements (see Note 20), primarily for the Company’s largest dealers. As of December 29, 2007, the Company had one dealer that comprised 16.6% of the outstanding trade receivables. The Company generally sells to dealers throughout the United States and there is no geographic concentration of credit risk.

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

	2005	2006	2007
	(in thousands)
Beginning balance	$31,884	$32,902	$33,804
Expense	28,861	38,884	40,752
Payments	(33,348)	(37,982)	(39,385)
Adjustments	5,505	0	0

Ending balance	$32,902	$33,804	$35,171

Product Liability Reserve—Estimated litigation costs are provided for at the time of sale of products or at the time a determination is made that an estimable loss has occurred. These estimates are developed by legal counsel based on professional judgment and historical experience. The adjustments are related to the R-Vision acquisition. The following table discloses significant changes in the product liability reserve:

	2005	2006	2007
	(in thousands)
Beginning balance	$20,233	$19,275	$15,764
Expense	9,635	10,000	12,390
Payments	(11,254)	(13,689)	(13,529)
Adjustments	661	178	0

Ending balance	$19,275	$15,764	$14,625

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

Brand Elements and Signage

As part of its franchise program for dealers, the Company places certain fixed assets at independent dealerships. These assets are comprised of informational computer kiosks, brand island displays, furniture and fixtures, as well as outdoor storefront signage. These assets are leased to dealers over 10 years through an operating lease, and the Company depreciates the assets over their respective economic useful lives, generally three years. As of December 30, 2006 and December 29, 2007 the brand elements and signage assets have a balance of approximately $4.9 million and $3.6 million, respectively (net of accumulated depreciation of approximately $1.7 million and $4.1 million, respectively). These assets are classified with property, plant, and equipment.

Land Held for Development

In June 2006, the Company acquired an 80 acre piece of undeveloped land near La Quinta, California for $16.3 million.  In addition, on April 20, 2007, the Company acquired a 24 acre parcel near Naples, Florida for the purchase price of $8.0 million.  These two properties are being developed as motorcoach only resorts.

Debt Issuance Costs

Unamortized debt issuance costs of $540,000 and $498,000 (at December 30, 2006, and December 29, 2007, respectively), are being amortized on a straight-line basis over the terms of the related loans.

Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. Total goodwill of $86.3 million as of December 29, 2007, included $55.3 million of goodwill arising from the various acquisitions of assets and operations prior to January 1, 2005. The Company recorded $30.7 million of goodwill associated with the November 18, 2005 acquisition of R-Vision. In 2006, the Company recorded additional goodwill of $490,000 related to adjustments to the allocation of the purchase price of R-Vision. In 2006 and 2007, the Company also recorded a reduction of $30,000 and $89,000, respectively for the tax benefit realized on the excess of tax-deductible goodwill over goodwill for financial reporting purposes related to R-Vision.

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

			Motorized	Towable
	Recreational	Motorhome	Recreational	Recreational
	Vehicle	Resorts	Vehicle	Vehicle
	Segment	Segment	Segment	Segment	Total
Balance, January 1, 2005	$55,254	$0	N/A	N/A	$55,254
Allocation of goodwill due to reorganization of reporting structure	(55,254)	0	$46,966	$8,288	0
Goodwill acquired	0	0	0	30,698	30,698
Balance, December 31, 2005	N/A	0	46,966	38,986	85,952
Adjustment to allocation of purchase price of R-Vision	0	0	0	490	490
Excess of tax deductible goodwill	0	0	0	(30)	(30)
Balance, December 30, 2006	N/A	0	46,966	39,446	86,412
Excess of tax deductible goodwill	0	0	0	(89)	(89)
Balance, December 29, 2007	$ N/A	$0	$46,966	$39,357	$86,323

SFAS 142 requires that management assess at least annually whether there has been permanent impairment in the value of goodwill at the individual reporting unit basis. To assess whether or not there has been impairment, the Company’s management compares the fair value of each reporting unit to its carrying amount, including goodwill, of net book value to determine if goodwill has been impaired. The Company determines the fair value of each reporting unit using an estimate of discounted future cash flows. As required by SFAS 142, management completed its annual testing during 2005, 2006, and 2007 and has determined that there was no impairment of goodwill.

Deferred Revenue

Deferred revenue of $683,000 as of December 29, 2007 is related to the $1 million received in 2006 from GE Commercial Distribution Finance Corporation (GECDFC) related to the Monaco Financial Services agreement. The deferred earnings are a nonrefundable incentive payment received from GECDFC for use of the Company’s name in branding and are being recognized over the term of the agreement, which is five years.

Stock-Based Award Plans

At December 29, 2007, the Company had three stock-based award plans (see Note 17). As of January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payments” (the “Statement”). The Statement replaces FAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payments to employees, except for equity instruments held by employee share ownership plans. We elected to adopt the modified prospective application method of the Statement.

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

Income Taxes

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109,” (the “Interpretation”) as of the beginning of fiscal year 2007 with no material effect on our financial position or results of operations.  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes,” by defining a criteria that an individual tax position must meet for any part of the benefit to be recognized in the financial statements.  See Note 13 of the Company’s Notes to Consolidated Financial Statements.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. SAB No. 104 provides guidance for revenue recognition under certain circumstances. The Company has complied with the guidance provided by SAB No. 104 for fiscal years 2005, 2006, and 2007.

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

Advertising and Printing Costs

The Company expenses advertising and printing costs as incurred, except for prepaid show costs, which are expensed when the event takes place. Advertising and printing costs, including retail programs, are recorded as selling, general and administrative expenses, while discounts off of invoice, or sales allowances (including wholesale volume incentives), are recorded as adjustments to net sales. During 2007, approximately $9.6 million ($11.6 million in 2005 and $9.8 million in 2006) of advertising and printing costs were expensed.

Research and Development Costs

Research and development costs consist of salaries and employee benefits, contract services fees, utilities, materials and operating supplies and are charged to expense as incurred and were $1.7 million in 2007 ($1.5 million in 2005 and $1.9 million in 2006).

New Accounting Pronouncements

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

FAS 159

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We believe that the adoption for SFAS No. 159 will not have a material effect on our financial position or results of operations.

EITF 06-11

In June 2007, the FASB Emerging Issues Task Force issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company’s excess tax benefit pool, as defined under FAS 123R.  EITF 06-11 is effective for the Company in the first quarter of fiscal year 2009.  We are assessing the impact that the EITF will have on our financial position and results of operations.

Supplemental Cash Flow Disclosures:

	2005	2006	2007
	(in thousands)
Cash paid during the period for:
Interest	$1,355	$4,099	$3,399
Income taxes	$6,160	$7,708	$2,843

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

The cash paid for R-Vision, including transaction costs of $584,985, totaled $54,623,512, net of cash acquired. All the goodwill associated with the R-Vision acquisition was allocated to the towable recreational vehicle segment. This was based on the conclusion that the purchase price allocated to the motorized portion of R-Vision, based on relative fair values, did not exceed its carrying amount of net book value. Of the total goodwill acquired, $33.8 million is expected to be deductible for tax purposes. The total R-Vision assets acquired and liabilities assumed of R-Vision based on estimated fair values at November 18, 2005, is as follows:

(in thousands)
Receivables	$14,571
Inventories	18,160
Prepaids and other assets	618
Property and equipment	12,945
Goodwill	31,188
Total assets acquired	77,482

Accounts payable	8,769
Accrued liabilities	12,142
Current deferred tax liability	1,184
Long-term deferred tax liability	808
Total liabilities assumed	22,903

Total assets and liabilities assumed	$54,579

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

2005
Unaudited
(in thousands, except per share data)
Net sales	$1,455,189
Net income	12,079
Diluted earnings per common share	$0.40

3.     DISCONTINUED OPERATIONS:

During the third quarter of 2005, the Company announced that it planned to close its Royale Coach operations in Elkhart, Indiana. Royale Coach produces Prevost bus conversion motor coaches with price points in excess of $1.4 million. Royale Coach sold approximately 20 coaches per year and was not a significant portion of the Company’s overall business. Plant closure costs of approximately $1.3 million (net of tax) were recognized in 2005. The net income (loss) from discontinued operations for the fiscal years ended December 31, 2005 and December 30, 2006 is net of a tax benefit of $868,000 and tax expense of $28,000, respectively.  There was no affect on net income from discontinued operations for 2007.

The operating results of Royale Coach are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows.

	2005	2006
	(in thousands)
Net sales	$5,452	$4,835
Cost of sales	5,923	4,916
Gross profit (loss)	(471)	(81)
Selling, general and administrative expenses	1,718	(127)
Income (loss) from discontinued operations before income taxes	(2,189)	46
Income tax expense (benefit)	(868)	28
Income (loss) from discontinued operations	$(1,321)	$18

4.     PLANT RELOCATION:

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

The accrued liability for restructuring reserves consists of the following:

	December 30,	December 29,
	2006	2007
	(in thousands)
Lease commitment	$29	$25
Other	107	118
	$136	$143

5.     INVENTORIES, NET:

Inventories consist of the following:

	December 30,	December 29,
	2006	2007
	(in thousands)
Raw materials	$84,069	$79,640
Work-in-process	55,473	54,760
Finished units	26,773	33,241
Raw material reserves	(10,444)	(9,405)

	$155,871	$158,236

6.     PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consist of the following:

	December 30,	December 29,
	2006	2007
	(in thousands)
Land	$15,226	$15,438
Buildings	128,073	130,140
Equipment	45,341	44,702
Furniture and fixtures	22,397	21,972
Vehicles	3,473	2,809
Leasehold improvements	2,002	1,649
Brand elements signage	6,617	7,686
Construction in progress	3,398	1,321
	226,527	225,717
Less accumulated depreciation and amortization	72,632	81,426
	$153,895	$144,291

7.     JOINT VENTURE:

On February 25, 2007, the Company closed a transaction with International Truck and Engine Corporation to form a joint venture to manufacture all of the Company’s diesel chassis.  The terms of the agreement grant the Company a 49% ownership in the joint venture, known as Custom Chassis Products, LLC (CCP).  The investment is accounted for under the equity method.  The Company contributed $4,060,000 of inventory, $246,000 of fixed assets, and $140,000 of cash to CCP and incurred transaction costs of $226,000.  The Company’s portion of CCP’s net loss for the year ended December 29, 2007 is $614,000.  As of December 29, 2007, the Company has a net trade payable to the joint venture of $17.0 million.

8.     ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities consist of the following:

	December 30,	December 29,
	2006	2007
	(in thousands)

Payroll, vacation, payroll taxes and related accruals	$15,997	$20,142
Promotional and advertising	13,594	13,171
Health insurance reserves and premiums payable	5,997	5,575
Resorts profit sharing accruals	3,700	4,118
Other	5,076	5,603
	$44,364	$48,609

At December 29, 2007, a balance of $20.9 million related to dealer incentives under our FFTF program is classified as accounts payable on the consolidated balance sheet ($22.0 million at December 30, 2006).

9.     LINE OF CREDIT:

The Company’s credit facilities consist of a revolving line of credit of up to $105.0 million. At the end of the 2007 fiscal year, there was no balance outstanding on the revolving line of credit (the “Revolving Loan”). At the election of the Company, the Revolving Loan bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Company also pays interest quarterly on the unused available portion of the Revolving Loan at varying rates, determined by the Company’s leverage ratio. The Revolving Loan is due and payable in full on November 17, 2009 and requires monthly interest payments. The Company also has four unused letters of credit of $3.8 million outstanding as of December 29, 2007.

The weighted-average interest rate on the outstanding borrowings under the Revolving Loan was 6.8% and 7.4% for 2006 and 2007, respectively. Interest expense on the unused available portion of the line was $229,000 or 1.3% and $371,000 or 19.6% of weighted average outstanding borrowings for 2006 and 2007, respectively. The Revolving Loan is collateralized by substantially all the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of December 29, 2007, the Company was in compliance with these covenants.

10.   LONG-TERM NOTE PAYABLE:

In November 2005, the Company amended its credit facilities to borrow $40.0 million of term debt (the “Term Debt”) to effect the acquisition of R-Vision (see Note 2). In January 2007, the Company amended its credit facilities agreement to modify certain restrictive covenants. At the end of the 2007 year, borrowings outstanding were $28.6 million. At the election of the Company, the Term Debt bears interest at varying rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio. The Term Debt requires quarterly interest payments and quarterly principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. As of year end 2007, the weighted-average interest rate on the Term Debt was 6.3%. The Term Debt is collateralized by all the assets of the Company. The agreement contains restrictive covenants as to the Company’s leverage ratio, current ratio, fixed charge coverage ratio, and tangible net worth. As of December 29, 2007, the Company was in compliance with these covenants.

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

Amount of
payment due

2008	$5,714
2009	6,214
2010	17,143

$29,071

11.   PREFERRED STOCK:

The Company has authorized “blank check” preferred stock (1,934,783 shares authorized, $.01 par value) (“Preferred Stock”), which may be issued from time to time in one or more series upon authorization by the Company’s Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each series of the Preferred Stock. There were no shares of Preferred Stock outstanding as of December 30, 2006 or December 29, 2007.

12.   SEGMENT REPORTING:

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

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (Motorhome Resort Segment) located in Las Vegas, Nevada, and Indio, California. In addition to these two resorts, the Company also has property in La Quinta, California and in Naples, Florida that are being developed into resorts.  The resorts offer sales of individual lots to recreational vehicle owners and also offer a common interest in the amenities at the resort. The resorts provide destination locations for premium class A recreational vehicle owners and help to promote the recreational vehicle lifestyle.

The following table provides the results of operations of the three segments of the Company for the years 2005, 2006, and 2007, respectively.

	2005	2006	2007
	(in thousands)
Motorized Recreational Vehicle Segment

Net sales	$1,017,766	$941,657	$998,448
Cost of sales	925,014	869,110	887,830
Gross profit	92,752	72,547	110,618

Selling, general, and administrative expenses and corporate overhead	89,479	78,478	85,900
Plant relocation costs	4,370	269	0

Operating income (loss)	$(1,097)	$(6,200)	$24,718

Towable Recreational Vehicle Segment

Net sales	$185,433	$324,342	$261,391
Cost of sales	174,242	292,876	238,684
Gross profit	11,191	31,466	22,707

Selling, general, and administrative expenses and corporate overhead	13,191	30,060	23,611

Operating income (loss)	$(2,000)	$1,406	$(904)

Motorhome Resorts Segment

Net sales	$33,039	$31,987	$12,291
Cost of sales	12,212	11,457	4,748
Gross profit	20,827	20,530	7,543

Selling, general, and administrative expenses and corporate overhead	10,509	11,927	7,948

Operating income (loss)	$10,318	$8,603	$(405)

	2005	2006	2007
	(in thousands)
Reconciliation to Net Income

Operating income (loss):
Motorized recreational vehicle segment	$(1,097)	$(6,200)	$24,718
Towable recreational vehicle segment	(2,000)	1,406	(904)
Motorhome resorts segment	10,318	8,603	(405)
Total operating income	7,221	3,809	23,409

Other income, net	255	615	851
Interest expense	(1,820)	(4,430)	(3,496)
Loss from investment in joint venture	0	0	(614)
Income (loss) before income taxes, continuing operations	5,656	(6)	20,150

Provision for (benefit from) income taxes, continuing operations	1,687	(992)	8,137
Income from continuing operations	3,969	986	12,013

Income (loss) from discontinued operations, net of tax provision (benefit)	(1,321)	18	0

Net income	$2,648	$1,004	$12,013

The following table provides information for the respective segments related to assets:

	December 30,	December 29,
	2006	2007
	(in thousands)

Motorized recreational vehicle segment	$306,196	$297,910
Towable recreational vehicle segment	87,153	87,811
Motorhome resort segment	25,954	34,814
Total segment assets	$419,303	$420,535

The Company includes the total of inventories and resort lot inventory in the measure of the segments’ assets that are used for decision making purposes. Property, plant, and equipment specific to the segments are also included in the measure of the segments’ assets for decision making purposes. Remaining assets are accounted for at the corporate level and are not allocated out to the business segments. Total depreciation expense is allocated among the segments either based on the associated assets being allocated to the segment or through the corporate overhead allocation of expenses. Corporate overhead is comprised of certain shared services, and is allocated to the respective segments based on a combination of activities performed for the segment as well as the relative segment’s percent of sales for the Company in total.

The following table reconciles assets of the segments to total consolidated assets:

	December 30,	December 29,
	2006	2007
	(in thousands)
Reconciliation of segment assets to total assets

Total assets allocated to segments	$419,303	$420,535

Assets not allocated to segments:
Cash	4,984	6,282
Trade receivables, net	81,588	88,170
Prepaid expenses	5,624	5,142
Income tax receivable	6,901	0
Deferred income taxes	38,038	37,608
Property, plant, and equipment, net	1,172	1,474
Investment in joint venture	0	4,059
Debt issuance costs, net	540	498
Total assets	$558,150	$563,768

The following table provides information for the respective segments related to capital expenditures:

	December 30,	December 29,
	2006	2007
	(in thousands)

Motorized recreational vehicle segment	$7,589	$2,932
Towable recreational vehicle segment	736	1,593
Motorhome resort segment	999	96
Total segment capital expenditures	9,324	4,621
Capital expenditures not allocated to segments	0	658
Total capital expenditures	$9,324	$5,279

The following table provides information for the respective segments relating to depreciation expense:

	2005	2006	2007
	(in thousands)

Motorized recreational vehicle segment	$9,603	$11,871	$11,498
Towable recreational vehicle segment	818	1,951	2,151
Motorhome resort segment	74	111	160
Total segment depreciation expense	$10,495	$13,933	$13,809

13.   INCOME TAXES:

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109”, (the Interpretation) as of the beginning of fiscal year 2007.  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes”, by defining a criterion that an individual tax position must be met for any part of the benefit to be recognized in the financial statements.

As of the beginning of fiscal year 2007, the Company’s total unrecognized tax benefits were $850,000, and all of these benefits, if recognized, would positively affect the Company’s effective tax rate.  The Company also had accrued interest related to these unrecognized tax benefits of $55,000 as of the date of adoption.  Accrued interest as of

December 29, 2007 increased to $97,000.  The interest expense associated with income tax contingencies is classified as income taxes in the Company’s financial statements.  In fiscal year 2007, the Company recognized interest expense of $42,000.  Penalties associated with income taxes are classified as selling, general and administrative expenses.  Penalties expense was zero for fiscal year 2007.

As of the date of adoption, the federal and a portion of the state uncertainty relates to subjectivity in the measurement of certain deductions claimed for United States income tax purposes and the remainder of the state uncertainty relates to state income tax apportionment matters.  A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows.

(in thousands)

Balance at December 30, 2006	$850
Reductions for tax positions of prior years	(45)
Lapse of statute of limitations	(60)
Balance at December 29, 2007	$745

As of December 29, 2007, the Company’s 2004 through 2006 U.S. federal and state income tax returns remain subject to examination.  In addition, some 2003 state income tax returns are also still subject to examination.  In the next 12 months, it is reasonably possible that the lapse of statutes of limitations for federal and state tax returns may reduce the unrecognized tax benefits related to the uncertainty in the measurement of certain deductions claimed for U.S. federal and state income tax purposes by approximately $100,000.

The provision for income taxes for continuing operations is as follows:

	2005	2006	2007
	(in thousands)
Current:
Federal	$4,729	$970	$6,765
State	(169)	258	1,111
	4,560	1,228	7,876
Deferred:
Federal	(2,573)	(1,249)	(59)
State	(300)	(971)	320
Provision for (benefit from) income taxes	$1,687	$(992)	$8,137

The reconciliation of the provision for income taxes at the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	2005	2006	2007
	(in thousands)

Expected U.S. federal income taxes at statutory rates	$1,923	$(2)	$7,053
State and local income taxes, net of federal benefit	(305)	(788)	948
Domestic manufacturing deduction	(90)	(51)	(427)
Other	159	(151)	563
Provision for (benefit from) income taxes	$1,687	$(992)	$8,137

The components of the current net deferred tax asset and long-term net deferred tax liability are:

	December 30,	December 29,
	2006	2007
	(in thousands)
Current deferred income tax assets:
Warranty liability	$11,308	$11,780
Product liability	6,244	5,804
Inventory allowances	3,902	3,587
Franchise and other incentive accruals	10,532	10,293
Compensation and related accruals	2,030	2,463
Insurance accruals	2,637	2,036
Other	1,092	1,323
Net operating loss carryforward	293	322
	$38,038	$37,608

Long-term deferred income tax liabilities:
Depreciation	$15,835	$15,262
Amortization	6,859	8,231
Compensation and related accruals	(734)	(1,441)
Net operating loss (NOL) carryforward	(263)	(143)
State tax credit carryforward	(303)	(519)
Other	0	(198)
Valuation allowance on state tax credit carryforward	284	314
	$21,678	$21,506

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

14.  EARNINGS PER SHARE:

Basic earnings per common share is based on the weighted-average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of outstanding stock-based awards. For the fiscal year ending 2007, there were 778,342 anti-dilutive stock-based awards excluded from the diluted earnings per share calculation (385,890 and 819,500 for the fiscal years ending 2005 and 2006, respectively). The weighted-average number of common shares used in the computation of earnings per common share for the years ended December 31, 2005, December 30, 2006, and December 29, 2007 are as follows:

	2005	2006	2007

Basic
Issued and outstanding shares (weighted-average)	29,516,794	29,712,957	29,931,730

Effect of Dilutive Securities
Stock-based awards	341,242	189,873	415,187

Diluted	29,858,036	29,902,830	30,346,917

	2005	2006	2007
Cash dividends per common share	$0.24	$0.24	$0.24
Cash dividends paid (in thousands)	$7,085	$7,134	$7,194

15.  LEASES:

The Company has commitments under certain noncancelable operating leases. Total rental expense for the fiscal years ended December 31, 2005, December 30, 2006, and December 29, 2007 related to operating leases amounting to approximately $3.6 million, $3.4 million, and $2.9 million, respectively. The Company’s most significant lease is an operating lease for an aircraft that expires June 10, 2012. The future minimum rental commitment under the term of this lease is $1.3 million annually in 2008 through 2011 and $664,000 in 2012.  The Company has guaranteed up to $10.9 million of any deficiency in the event that the lessor’s net sales proceeds from the aircraft are less than $13.4 million. The Company has commitments under certain noncancelable subleases. As of December 29, 2007, the total minimum sublease rental income to be received in the future is approximately $2.0 million. Sublease rental income will be recognized ratably over the next eight years.

Approximate future minimum rental commitments under these leases at December 29, 2007 are summarized as follows:

Fiscal Year	(in thousands)
2008	$2,351
2009	$2,186
2010	$2,052
2011	$2,052
2012	$1,388
2013 and thereafter	$1,103

16.  BONUS PLAN:

The Company has a discretionary bonus plan for certain key employees. Bonus expense included in selling, general, and administrative expenses for the years ended December 31, 2005, December 30, 2006, and December 29, 2007 was $607,000, $2.2 million, and $5.6 million, respectively.

17.  STOCK-BASED AWARD PLANS:

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) - 2007, a non-employee 1993 Director Stock Plan (the “Director Plan”), and an amended and restated 1993 Stock Plan (the “Stock Plan”). The compensation expense recognized in 2007 for the plans was $4.1 million with an income tax benefit of $1.6 million ($2.8 million and $1.1 million, respectively, in 2006). The amount of cash received from the exercise of stock options, stock issued under the Stock Purchase Plan, and stock issued in lieu of some directors’ cash retainer was $1.5 million. The tax benefit realized from stock-based award activity in 2007 was $275,000.

Stock Purchase Plan

The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Purchase Plan was approved by the Board of Directors in 2007 and stockholder approval will be sought at the 2008 Annual Meeting of Stockholders.  The Company has 400,000 shares of Common Stock reserved for issuance under the Purchase Plan, of which none have been issued as of December 29, 2007. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s Common Stock as of the first day (grant date) or the last day (purchase date) of each offering period under the Purchase Plan.  The first offering period is twelve months and ends on July 15, 2008.  Subsequent offering periods under the Purchase Plan are each six months.

The Employee Stock Purchase Plan — 1993 was previously in effect.  As of December 29, 2007, the Company had issued 621,495 shares of Common Stock under the 1993 Purchase Plan. During the years ended December 30, 2006 and December 29, 2007, 69,644 shares and 28,968 shares, respectively, were issued under the 1993 Purchase Plan. The weighted-average fair value of purchase rights granted in 2006 and 2007 was $11.28 and $14.90, respectively.

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

Options granted under the Director Plan to non-employee directors on the date the optionee first became a director vest ratably over a five-year period, while subsequent annual grants vest in full on the fifth anniversary of their grant date. The exercise price of all options granted under the Director Plan was equal to the fair market value of a share of the Company’s Common Stock on the date of grant. The maximum term of these options is ten years. As of December 29, 2007, 110,100 options had been exercised, and options to purchase 138,450 shares of Common Stock were outstanding. As of December 29, 2007, 15,526 shares of Common Stock had been issued in lieu of some directors’ cash retainer as allowed by the Director Plan up to May 17, 2006.

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

The Stock Plan provides for the issuance of shares of Common Stock to directors’ in lieu of the annual cash retainer.  As of December 29, 2007, 13,830 shares of Common Stock have been issued in lieu of the cash retainer.  Prior to May 17, 2006, such shares were issued under the provisions of the Director Plan.

Stock Options

A component of the Stock Plan permits the Company to grant stock options. As of December 29, 2007, 1,725,959 options had been exercised, and options to purchase 1,005,534 shares of Common Stock were outstanding. These options vest ratably over five years commencing with the date of grant.

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

Option transactions involving the Director Plan and the Stock Plan are summarized with the corresponding weighted-average exercise prices as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding at January 1, 2005	1,314,573	$14.08
Granted	292,020	16.13
Exercised	(72,078)	5.87
Forfeited	(65,240)	18.14
Outstanding at December 31, 2005	1,469,275	14.71
Exercised	(128,475)	7.44
Forfeited	(33,950)	20.01
Outstanding at December 30, 2006	1,306,850	15.28	5.2	$19,974
Exercised	(144,426)	7.61
Forfeited	(18,440)	20.58
Outstanding at December 29, 2007	1,143,984	$16.17	4.6	$18,495

Exercisable at December 29, 2007	1,085,694	$16.36	4.5	$17,759

The total intrinsic value of options exercised during fiscal years 2005, 2006, and 2007 was approximately $739,000, $819,000, and $1.1 million, respectively. The proforma weighted-average grant-date fair value of options granted in 2005 was $5.41.

There was $441,000 and $231,000 of stock option related compensation expense recognized from the combination of the Stock Plan, the Stock Purchase Plan and the Director Plan in 2006 and 2007, respectively. The total remaining expense to be recognized in future periods for outstanding non-vested stock options is approximately $119,000. The expense is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Unit Grant

A component of the Stock Plan permits the Company to grant shares of restricted stock units (RSU’s). These grants are compensation expense under the rules of FAS 123R, and are required to be recognized in the Company’s consolidated statements of income. The valuation of the RSU’s is based on the closing market price of the Common Stock on the date of grant. The RSU’s vest ratably over four years or cliff vest at four years for employees and cliff vest at three years for directors. RSU’s outstanding to participants who meet the retirement eligible provision vest upon actual retirement or the normal vesting period, whichever is earlier. Under Section 162(m) of the Internal Revenue Code of 1986, as amended, RSU’s granted to certain employees require performance criteria to be met in order for the units to cliff vest at three years. The performance criteria is based on the return on equity. As of December 29, 2007, there are 132,686 RSU’s outstanding that require the attainment of the performance criteria.

The number of performance based RSU’s issued in 2006 and 2007 was 72,695 and 59,991, respectively and the associated compensation expense recognized in the fiscal years was $725,000 and $894,000, respectively. During the fiscal years 2006 and 2007, $1.3 million and $2.2 million, respectively was recorded as compensation expense related to all RSU’s. A forfeiture rate is applied to the majority of the RSU’s granted to employees based on the historical forfeiture experience with stock options. The total remaining expense to be recognized in future periods for outstanding non-vested RSU’s is approximately $3.4 million. The expense is expected to be recognized over a weighted-average period of 2.5 years.

RSU’s granted after fiscal year 2005 earn dividend equivalents that are paid out at the time the RSU’s vest.  The expense recognized for dividend equivalents in 2006 and 2007 was approximately $44,000 and $97,000, respectively.

Restricted stock unit transactions under the Stock Plan are summarized with the weighted-average grant-date fair value as follows:

		Weighted-
		Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Non-vested at January 1, 2005	0	$0.00
Granted	53,250	14.73
Non-vested at December 31, 2005	53,250	14.73
Granted	254,159	12.71
Forfeited	(27,500)	14.67
Non-vested at December 30, 2006	279,909	12.90
Granted	224,209	16.24
Vested	(38,219)	12.95
Forfeited	(10,604)	14.33
Non-vested at December 29, 2007	455,295	$14.51

Performance Share Awards

A component of the Stock Plan also permits the Company to grant performance share awards (PSA’s). Grants in 2006 included target payouts to participants of a total of 164,909 shares under a two-year performance plan and 164,909 shares under a three-year performance plan. Grants in 2007 included target payouts to participants of a total of 138,714 shares under a three-year performance plan.  The plans require the achievement of performance based on Return on Net Assets-adjusted (RONA) and Total Shareholder Return (TSR) compared to a group of peer companies. Depending on the ranking of the Company’s performance against the peer group, the participants could earn from 0% up to 200% of the target payout of performance shares. A participant who retires during a performance period and meets the retirement eligible provision is entitled to receive 100% of the award that would have otherwise been earned had the participant remained employed through the end of the performance period. The award to such a participant will be settled at the end of the normal performance period.

The fair value of share awards requiring achievement of the goal based on TSR is estimated on the date of grant using a lattice-based valuation model that uses assumptions noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities were based on historical volatility of the Company’s stock and the average of the competitor companies’ stock, as well as other factors. The Company used historical data to estimate employee termination within the valuation model. The expected term of awards granted was derived from the output of the option valuation model and represents the period of time that awards granted are expected to be outstanding. The risk-free interest rate is based on interest rates on total constant maturity U.S. Treasury notes with lives consistent with the expected lives of the related option. The grant-date fair value of the TSR related awards granted in 2006 is $10.62 and $11.99 per share for the two-year and three-year performance plan, respectively.  The grant-date fair value of the TSR related awards granted in 2007 is $22.25.

	2006	2007
Risk-free interest rate	4.97%-5.00%	4.50%
Expected life (in years)	2 to 3	3
Expected volatility of the Company	40.40%	38.60%
Expected dividend yield	1.90%	1.40%
Peer companies’ average volatility experience	33.90%	33.10%

The fair value of the share awards requiring achievement of the goal based on RONA is the Common Stock market price at grant date, which was $12.73 and $16.75 for the awards granted in 2006 and 2007, respectively. The recognition of compensation expense is initially based on the probable outcome of the performance condition and adjusted for subsequent changes in the estimated or actual outcome. The Company reassesses at each reporting date whether achievement of the performance condition is probable. The assessment involves comparing the Company’s forecasted RONA for the performance period to the historical RONA achieved by a group of peer companies.

The TSR goal is based on the market price of the Company’s Common Stock as compared to the peer group. This is considered a market condition under FAS 123R, thus compensation expense recognized is not reversed if the goal is not achieved by the end of the performance period. The compensation expense related to share awards that are forfeited is reversed. If the performance goal related to RONA is not met, no compensation expense is recognized and any recognized compensation expense is reversed as of the end of the plan period. A total of $981,000 and $1.6 million of compensation expense was recorded during the fiscal years ended 2006 and 2007, respectively, relating to the performance share awards. As of December 30, 2006, it was not probable that the RONA goal would be met at the end of the performance periods and thus compensation expense recognized throughout 2006 was reversed. The total remaining expense expected to be recognized in future periods for outstanding PSA’s is approximately $1.1 million. The expense is expected to be recognized over a weighted-average period of 1.8 years.

Performance share award transactions under the Stock Plan are summarized with the weighted-average grant-date fair value as follows:

	Performance	Weighted-
	Share Awards	Average
	at Target	Grant-Date
	Payout	Fair Value

Non-vested at December 31, 2005	0	$0.00
Granted	329,818	12.02
Non-vested at December 30, 2006	329,818	12.02
Granted	138,714	19.50
Forfeited	(5,438)	14.22
Non-vested at December 29, 2007	463,094	$14.23

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation in the fiscal year ended 2005 compared to the fair value recognition provisions of FAS 123R that are applied to the stock-based payment arrangements in the fiscal years ended 2006 and 2007.

	2005	2006	2007
	(in thousands, except per share data)
Net income before stock-based compensation expense	$2,648	$2,690	$14,461
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,219)	(1,686)	(2,448)
Net income (loss)*	$(571)	$1,004	$12,013
Earnings (loss) per share:
Basic - as reported	$0.09	$0.03	$0.40
Basic - with stock-based compensation	$(0.02)	$0.03	$0.40

Diluted - as reported	$0.09	$0.03	$0.40
Diluted - with stock-based compensation	$(0.02)	$0.03	$0.40

*      Net loss prior to 2006 is pro-forma for the effect of FAS 123R.

For purposes of the above information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model based on the weighted-average assumptions noted in the following table. There were no options granted in 2006 or 2007. Expected volatility was based on historical volatility of the Company’s Common Stock, and other factors. The Company used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on interest rates on total constant maturity U.S. Treasury notes with lives consistent with the expected lives of the related option.

2005
Risk-free interest rate	4.03%
Expected life (in years)	6.69
Expected volatility	31.25%
Expected dividend yield	1.70%

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company’s financial instruments are presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

Line of Credit - The carrying amount outstanding on the revolving line of credit is $2.0 million and zero at December 30, 2006 and December 29, 2007, respectively, which approximates the estimated fair value as this instrument requires interest payments at a market rate of interest plus a margin.

Long-Term Notes Payable - The carrying amount outstanding on the long-term notes payable is $29.1 million (including $5.7 million of current payable) at December 29, 2007, which approximates the estimated fair value as these instruments require interest payments at a market value rate of interest plus a margin.

19.  401(K) DEFINED CONTRIBUTION PLAN:

The Company sponsors a 401(k) defined contribution plan covering substantially all full-time employees. Company contributions to the plan totaled approximately $880,000 in 2005, $787,000 in 2006, and $863,000 in 2007.

20.  COMMITMENTS AND CONTINGENCIES:

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

Losses of approximately $79,000, $232,000 and $313,000 were incurred in 2005, 2006, and 2007, respectively. The approximate amount subject to contingent repurchase obligations arising from these agreements at December 29, 2007 is $518.6 million, with approximately 3.9% concentrated with one dealer. The Company has recorded a liability of approximately $362,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

Product Liability

The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company has from time to time been subject to product liability claims. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million. Overall product liability insurance, including umbrella coverage, is available to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate. The Company has recorded an accrual for its probable exposure on product liability claims.  Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Letter of Credit on Behalf of the Joint Venture

The Company has an unused letter of credit of $1.0 million outstanding as of December 29, 2007 on behalf of CCP.  The letter of credit is with a tire vendor and expires on June 1, 2008.

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

21.   SUBSEQUENT EVENT:

In January 2008, the Board of Directors approved a stock repurchase program where by up to an aggregate of $30 million worth of the Company’s outstanding shares of Common Stock may be repurchased from time to time.  There is no time restriction on this authorization to purchase our Common Stock.  The program provides for the Company to repurchase shares through the open market and other approved transactions at prices deemed appropriate by management.  The timing and amount of repurchase transactions under the program will depend upon market conditions and corporate and regulatory considerations.  During January 2008, the Company repurchased 313,400 shares of common stock on the open market for an average price of $9.03 per share.

22.   QUARTERLY RESULTS (UNAUDITED):

	1st	2nd	3rd	4th
Year ended December 30, 2006	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Net sales	$385,068	$321,283	$292,473	$299,163
Gross profit	$48,449	$30,491	$18,533	$27,071
Operating income (loss)	$14,470	$793	$(10,941)	$(512)
Net income (loss):
Continuing operations	$8,293	$479	$(7,098)	$(687)
Discontinued operations	0	(107)	0	125
	$8,293	$372	$(7,098)	$(562)
Earnings (loss) per share-basic:
Continuing operations	$0.28	$0.01	$(0.24)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00
Basic	$0.28	$0.01	$(0.24)	$(0.02)

Earnings (loss) per share-diluted:
Continuing operations	$0.28	$0.01	$(0.24)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00
Diluted	$0.28	$0.01	$(0.24)	$(0.02)

	1st	2nd	3rd	4th
Year ended December 29, 2007	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Net sales	$322,244	$335,319	$322,422	$292,146
Gross profit	$35,996	$36,598	$36,179	$260,051
Operating income	$3,638	$8,732	$6,518	$32,095
Net income	$1,499	$4,464	$3,681	$2,369

Earnings per share:
Basic	$0.05	$0.15	$0.12	$0.08
Diluted	$0.05	$0.15	$0.12	$0.08

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the Company may be detected. However, our management, including our Chief Executive Officer and our Chief Financial Officer, has designed our disclosure controls and procedures to provide reasonable assurance of achieving their objectives and have, pursuant to the evaluation discussed above, concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal controls over financial reporting, management has concluded that, as of December 29, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.          OTHER INFORMATION

None

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT, AND CORPORATE GOVERNANCE

The information required by this item concerning the executive officers is set forth in Part I, Item 1 - “Business” of this Annual Report on Form 10-K.

Information required by this Item regarding directors and compliance with Section 16(a) of the Exchange Act is set forth under the captions “Proposal One—Election of Directors” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding the Company’s Audit Committee and designated “audit committee financial expert” is set forth under the caption “Board of Directors and Committee Meetings - Audit Committee” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

The Company has complied with the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual by filing, with the New York Stock Exchange, its 2007 Section 12(a) CEO Certification.  The Company’s CEO/CFO certifications filed pursuant to Section 302 of the Sarbanes Oxley Act is filed as an exhibit to this Annual Report on Form 10-K.

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

1.                From our main Web page, first click on “Company”

2.                Then, click on “Investor Relations”

3.                Next, select “Corporate Governance” from the “Investor Relations” Menu

4.                 Next, click on “Code of Ethics for Executive Officers” (or “Code of Business Conduct,” or any other “Corporate Governance” related topic).

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics for Senior Financial Officers by posting such information on our website, at the address and location specified above.  Our website is intended to be an inactive, textual reference only.  None of the material on the website is part of this Annual Report on Form 10-K.

ITEM 11.            EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Company’s directors and executive officers is set forth under the captions “Compensation Discussion and Analysis and Executive Compensation” and “Director Compensation” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding certain relationships of the members of the Compensation Committee is set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding the Compensation Committee Report is set forth under the caption “Report of the Compensation Committee” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding beneficial ownership of the Company’s Common Stock by certain beneficial owners and management is set forth under the caption “Security Ownership” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders.	2,062,373	*	$16.17	**	1,584,256
Equity compensation plans not approved by security holders.	—		—		400,000	***

Total	2,062,373		$16.17		1,984,256

*                    Includes, as of December 29, 2007, stock options and the target number of shares that could be issued under restricted stock units and performance share awards pursuant to the 1993 Stock Plan.

**             The weighted-average exercise price is calculated on the outstanding options granted under the 1993 Stock Plan. Restricted stock units and performance share awards outstanding are not reflected in the weighted-average price calculation due to the fact that such rights have no exercise price.

***      The Board of Directors approved a new Employee Stock Purchase Plan in 2007.  Stockholder approval of the plan will be sought at the May 2008 Annual Meeting of Stockholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item regarding transactions with related persons is set forth under the caption “Transactions With Related Persons” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding director independence is set forth under the caption “Director Independence” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive 2008 Proxy Statement and is incorporated herein by reference.

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

2.1

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002 (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002 (Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

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

3.3	Bylaws of Registrant, as amended (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2005).

3.4

Amendment to the Amended and Restated Bylaws of Registrant, effective as of November 12, 2007 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007).

10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2	1993 Director Option Plan as Amended Through May 13, 2003. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.3†	1993 Stock Option Plan as amended through May 17, 2006. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).

10.3.1	Form of 1993 Stock Plan Performance Share Agreement.

10.3.2	Form of 1993 Stock Plan Restricted Stock Units for Kay L. Toolson and John W. Nepute.

10.3.3	Form of 1993 Stock Plan Restricted Stock Unit Agreement.

10.3.4	Form of 1993 Stock Plan Restricted Stock Units for Directors.

10.3.5	Form of Director Option Agreement, Initial Grant. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).

10.3.6	Form of Director Option Agreement, Subsequent Grant. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).

10.3.7	Form of 1993 Stock Plan Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).

10.3.8	Form of Annual Irrevocable Election Under Director Stock Plan. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).

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

10.6.1

First Amendment to Third Amended and Restated Credit dated January 4, 2007, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, the lenders party thereto from time to time, US Bank National Association, as Administrative Lender, Swingline Lender and L/C Bank, and Bank of America, N.A., as Syndication Agent (Incorporated herein by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on 10-K for the year ended December 30, 2006).

10.6.2	Second Amendment to Third Amended and Restated Credit Agreement dated January 17, 2008, by and among Borrowers and Administrative Lender.

10.6.3

Third Amendment to Third Amended and Restated Credit Agreement and Waiver of Event of Default dated January 18, 2008, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, each of the Lenders and US Bank National Association, as the Administrative Lender.

10.7	Annual Incentive Plan.

10.8

Joint Venture Agreement dated January 24, 2007 between the Registrant and International Truck and Engine Corporation (Incorporated herein by reference to Exhibit 10.8 to the Annual Report on 10-K for the year ended December 30, 2006).

10.9†	2007 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-143976)).

11.1	Computation of earnings per share (see Note 14 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof).

31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     The item listed is a compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2008		MONACO COACH CORPORATION

	By:	/s/ KAY L. TOOLSON
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kay L. Toolson	Chairman of the Board and Chief Executive	March 13, 2008
(Kay L. Toolson)	Officer (Principal Executive Officer)

/s/ P. Martin Daley	Vice President and Chief Financial Officer	March 13, 2008
(P. Martin Daley)	(Principal Financial Officer)

/s/ Charles J. Kimball	Chief Accounting Officer	March 13, 2008
(Charles J. Kimball)	(Principal Accounting Officer)

/s/ John F. Cogan	Director	March 13, 2008
(John F. Cogan)

/s/ Richard E. Colliver	Director	March 13, 2008
(Richard E. Colliver)

/s/ Robert P. Hanafee, Jr.	Director	March 13, 2008
(Robert P. Hanafee, Jr.)

/s/ L. Ben Lytle	Director	March 13, 2008
(L. Ben Lytle)

/s/ Dennis D. Oklak	Director	March 13, 2008
(Dennis D. Oklak)

/s/ Richard A. Rouse	Director	March 13, 2008
(Richard A. Rouse)

/s/ Daniel C. Ustian	Director	March 13, 2008
(Daniel C. Ustian)

/s/ Roger A. Vandenberg	Director	March 13, 2008
(Roger A. Vandenberg)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts Motorcoach Country Club, Inc., dated November 27, 2002 (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

2.2

Stock Purchase Agreement by and among Monaco Coach Corporation, MCC Acquisition Corporation, Outdoor Resorts of America, Inc., and Outdoor Resorts of Las Vegas, Inc., dated November 27, 2002 (Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002).

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

3.3	Bylaws of Registrant, as amended (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2005).

3.4

Amendment to the Amended and Restated Bylaws of Registrant, effective as of November 12, 2007 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007).

10.1

Form of Indemnification Agreement for directors and executive officers (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-67374) declared effective on September 23, 1993).

10.2	1993 Director Option Plan as Amended Through May 13, 2003. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.3†	1993 Stock Option Plan as amended through May 17, 2006. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2006).

10.3.1	Form of 1993 Stock Plan Performance Share Agreement.

10.3.2	Form of 1993 Stock Plan Restricted Stock Units for Kay L. Toolson and John W. Nepute.

10.3.3	Form of 1993 Stock Plan Restricted Stock Unit Agreement.

10.3.4	Form of 1993 Stock Plan Restricted Stock Units for Directors.

10.3.5	Form of Director Option Agreement, Initial Grant. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).

10.3.6	Form of Director Option Agreement, Subsequent Grant. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).

10.3.7	Form of 1993 Stock Plan Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).

10.3.8	Form of Annual Irrevocable Election Under Director Stock Plan. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2005).

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

10.6.1

First Amendment to Third Amended and Restated Credit dated January 4, 2007, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, the lenders party thereto from time to time, US Bank National Association, as Administrative Lender, Swingline Lender and L/C Bank, and Bank of America, N.A., as Syndication Agent (Incorporated herein by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on 10-K for the year ended December 30, 2006).

10.6.2	Second Amendment to Third Amended and Restated Credit Agreement dated January 17, 2008, by and among Borrowers and Administrative Lender.

10.6.3

Third Amendment to Third Amended and Restated Credit Agreement and Waiver of Event of Default dated January 18, 2008, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, each of the Lenders and US Bank National Association, as the Administrative Lender.

10.7	Annual Incentive Plan.

10.8

Joint Venture Agreement dated January 24, 2007 between the Registrant and International Truck and Engine Corporation (Incorporated herein by reference to Exhibit 10.8 to the Annual Report on 10-K for the year ended December 30, 2006).

10.9†	2007 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-143976)).

11.1	Computation of earnings per share (see Note 14 of Notes to Consolidated Financial Statements included in Item 8 hereto).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof).

31.1	Certification of CFO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     The item listed is a compensatory plan.