Form 10-Q
period 2008-03-29
MONACO COACH CORP /DE/
filed 2008-05-08
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 29, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            YES   ☐  NO  ☒

The number of shares outstanding of common stock, $.01 par value, as of March 29, 2008: 29,814,141

MONACO COACH CORPORATION

FORM 10-Q

March 29, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share data)

	December 29,	March 29,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash	$6,282	$8,081
Trade receivables, net	88,170	72,570
Inventories, net	158,236	161,191
Resort lot inventory	8,838	17,010
Prepaid expenses	5,142	4,336
Income taxes receivable	0	5,018
Debt issuance costs, net	0	423
Deferred income taxes	37,608	36,446
Total current assets	304,276	305,075

Property, plant, and equipment, net	144,291	141,368
Land held for development	24,321	19,136
Investment in joint venture	4,059	4,184
Debt issuance costs, net	498	0
Goodwill	86,323	86,323

Total assets	$563,768	$556,086

LIABILITIES
Current liabilities:
Book overdraft	$1,601	$2,402
Current portion of long-term debt	5,714	27,143
Line of credit	0	31,592
Income taxes payable	3,726	0
Accounts payable	82,833	68,405
Product liability reserve	14,625	15,489
Product warranty reserve	35,171	34,252
Accrued expenses and other liabilities	48,609	39,251
Total current liabilities	192,279	218,534

Long-term debt, less current portion	23,357	500
Deferred income taxes	21,506	21,556
Deferred revenue	683	633
Total liabilities	237,825	241,223

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding Common stock, $.01 par value; 50,000,000 shares authorized, 29,989,534 and 29,814,141 issued and outstanding, respectively	300	298
Additional paid-in capital	69,514	70,776
Retained earnings	256,129	243,789
Total stockholders’ equity	325,943	314,863

Total liabilities and stockholders’ equity	$563,768	$556,086

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: in thousands of dollars, except share and per share data)

	Quarter Ended
	March 31,	March 29,
	2007	2008

Net sales	$322,244	$252,377
Cost of sales	286,248	236,571
Gross profit	35,996	15,806

Selling, general, and administrative expenses	32,358	28,636
Operating income (loss)	3,638	(12,830)

Other income, net	113	87
Interest expense	(967)	(725)
Income (loss) from investment in joint venture	(278)	126
Income (loss) before income taxes	2,506	(13,342)

Provision for (benefit from) income taxes	1,007	(4,885)
Net income (loss)	$1,499	$(8,457)

Earnings (loss) per common share:
Basic	$0.05	$(0.28)
Diluted	$0.05	$(0.28)

Weighted-average common shares outstanding:
Basic	29,829,697	29,746,479
Diluted	30,405,671	30,127,263

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: in thousands of dollars)

	Quarter Ended
	March 31,	March 29,
	2007	2008

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$1,499	$(8,457)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sale of assets	(113)	164
Depreciation and amortization	3,537	3,457
Deferred income taxes	(2,223)	1,212
Stock-based compensation expense	1,826	2,098
Net income from equity investment	0	(126)
Changes in working capital accounts:
Trade receivables, net	(6,811)	15,600
Inventories	(2,134)	(2,955)
Resort lot inventory	1,214	(150)
Prepaid expenses	361	806
Land held for development	0	(2,836)
Accounts payable	35,345	(14,428)
Product liability reserve	745	864
Product warranty reserve	743	(919)
Income taxes payable (receivable)	9,458	(8,744)
Accrued expenses and other liabilities	3,019	(9,702)
Deferred revenue	(50)	(50)
Discontinued operations	(10)	0
Net cash provided by (used in) operating activities	46,406	(24,166)

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,770)	(637)
Investment in joint venture	(88)	0
Proceeds from sale of assets	505	11
Net cash used in investing activities	(1,353)	(626)

Cash flows from financing activities:
Book overdraft	(16,626)	801
Advance (payments) on lines of credit, net	(2,036)	31,592
Payments on long-term notes payable	(1,428)	(1,428)
Debt issuance costs	(193)	(8)
Dividends paid	(1,791)	(1,810)
Issuance of common stock	927	625
Repurchase of common stock	0	(2,829)
Tax effect of stock-based award activity	136	(352)
Net cash provided by (used in) financing activities	(21,011)	26,591

Net change in cash	24,042	1,799
Cash at beginning of period	4,984	6,282

Cash at end of period	$29,026	$8,081

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 29, 2007 and March 29, 2008, and the results of its operations for the quarters ended March 31, 2007 and March 29, 2008 and its cash flows for the quarters ended March 31, 2007 and March 29, 2008.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The consolidated statement of income for the three months ended March 29, 2008 is not necessarily indicative of the results to be expected for the full year.  The balance sheet data as of December 29, 2007 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 29, 2007, nor does it include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 29, 2007.

2.              Inventories, net

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 29,	March 29,
	2007	2008
	(in thousands)

Raw materials	$79,640	$80,233
Work-in-process	54,760	54,364
Finished units	33,241	35,481
Raw material reserves	(9,405)	(8,887)

	$158,236	$161,191

3.              Joint Venture

On February 25, 2007, the Company closed a transaction with International Truck and Engine Corporation to form a joint venture to manufacture all of the Company’s rear diesel chassis.  The terms of the agreement grant the Company a 49% ownership in the joint venture, known as Custom Chassis Products, LLC (CCP).  The investment is accounted for under the equity method.  The Company contributed $4,060,000 of inventory, $246,000 of fixed assets, and $140,000 of cash to CCP and incurred transaction costs of $226,000.  The Company’s portion of CCP’s income for the quarter ended March 29, 2008 was $126,000 (compared to the $278,000 loss for the quarter ended March 31, 2007).

4.              Land Held for Development

On March 19, 2008, the Company acquired 25 acres of land near Bay Harbor, Michigan for $2.8 million.  The Company plans to develop the parcel into a motorhome resort with approximately 130 lots expected to be available for sale to the public in the third quarter of 2008.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              Credit Facilities

The Company’s credit facilities consist of a revolving line of credit (the “Line of Credit”) of up to $105.0 million and a term loan (“Term Debt”).  As of March 29, 2008, there was $31.6 million outstanding under the Line of Credit and $27.1 million outstanding on the Term Debt.  At the election of the Company, the credit facilities bear interest at rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Line of Credit at varying rates, determined by the Company’s leverage ratio.  The amounts outstanding under the Line of Credit are due and payable in full on November 17, 2009 and interest is paid monthly.  The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. At March 29, 2008, the weighted-average interest rate on the Revolving Loan and the Term Debt was 5.2% and 4.2%, respectively.  The credit facilities are collateralized by all of the assets of the Company.  The Company also has four stand-by letters of credit outstanding totaling $3.8 million as of March 29, 2008.

The credit facilities require the Company to maintain a maximum leverage ratio, minimum current ratio, minimum debt service coverage ratio, and minimum tangible net worth.  The Company was in violation of its required leverage ratio and debt service coverage ratio as of March 29, 2008.  The Company has obtained an agreement from its lenders, dated April 23, 2008, to waive the covenant violations as of March 29, 2008.  However, management expects that the Company will also violate these covenants for the next several quarters.  Accordingly, the Company has reclassified its long-term debt and related debt issue costs from non-current to current as of March 29, 2008.

Under the waiver agreement, the Company has agreed to provide the lenders an updated business plan by May 9, 2008.  Management believes it will be able to successfully negotiate revised financial covenants  with its lenders at levels that are attainable by the Company based on its updated business plan.  However, there can be no assurance that an agreement will be reached.  If an agreement cannot be reached or if an agreement is reached but the Company nevertheless violates the revised covenants, the Company could experience severe liquidity problems unless the lenders were to agree to additional waivers, forbearance, or restructuring of the debt or unless the Company can refinance the debt.  Failure to obtain such agreement or to refinance the debt would have a material adverse effect on the Company.

Unamortized debt issue costs related to the credit facilities are $423,000 as of March 29, 2008.  If the Company’s current credit facility is refinanced in a transaction required to be accounted for as an extinguishment or the outstanding balance is demanded by the lender, unamortized debt issue costs at the demand or refinancing date would be required to be expensed in the period of refinancing or demand.

6.              Long-Term Notes Payable

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility.  The principal and interest are due on April 30, 2009.  The loan bears a 5% annual interest rate.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.              Income Taxes

As of March 29, 2008, the Company’s total unrecognized tax benefits were $745,000 and all of these benefits, if recognized, would positively affect the Company’s effective tax rate.  The Company also had accrued interest related to these unrecognized tax benefits of $115,000 as of March 29, 2008.  The total amount of unrecognized federal and state tax benefits is uncertain due to the subjectivity in the measurement of certain deductions claimed for United States income tax purposes and certain state income tax apportionment matters.

As of March 29, 2008, the Company’s income tax returns that remain subject to examination are tax years 2004 through 2006 for U.S. federal income tax and tax years 2003 through 2006 for major state income tax returns.  The statute of limitations for U.S. federal income taxes and some state income taxes for the 2003 and 2004 tax years will expire during fiscal year 2008.

Unrecognized tax benefits are expected to decrease during fiscal 2008 by approximately $100,000 due to the expiration of federal and state statutes of limitations for the 2004 tax year.

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

	Quarter Ended
	March 31,	March 29,
	2007	2008

Basic
Issued and outstanding shares (weighted-average)	29,829,697	29,746,479

Effect of Dilutive Securities
Stock-based awards	575,974	380,784

Diluted	30,405,671	30,127,263

	Quarter Ended
	March 31,	March 29,
	2007	2008

Cash dividends per common share	$0.06	$0.06
Cash dividends paid (in thousands)	$1,791	$1,810

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.                 Repurchase of Common Stock

In January 2008, the Board of Directors approved a stock repurchase program whereby up to an aggregate of $30 million worth of the Company’s outstanding shares of Common Stock may be repurchased from time to time.  There is no time restriction on this authorization to purchase our Common Stock.  The program provides for the Company to repurchase shares through the open market and other approved transactions at prices deemed appropriate by management.  The timing and amount of repurchase transactions under the program will depend upon market conditions and corporate and regulatory considerations.  During January 2008, the Company repurchased 313,400 shares of Common Stock on the open market at an average purchase price of $9.03 per share.  The Company recognized a reduction to additional paid in capital and retained earnings of approximately $727,000 and $2.1 million, respectively.

10.          Stock-Based Award Plans

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) – 2007, a non-employee 1993 Director Stock Plan (the “Director Plan”), and an amended and restated 1993 Stock Plan (the “Stock Plan”).  The Purchase Plan was approved by the Board of Directors in 2007 and stockholder approval will be sought at the May 14, 2008 Annual Meeting of Stockholders.  The compensation expense recognized in the quarters ended March 31, 2007 and March 29, 2008 for the plans was $1.8 million and $2.1 million, respectively.  A detailed description of all the plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Restricted Stock Units

During the quarter ended March 29, 2008, the Company granted 357,414 restricted stock units (RSU’s) to employees under the Stock Plan.  In addition, 68,879 RSU’s from previously granted awards vested during the same period.  The compensation expense recognized for RSU’s in the first quarter of 2007 and 2008 was $989,000 and $1.2 million, respectively.

Performance Share Awards

During the quarter ended March 29, 2008, the Company granted 269,764 performance share awards (PSA’s) to employees under the Stock Plan.  In addition, 23,077 PSA’s from a previous award vested during the same period.  The compensation expense recognized for PSA’s in the first quarter of 2007 and 2008 was $754,000 and $740,000, respectively.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.       Segment Reporting

The following table provides the results of operations of the three segments of the Company for the quarters ended March 31, 2007 and March 29, 2008, respectively.  All dollars are in thousands.

	Quarter Ended
	March 31,	March 29,
	2007	2008

Motorized Recreational Vehicle Segment

Net sales	$245,548	$194,737
Cost of sales	219,061	182,914
Gross profit	26,487	11,823

Selling, general, and administrative expenses and corporate overhead	23,155	20,443

Operating income (loss)	$3,332	$(8,620)

Towable Recreational Vehicle Segment

Net sales	$69,480	$55,208
Cost of sales	64,753	52,471
Gross profit	4,727	2,737

Selling, general, and administrative expenses and corporate overhead	6,372	6,200

Operating loss	$(1,645)	$(3,463)

Motorhome Resorts Segment

Net sales	$7,216	$2,432
Cost of sales	2,434	1,186
Gross profit	4,782	1,246

Selling, general, and administrative expenses and corporate overhead	2,831	1,993

Operating income (loss)	$1,951	$(747)

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.       Segment Reporting, continued

	Quarter Ended
	March 31,	March 29,
	2007	2008

Reconciliation to Net Income

Operating income (loss):
Motorized recreational vehicle segment	$3,332	$(8,620)
Towable recreational vehicle segment	(1,645)	(3,463)
Motorhome resorts segment	1,951	(747)
Total operating income (loss)	3,638	(12,830)

Other income, net	113	87
Interest expense	(967)	(725)
Income (loss) from investment in joint venture	(278)	126
Income (loss) before income taxes	2,506	(13,342)

Provision for (benefit from) income taxes	1,007	(4,885)

Net income (loss)	$1,499	$(8,457)

12.       Commitments and Contingencies

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

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.       Commitments and Contingencies, continued

The approximate amount subject to contingent repurchase obligations arising from these agreements at March 29, 2008 is approximately $552.5 million, with approximately 4.6% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company, including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $362,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

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

	Quarter Ended
	March 31,	March 29,
	2007	2008
	(in thousands)

Beginning balance	$15,764	$14,625
Expense	3,911	4,317
Payments/adjustments	(3,166)	(3,453)

Ending balance	$16,509	$15,489

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.       Commitments and Contingencies, continued

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

	Quarter Ended
	March 31,	March 29,
	2007	2008
	(in thousands)

Beginning balance	$33,804	$35,171
Expense	9,883	9,310
Payments/adjustments	(9,140)	(10,229)

Ending balance	$34,547	$34,252

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

13.  New Pronouncements

FAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value, and expands fair value measurement disclosure.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The provisions of FASB No. 157 were adopted as of December 30, 2007, including the provisions of FSP 157-1.  The adoption of the statement had no impact on our consolidated financial position, results of operations of cash flows.

FAS 159

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of FASB No. 159 were adopted as of December 30, 2007.  We did not elect the Fair Value Option for any of our financial assets or liabilities, and therefore, the adoption of the statement had no impact on our consolidated financial position, results of operations or cash flows.

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $700,000 for motor coaches and from $11,000 to $80,000 for towables. Based upon retail registrations for the first two months of 2008, we believe we had a 24.8% share of the market for diesel class A motor coaches, a 7.5% share of the market for gas class A motor coaches, a 17.0% share of the market for all class A motor coaches, a 4.5% share of the market for class C motor coaches, a 2.5% share of the market for fifth wheel towables and a 4.5% share of the market for travel trailers.

Motorhome Resort Segment

In addition to the manufacturing of premium recreational vehicles, the Company also owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California.  A resort located in Naples, Florida is currently under development, and the Company has acquired land to develop properties in La Quinta, California, and in Bay Harbor, Michigan. The Resorts offer sales of individual lots to owners, and also offer common interests in the amenities at each resort. Lot prices for remaining unsold lots at the two developed resorts range from $114,900 to $329,900. Amenities at the Resorts include:  club house facilities, tennis, swimming, and golf. The Resorts provide destination locations for premium class A motor coach owners, and help to promote the recreational lifestyle.

Business Changes

In March 2007, we completed the formation of a joint venture with International Truck and Engine Corporation (ITEC) for the purpose of manufacturing rear diesel chassis.  This joint venture, known as Custom Chassis Products LLC (CCP), enables us to take advantage of purchasing synergies, access engineering and design expertise from ITEC, and improve the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana.  Our ownership interest is 49%, and we are accounting for the activity of this operation using the equity method of accounting.

Based on the results of operations for the first quarter of 2008 and the decrease in sales, subsequent to the quarter end, we have undertaken cost reduction strategies within the Company in order to return to profitability.  The strategies include further reduction in production output, which has been ongoing, as well as reductions in our personnel across all departments.  We are also continuing to reduce manufacturing costs through purchasing initiatives and projects designed to further improve our manufacturing plant utilization costs.

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended March 29, 2008 Compared to Quarter ended March 31, 2007

The following table illustrates the results of consolidated operations for the quarters ended March 31, 2007 and March 29, 2008.  All dollar amounts are in thousands.

	Quarter Ended	%	Quarter Ended	%	$	%
	March 31, 2007	of Sales	March 29, 2008	of Sales	Change	Change
Net sales	$322,244	100.0%	$252,377	100.0%	$(69,867)	(21.7)%
Cost of sales	286,248	88.8%	236,571	93.7%	49,677	17.4%
Gross profit	35,996	11.2%	15,806	6.3%	(20,190)	(56.1)%
Selling, general, and administrative expenses	32,358	10.0%	28,636	11.4%	3,722	11.5%

Operating income (loss)	$3,638	1.2%	$(12,830)	(5.1)%	$(16,468)	(452.7)%

Motorized and Towable Recreational Vehicle Segments

The recreational vehicle (“RV”) market in the first quarter of 2008 continued to decline compared to the first quarter of 2007.  Fuel prices reached historical highs and consumer credit markets have deteriorated.  The market saw wholesale shipments of class A units decline 34% during the quarter compared to the same period last year.  We experienced a 21% decrease in class A sales to dealers in the same period.  The overall wholesale contraction in the RV market continues to put pressure on our business, though the class A wholesale market is projected by the RV Industry Association (“RVIA”) to decline by 19% for the full year 2008 compared to 2007.*  However, we believe the long-term potential of the RV market is still rooted in solid demographics.  This is most readily evidenced by the  so-called “baby boomer” generation, which as it ages will continue to expand our target market well into 2015 and should provide a consumer base that is enthusiastic to embrace the RV lifestyle.*

The motorized market has been significantly impacted by the current market conditions.  The tightening of the retail credit market is placing pressures on the retail customers and our dealers continue to be cautious in the amount of inventory they are willing to carry.  Consequently, we have been very diligent in monitoring the wholesale versus retail shipments of our products.  This has enabled us to manage our finished goods inventory levels.  The decline in wholesale shipments has created extreme pressure on our pricing to dealers.  This is a major factor in the decrease of our gross margins and partially offsets the improvements we have made in our plant efficiencies.  We continue to research ways to consolidate component manufacturing operations to improve our indirect costs of sales.  We expect that we will have more of these projects over the next several quarters.*

 Despite the current cyclical downturn in the motorized market, we continue to remain optimistic on the prospects for long-term growth in this sector, as the demographics for our customer base show a continuing increase in the number of new entrants into our targeted age bracket and economic group.*  We continue to be focused on developing new products to augment our business.  We will be  introducing a class C model built on a Sprinter chassis in the second quarter of 2008 and a Super C model in the later part of the third quarter.

The towable market has continued to slow down.  Wholesale shipments of towable recreational vehicles are down 17.3% in the first quarter of 2008 as compared to the same period in 2007.  However, the low-to-mid-priced products are performing better than the higher-end products.  We introduced in 2007 several new floorplans and new lightweight and inexpensive models to compete in this market sector.  We believe that these new offerings will enable us to compete more effectively in these more challenging market conditions. *

As in the case of our motorized production, we also have excess capacity at our towable facilities.  As a result, we consolidated the Elkhart towable production into our Wakarusa and Warsaw, Indiana production facilities during the fourth quarter of 2007.   This move will increase plant utilization in the remaining facilities and decrease indirect costs of sales.*

The recreational vehicle industry is extremely competitive, and retail customers have many choices available to them. To distinguish ourselves within the industry, we introduced our Franchise For The Future (FFTF) program for our motorized products in June of 2005. This program is designed to introduce the concept to our dealer partners that our specific brands have intrinsic values as a selling tool. To support this, and to encourage our dealers to participate in FFTF, we have worked with outside marketing consultants to develop brand signage, informational computer kiosks, and brand specific displays that are placed within our various independent dealer locations. In 2006, we followed this up with Monaco Financial Services (MFS). MFS is a branded financing program from General Electric Commercial Distribution Finance (GECDF) and General Electric Consumer Finance (GECF). Through MFS, our dealer partners earn rebates from GECDF and GECF for wholesale floorplanning and retail financing for customers. We believe that these concepts, along with other features designed to encourage our dealers to focus selling efforts on our various product offerings, will assist them in their sales efforts through the strength of improved brand identity. *

Motorhome Resort Segment

We have sold nearly all of our lots at the resorts in both Indio and Las Vegas.  We currently have 51 lots available between the two resorts.  First quarter sales were slower than the prior year.  Sales decreased due to having fewer lots available for sale as well as competition with resales of owner lots.  In addition, recent softening in overall real estate values have had an impact on the demand for resort lots.  Nevertheless, we remain confident that we will continue to sell the remaining lots in these two resorts.*  As part of our focus to continue the growth of this segment, we are currently developing a resort in Naples, Florida and have land to develop properties in La Quinta, California and in Bay Harbor, Michigan.  We expect some lots at the Naples, Florida and Bay Harbor, Michigan locations to be available for sale in the third quarter of 2008.*

Overall Company Performance in the First Quarter of 2008

First quarter net sales decreased 21.7% to $252.4 million compared to $322.2 million for the same period last year.  Gross diesel motorized sales were down 26.0%, gas motorized sales were up 32.3%, and towables were down 18.3%.  Diesel products accounted for 63.7% of our first quarter revenues while gas products were 12.1%, and towables were 24.2%.  Our overall unit sales were down 15.8% in the first quarter of 2008 to 4,843 units, with diesel motorized unit sales down 30.5% to 773 units, gas motorized unit sales up 22.7% to 427 units, and towable unit sales down 15.1% to 3,643 units.  Our total gross average unit selling price decreased to $53,000 from $55,800 in the same period last year, reflecting a shift in the mix of products sold.

Gross profit for the first quarter of 2008 decreased to $15.8 million, down from $36.0 million in the first quarter of 2007, and gross margin decreased from 11.2% in the first quarter of 2007 to 6.3% in the first quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	March 31, 2007	of Sales	March 29, 2008	of Sales	% of Sales
Direct materials	$196,944	61.1%	$161,018	63.8%	2.7%
Direct labor	32,041	9.9%	25,532	10.1%	0.2%
Warranty	9,883	3.1%	9,310	3.7%	0.6%
Other direct	16,900	5.2%	13,633	5.4%	0.2%
Indirect	30,480	9.5%	27,078	10.7%	1.2%

Total cost of sales	$286,248	88.8%	$236,571	93.7%	4.9%

•       Direct materials increases in 2008, as a percent of sales, were 2.7% or $6.8 million.  The increase was due partially to the impact of increased sales discounts, which resulted in direct material increases, as a percent of sales, by 0.8% or $1.9 million.  The remaining increase was due to change in mix of products sold.

•       Direct labor increases in 2008, as a percent of sales, were 0.2% or $505,000.  Direct labor decreased $262,000 due to the reclassification of chassis purchased from the CCP joint venture as the direct labor portion of these chassis are now included in direct materials.  Other costs more than offset this decrease, such as increased sales discounts, which resulted in direct labor increasing, as a percent of sales, by 0.1% or $302,000.  The remaining increase was due to change in mix of products sold.

•       Increases in warranty expense in 2008, as a percent of sales, were 0.6% or $1.5 million.  These increases were primarily due to an unusually large claim volume received in the first quarter for 2008 as dealers shortened their claims processing time.

•       Increases in other direct costs in 2008, as a percent of sales, were 0.2% or $505,000. This increase was primarily the result of higher out-of-policy warranty repairs.

•       Decreases in indirect costs in 2008 were $3.4 million.  These decreases were the result of improvements in efficiencies at our plants due to consolidation of component facilities, which occurred in the second half of 2007.

Selling, general, and administrative expenses (S,G,&A) decreased by $3.7 million in the first quarter of 2008 to $28.6 million compared to the first quarter of 2007 and increased as a percentage of sales from 10.0% in the first quarter of 2007 to 11.4% in the first quarter of 2008.  Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	March 31, 2007	of Sales	March 29, 2008	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$7,897	2.4%	$7,291	2.9%	0.5%
Selling expenses	9,846	3.1%	6,580	2.6%	(0.5)%
Settlement expense	3,911	1.2%	4,317	1.7%	0.5%
Marketing expenses	1,667	0.5%	2,175	0.9%	0.4%
Other	9,037	2.8%	8,273	3.3%	0.5%

Total S,G,&A expenses	$32,358	10.0%	$28,636	11.4%	1.4%

•       Decreases in salaries, bonus and benefit expenses in 2008 were $606,000.  This decrease was due to a decrease in management bonus expense of $1.0 million that was offset by an increase in long-term stock-based program expenses of $219,000, increases in salaries and benefit expenses of $216,000, and plus a net decrease of various other expenses.

•       Decreases in selling expenses in 2008 were $3.3 million. This decrease was due to lower costs for selling programs at our dealers’ lots of $3.0 million, lower selling costs for resort lots of $262,000, and a $265,000 reduction in sales commissions that were offset by increases in salaries and benefit expenses.

•       Settlement expense (litigation settlement expense) in 2008 increased by $406,000.  The total dollar increase was the result of increases in the number of litigation cases in 2008 compared to 2007.

•       Increases in marketing expenses in 2008 were $508,000.  These increases were the result of higher expenses associated with shows and rallies of $369,000 as well as increases in printed material costs and magazines of $139,000.

•       Decreases in other expenses in 2008 were $764,000.  This decrease was predominately a result of a reduction in resort lot participation accrual expense of $348,000, decrease in loss on sale of assets of $166,000, decrease in contract services of $203,000, offset by an increase in depreciation expense of $142,000. The remainder of the change was due to decreases in various other expenses.

Operating loss was $12.8 million, or 5.1% of sales, in the first quarter of 2008 compared to an operating income of $3.6 million, or 1.2% of sales, in the similar 2007 period.  The decrease in operating income was due predominantly to decreased sales, lower gross margins, and higher S,G&A costs as a percent of sales.

Net interest expense was $725,000 in the first quarter of 2008 (net of capitalized interest of $143,000) versus $967,000 in the comparable 2007 period, reflecting higher overall corporate borrowings during the first quarter of 2008 partially offset by lower interest rates as compared to the same period in 2007.

We reported a benefit from income taxes of $4.9 million, or an effective tax rate of 36.6%, in the first quarter of 2008, compared to a provision for income taxes of $1.0 million, or an effective tax rate of 40.2%, in the first quarter of 2007.  The income tax benefit in the first quarter of 2008 was due to the loss before income taxes, partially offset by a tax provision for permanent differences and an adjustment to a valuation allowance.

Net loss for the first quarter of 2008 was $8.5 million compared to net income of $1.5 million for the first quarter of 2007 due primarily to lower sales, lower gross margin and higher S,G&A expenses as a percentage of sales.

First  Quarter 2008 versus First Quarter 2007 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the quarters ended March 31, 2007 and March 29, 2008 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$
	March 31, 2007	of Sales	March 29, 2008	of Sales	Change	Change
Net sales	$245,548	100.0%	$194,737	100.0%	$(50,811)	(20.7)%
Cost of sales	219,061	89.2%	182,914	93.9%	36,147	16.5%
Gross profit	26,487	10.8%	11,823	6.1%	(14,664)	(55.4)%
Selling, general, and administrative expenses and corporate overhead	23,155	9.4%	20,443	10.5%	2,712	11.7%

Operating income (loss)	$3,332	1.4%	$(8,620)	(4.4)%	$(11,952)	(358.7)%

Total net sales for the MRV segment were down from $245.5 million in the first quarter of 2007 to $194.7 million in the first quarter of 2008.  Gross diesel motorized revenues were down 26.0% and gross gas motorized revenues were up 32.3%.  Diesel products accounted for 84.0% of the MRV segment’s first quarter of 2008 gross revenues while gas products were 16.0%.  The overall decrease in revenues is due to the decline in the motorized retail market, as well as the increase of gas motorized units sold in our overall MRV segment mix.  Our MRV segment unit sales were down 17.8% year over year from 1,460 units in the first quarter of 2007 to 1,200 units in the first quarter of 2008.  Diesel motorized unit sales were down 30.5% to 773 units and gas motorized unit sales were up 22.7% to 427 units.

Gross profit for the MRV segment for the first quarter of 2008 decreased to $11.8 million, down from $26.5 million in the first quarter of 2007, and gross margin decreased from 10.8% in the first quarter of 2007 to 6.1% in the first quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	March 31, 2007	of Sales	March 29, 2008	of Sales	% of Sales
Direct materials	$150,726	61.4%	$125,222	64.3%	2.9%
Direct labor	24,138	9.8%	19,007	9.8%	0.0%
Warranty	7,573	3.1%	7,242	3.7%	0.6%
Other direct	10,998	4.5%	9,432	4.8%	0.3%
Indirect	25,626	10.4%	22,011	11.3%	0.9%

Total cost of sales	$219,061	89.2%	$182,914	93.9%	4.7%

•  Direct materials increases in 2008, as a percent of sales, were 2.9% or $5.6 million.  The increase is due to the impact of increased sales discounts, which resulted in direct material increasing, as a percent of sales by, 0.6% or $1.1 million.  The remaining increase is due to the change in the product mix, as gross sales of gas motorized units, which have higher material usage rates, increased significantly for the MRV segment compared to the prior year.

•  Direct labor, as a percent of sales, was consistent with the prior year at 9.8%.  Direct labor decreased $262,000 due to the reclassification of chassis purchased from the CCP joint venture as the direct labor portion of these chassis are now included in direct materials.

•  Increase in warranty costs in 2008, as a percent of sales, were 0.6% or $1.2 million.  These increases were primarily due to an usually large claim volume received in the first quarter for 2008 as dealers shortened their claims processing time.

•  Increases in other direct costs in 2008, as a percent of sales, were 0.3% or $584,000. This change is due to an increase in out-of-warranty repairs of $389,000 and delivery expense of $389,000, offset by decreases in compensation and other employee related benefit costs of $196,000.

•  Decreases in indirect costs in 2008 were $3.6 million.   These decreases were the result of improvements in efficiencies at our plants as a result of consolidation of component facilities, and the impact of the joint venture operations as previously discussed.

S,G,&A expenses for the MRV segment increased, as a percent of sales, due to lower sales levels and increases in salaries and benefit expenses, settlement expense, and marketing expenses as a percentage of sales, partially offset by decreases in other S,G,&A expenses as a percentage of sales.

Operating income decreased due to lower sales, lower gross margins, and higher S,G,&A expenses as a percent of sales.

First Quarter 2008 versus First Quarter 2007 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV Segment for the quarters ended March 31, 2007 and March 29, 2008 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	March 31, 2007	of Sales	March 29, 2008	of Sales	Change	Change
Net sales	$69,480	100.0%	$55,208	100.0%	$(14,272)	(20.5)%
Cost of sales	64,753	93.2%	52,471	95.0%	12,282	19.0%
Gross profit	4,727	6.8%	2,737	5.0%	(1,990)	(42.1)%
Selling, general, and administrative expenses and corporate overhead	6,372	9.2%	6,200	11.3%	172	2.7%

Operating loss	$(1,645)	(2.4)%	$(3,463)	(6.3)%	$(1,818)	(110.5)%

Total net sales for the TRV segment were down from $69.5 million in the first quarter of 2007 to $55.2 million in the first quarter of 2008.  This decrease is mostly due to softer market conditions in the towable sector, as well as to decreases in market share for some of our products.  The Company’s unit sales were down 15.1% to 3,643 units.  Average unit selling price decreased to $17,100 in the first quarter of 2008 from $17,800 in the same period last year.

Gross profit for the first quarter of 2008 decreased to $2.7 million, down from $4.7 million in the first quarter of 2007, and gross margin decreased from 6.8% in the first quarter of 2007 to 5.0% in the first quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	March 31, 2007	of Sales	March 29, 2008	of Sales	% of Sales
Direct materials	$44,070	63.4%	$34,707	62.9%	(0.5)%
Direct labor	7,693	11.1%	6,488	11.7%	0.6%
Warranty	2,310	3.3%	2,068	3.7%	0.4%
Other direct	5,875	8.5%	4,197	7.6%	(0.9)%
Indirect	4,805	6.9%	5,011	9.1%	2.2%

Total cost of sales	$64,753	93.2%	$52,471	95.0%	1.8%

•  Direct material decreases in 2008, as a percent of sales, were 0.5% or $276,000. The decrease is the result of the change in product mix to units with lower material usage rates.  This was partially offset by an increase in sales discounts, which increased direct material, as a percent of sales, by 1.5% or $855,000.

•  Direct labor increases in 2008, as a percent of sales, were 0.6% or $331,000. The increase was due to the impact of increased sales discounts, which resulted in direct labor increasing, as a percent of sales, by 0.2% or $105,000.

•  Warranty expense increases in 2008, as a percent of sales, were 0.4% or $221,000.  The remaining decrease of $463,000 was due to lower sales volumes.

•  Decreases in other direct costs, as a percent of sales, were 0.9% or $497,000.  This decrease was the result of improvements in delivery expenses.

•  Increases in indirect costs in 2008 of $206,000 were due to increases in the variable portion of costs relative to the reduction in sales.

S,G,&,A expenses for the TRV segment increased, as a percent of sales, due to lower sales levels and increased salaries and benefit expenses, selling expenses, and other S,G,&A expenses as a percentage of sales.

Operating loss increased due to lower gross margins and higher S,G,&A expenses as a percent of sales.

First Quarter 2008 versus First Quarter 2007 for the Motorhome Resort Segment

The following table illustrates the results of the Motorhome Resort Segment (MR segment) for the quarters ended March 31, 2007 and March 29, 2008 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	March 31, 2007	of Sales	March 29, 2008	of Sales	Change	Change
Net sales	$7,216	100.0%	$2,432	100.0%	$(4,784)	(66.3)%
Cost of sales	2,434	33.7%	1,186	48.8%	1,248	51.3%
Gross profit	4,782	66.3%	1,246	51.2%	(3,536)	(73.9)%
Selling, general, and administrative expenses and corporate overhead	2,831	39.3%	1,994	82.0%	837	29.6%

Operating income (loss)	$1,951	27.0%	$(748)	(30.8)%	$(2,699)	(138.3)%

Net sales decreased 66.3% to $2.4 million compared to $7.2 million for the same period last year.  The decrease is due in part to fewer lots available for sale in the first quarter of 2008 as the Indio, California and Las Vegas, Nevada resorts are near the end of the sales cycle.  As our inventories of available lots shrink, there is greater competition within the Company’s own resorts from owners’ resales.  We are currently developing resorts in Naples, Florida and in Bay Harbor, Michigan.  Both locations should have lots available for sale in the third quarter of 2008.  In addition, recent softening in overall real estate values and the declining sales in the RV market have had an impact on the demand for resort lots.  The Company still expects that while sales may remain slower than expected, the need for luxury resort locations within the industry will remain strong.*

Gross profit for the MR segment decreased to 51.2% of sales in the first quarter of 2008 compared to 66.3% of sales in the same period last year.  The gross margin decrease was due to the addition of some amenities to certain lots designed to enhance the appeal of the resorts and demand for lots, but this also resulted in a higher increase in the cost of sales.  In addition, discounts were given on other lots.

S,G,&A expenses increased, as a percentage of sales, due to lower sales that were not entirely offset by a reduction in total S,G,&A.

Operating income decreased due to lower sales, a decrease in gross margin, and higher S,G,&A as a percent of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first quarter of 2008, the Company used cash of $24.2 million for operating activities and had a net cash balance of $8.1 million at March 29, 2008. The Company used $1.7 million of cash from the net loss offset by non-cash expenses such as depreciation, amortization, and stock based compensation. Major uses of cash flows for operating activities include an increase of $2.9 million in inventories, an increase of $2.8 million in land held for development, a decrease of $14.4 million in trade accounts payable, an increase in income tax receivable of $8.7 million, and a decrease in accrued expenses and other liabilities of $9.7 million.  The major source of cash was from a decrease of $15.6 million in trade accounts receivable. The increase in inventories was from an increase in finished goods due to a decline in sales in the first quarter of 2008 that was not entirely anticipated.  The increase in land held for development is due to the purchase of the Bay Harbor, Michigan property for resort development in March 2008.  The decrease in trade accounts payable relates to the decline in purchases of raw materials towards the end of the quarter.  As the quarter progressed, production output was reduced and raw materials that had built up towards the beginning of the quarter were used.  The increase in income tax receivable is due to the net loss recognized in the first quarter of 2008.  The decrease in accrued expenses and other liabilities is associated primarily with decreases of accruals for management bonus earned in 2007, payroll and employee benefits, promotions and advertising, and various miscellaneous accruals.  The decrease in trade accounts receivable is due to the decline in sales experienced in the first quarter of 2008 as compared to the fourth quarter of 2007 and increases in collections.

The Company’s credit facilities consist of a revolving line of credit (the “Line of Credit”) of up to $105.0 million and a term loan (“Term Debt”).  As of March 29, 2008, there was $31.6 million outstanding under the Line of Credit and $27.1 million outstanding on the Term Debt.  At the election of the Company, the credit facilities bear interest at rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Line of Credit at varying rates, determined by the Company’s leverage ratio.  The amounts outstanding under the Line of Credit are due and payable in full on November 17, 2009 and interest is paid monthly.  The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  The credit facilities are collateralized by all of the assets of the Company.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting. The cash balance at March 29, 2008 is the cash maintained in the R-Vision bank accounts held with different financial institutions and thus not combined with the Company’s net book overdraft balance.

The credit facilities require the Company to maintain a maximum leverage ratio, minimum current ratio, minimum debt service coverage ratio, and minimum tangible net worth.  The Company was in violation of its required leverage ratio and debt service coverage ratio as of March 29, 2008.  The Company has obtained an agreement from its lenders, dated April 23, 2008, to waive the covenant violations as of March 29, 2008.  However, management expects that the Company will also violate these covenants for the next several quarters.  Accordingly, the Company has reclassified its long-term debt and related debt issue costs from non-current to current as of March 29, 2008.

Under the waiver agreement, the Company has agreed to provide the lenders an updated business plan by May 9, 2008.  Management believes it will be able to successfully negotiate revised financial covenants  with its lenders at levels that are attainable by the Company based on its updated business plan.  However, there can be no assurance that an agreement will be reached.  If an agreement cannot be reached or if an agreement is reached but the Company nevertheless violates the revised covenants, the Company could experience severe liquidity problems unless the lenders were to agree to additional waivers, forbearance, or restructuring of the debt or unless the Company can refinance the debt.  Failure to obtain such agreement or to refinance the debt would have a material adverse effect on the Company.

Unamortized debt issue costs related to the credit facilities are $423,000 as of March 29, 2008.  If the Company’s current credit facility is refinanced in a transaction required to be accounted for as an extinguishment or the outstanding balance is demanded by the lender, unamortized debt issue costs at the demand or refinancing date would be required to be expensed in the period of refinancing or demand.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At March 29, 2008, the Company had working capital of approximately $107.9 million, a decrease of $4.2 million from working capital of $112.0 million at December 29, 2007. The Company has been using short-term credit facilities and operating cash flow to finance its capital expenditures.

Subject to resolving covenant issues previously described, the Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.* The Company’s capital expenditures were $637,000 in the first quarter of 2008, which included costs related to additions of automated machinery in many of its production facilities, upgrades to its information systems infrastructure, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2008 will be approximately $7 to $8 million, which includes expenditures to purchase additional machinery and equipment in both the Company’s Coburg, Oregon and Wakarusa, Indiana facilities, as well as upgrades to existing information systems infrastructures.* The Company may require additional equity or debt financing to address working capital and facilities expansion needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. The Company may also from time to time seek to acquire businesses that would complement the Company’s current business, and any such acquisition could require additional financing. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer defaults on its credit facility from the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 15 months. At March 29, 2008, approximately $552.5 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 4.6% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During the first quarter of 2008, the losses associated with the exercise of repurchase agreements were approximately $126,000. Dealers for the Company undergo a credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an ongoing basis. We closely monitor sales to dealers that are a higher credit risk. The repurchase period is limited, usually up to a maximum of 15 months. We believe these activities help to minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as incentive for the dealer to take the repurchased inventory.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 29, 2008, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, we incur certain contractual obligations and commitments that will require future cash payments. The following tables summarize the significant obligations and commitments (in thousands).

	PAYMENTS DUE BY PERIOD
Contractual Obligations	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-Term Debt (1)	$27,143	$500	$0	$0	$27,643
Operating Leases (2)	2,307	4,205	3,100	930	10,542

Total Contractual Cash Obligations	$29,450	$4,705	$3,100	$930	$38,185

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (3)	$0	$31,592	$0	$0	$31,592
Guarantees (4)	0	0	10,930	0	10,930
Repurchase Obligations (5)	413,796	138,669	0	0	552,465

Total Commitments	$413,796	$170,261	$10,930	$0	$594,987

(1)	See Notes 5 and 6 to the Condensed Consolidated Financial Statements.
(2)	Various leases including manufacturing facilities, aircraft, and machinery and equipment.
(3)	See Note 5 to the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at March 29, 2008.
(4)	Guarantees related to aircraft operating lease.
(5)	Reflects obligations under manufacturer repurchase commitments. See Note 12 to the Condensed Consolidated Financial Statements.

INFLATION

During 2007 and to a lesser extent in the first quarter of 2008, the Company experienced increases in the prices of certain commodity items that we use in manufacturing our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  While price increases for these raw materials are not necessarily indicative of widespread inflationary trends, they had an impact on the Company’s production costs.  To date, the Company has been successful in passing along most of these increases by increasing the selling prices of its products.  However, there is no certainty that the Company will be able to pass these along successfully in the future.  The current trend in these prices, if it continues, could have a materially adverse impact on the Company’s business going forward.

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

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

FAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value, and expands fair value measurement disclosure.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2.  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The provisions of FASB No. 157 were adopted as of December 30, 2007, including the provisions of FSP 157-1.  The adoption of the statement had no impact on our consolidated financial position, results of operations or cash flows.

FAS 159

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of FASB No. 159 were adopted as of December 30, 2007.  We did not elect the Fair Value Option for any of our financial assets or liabilities, and therefore, the adoption of the statement had no impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

No material change since December 29, 2007.

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

WE MAY EXPERIENCE UNANTICIPATED FLUCTUATIONS IN OUR OPERATING RESULTS FOR A VARIETY OF REASONS    Our net sales, gross margin, and operating results may fluctuate significantly from period to period due to a number of factors, many of which are not readily predictable. These factors include the following:

•              Factors affecting the recreational vehicle industry as a whole, including economic and seasonal factors, such as fuel prices, interest rates and credit availability.

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

Our recreational vehicle resort properties are also impacted by the overall recreational vehicle industry.  In addition, our real estate investments in the resort properties are subject to the impacts of lending challenges and general market declines in the real estate market.    As a result, we may experience delays in developing and selling our resorts.  These delays may result in losses that could materially affect our results of operations and financial condition.

WE MAY EXPERIENCE A DECREASE IN SALES OF OUR PRODUCTS DUE TO AN INCREASE IN THE PRICE OR A DECREASE IN THE SUPPLY OF FUEL   An interruption in the supply, or significant continued increases in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could significantly affect our business. Diesel fuel and gasoline have, at various times in the past, been either expensive or difficult to obtain.

IF WE ARE UNABLE TO RENEGOTIATE THE FINANCIAL COVENANTS IN OUR CREDIT FACILITY OR ARE UNABLE TO COMPLY WITH THE RENEGOTIATED FINANCIAL COVENANTS, OUR OUTSTANDING DEBT COULD BECOME IMMEDIATELY PAYABLE   As of March 29, 2008, we had $31.6 million outstanding under our $105 million line of credit and $27.1 million outstanding on our term loan.  As of March 29, 2008, we were in violation of certain of the financial covenants under this credit facility.  We obtained an agreement from our lenders to waive the covenant violations as of March 29, 2008; however, we expect that we will also violate these covenants for the next several quarters unless we are able to renegotiate them with our lenders.  There can be no assurance that an agreement to revise these covenants will be reached and the current uncertainty in the credit markets may make renegotiation more difficult.  If an agreement cannot be reached or if an agreement is reached but the Company nevertheless violates the revised covenants, we could experience severe liquidity problems unless our lenders were to agree to additional waivers, forbearance, or restructuring of the debt or unless we can refinance the debt with other lenders.  Failure to renegotiate and comply with our financial covenants or any subsequent failure to obtain waivers or to refinance our debt would have a material adverse effect on our business, results of operations, and financial condition.

THE EXPECTED BENEFITS OF THE JOINT VENTURE, CCP, MAY NOT BE REALIZED   During the first quarter of 2007, we completed the formation of a joint venture (CCP) with International Truck and Engine Corporation (ITEC) for the purpose of manufacturing diesel chassis.  The process of establishing the operations of the joint venture may result in unforeseen operating difficulties and may require a significant amount of management’s attention that would otherwise be focused on the ongoing development of our business.  The anticipated advantages of the joint venture, which are purchasing synergies, access to engineering and design expertise from ITEC, and improvement of the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana, may not be realized.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES   Although our products were offered by over 700 dealerships located primarily in the United States and Canada as of March 29, 2008, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For the quarter ended March 29, 2008, sales to one dealer, Lazy Days RV Center, accounted for 9.0% of total sales compared to 10.3% of sales in the same period ended last year.  For quarters ended March 31, 2007 and March 29, 2008,  sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 35.4% and 32.8% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER   As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer defaults on its credit facility with its lender. Obligations under these agreements vary from period to period, but totaled approximately $552.5 million as of March 29, 2008, with approximately 4.6% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK   We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of March 29, 2008, total trade receivables were $72.6 million, with approximately $67.2 million, or 92.6% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $5.4 million of trade receivables were concentrated all with one dealer. For resort lot customers, funds are required at the time of closing.

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

WE MAY EXPERIENCE UNEXPECTED PROBLEMS AND EXPENSES ASSOCIATED WITH OUR ENTERPRISE RESOURCE PLANNING SYSTEM (ERP) IMPLEMENTATION   During 2006, we began utilizing a portion of the capabilities of the ERP system involving customer service, parts, and warranty.  The next major implementation of modules within the system will be occurring subsequent to fiscal year 2008 and will be subject to certain risks including the following:

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table sets forth information concerning the number of Common Shares repurchased under our publicly announced program since the beginning of fiscal 2008:

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Program	Program*

January 3 through 9, 2008	313,400	$9.03	313,400	254,860,880
Quarter ending March 29, 2008	313,400	$9.03	313,400	254,860,880

* The number of shares is based upon the remaining funds available under the program times the market price of Common Stock at March 29, 2008.

ITEM 6.  Exhibits

10.6.4

Waiver Agreement and Fourth Amendment to Third Amended and Restated Credit Agreement dated April 23, 2008, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, each of the Lenders and US Bank National Association, as the Administrative Lender.

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

MONACO COACH CORPORATION

Dated: May 8, 2008	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)

EXHIBITS INDEX

Exhibit
Number	Description of Document

10.6.4

Waiver Agreement and Fourth Amendment to Third Amended and Restated Credit Agreement dated April 23, 2008, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, each of the Lenders and US Bank National Association, as the Administrative Lender.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.