Form 10-Q
period 2008-06-28
MONACO COACH CORP /DE/
filed 2008-08-07
CIK 910619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 28, 2008

or

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

The number of shares outstanding of common stock, $.01 par value, as of June 28, 2008: 29,816,938

MONACO COACH CORPORATION

FORM 10-Q

June 28, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

	December 29,	June 28,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash	$6,282	$1,340
Trade receivables, net	88,170	69,114
Inventories, net	158,236	178,343
Resort lot inventory	8,838	23,485
Prepaid expenses	5,142	5,001
Income taxes receivable	0	7,857
Debt issuance costs, net	0	542
Deferred income taxes	37,608	33,704
Total current assets	304,276	319,386

Property, plant, and equipment, net	144,291	136,956
Land held for development	24,321	16,300
Investment in joint venture	4,059	4,605
Debt issuance costs, net	498	0
Goodwill	86,323	86,323

Total assets	$563,768	$563,570

LIABILITIES
Current liabilities:
Book overdraft	$1,601	$2,884
Current portion of long-term debt	5,714	26,214
Line of credit	0	53,815
Income taxes payable	3,726	0
Accounts payable	82,833	77,001
Product liability reserve	14,625	15,195
Product warranty reserve	35,171	31,015
Accrued expenses and other liabilities	48,609	37,126
Total current liabilities	192,279	243,250

Long-term debt, less current portion	23,357	0
Deferred income taxes	21,506	15,640
Deferred revenue	683	583
Total liabilities	237,825	259,473

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,989,534 and 29,816,938 issued and outstanding, respectively	300	298
Additional paid-in capital	69,514	71,500
Retained earnings	256,129	232,299
Total stockholders’ equity	325,943	304,097

Total liabilities and stockholders’ equity	$563,768	$563,570

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited: in thousands of dollars, except share and per share data)

	Quarter Ended		Six Months Ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008

Net sales	$335,319	$201,886	$657,563	$454,264
Cost of sales	298,721	192,714	584,969	429,285
Gross profit	36,598	9,172	72,594	24,979

Selling, general, and administrative expenses	27,866	22,256	60,223	50,893
Impairment of assets	0	1,966	0	1,966
Operating income (loss)	8,732	(15,050)	12,371	(27,880)

Other income, net	379	499	492	586
Interest expense	(947)	(924)	(1,914)	(1,648)
Income (loss) from investment in joint venture	(699)	420	(977)	546
Income (loss) before income taxes	7,465	(15,055)	9,972	(28,396)

Provision for (benefit from) income taxes	3,001	(5,354)	4,009	(10,239)
Net income (loss)	$4,464	$(9,701)	$5,963	$(18,157)

Earnings (loss) per common share:
Basic	$0.15	$(0.33)	$0.20	$(0.61)
Diluted	$0.15	$(0.33)	$0.20	$(0.61)

Weighted-average common shares outstanding:
Basic	29,946,436	29,816,877	29,888,068	29,781,678
Diluted	30,370,432	29,816,877	30,387,879	29,781,678

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands of dollars)

	Six Months Ended
	June 30,	June 28,
	2007	2008

Increase (Decrease) in Cash:

Cash flows from operating activities:
Net income	$5,963	$(18,157)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sale of assets	(111)	87
Depreciation and amortization	7,068	6,909
Deferred income taxes	(2,232)	(1,961)
Stock-based compensation expense	2,484	2,834
Net income (loss) from joint venture	977	(546)
Impairment of assets	0	1,966
Changes in working capital accounts:
Trade receivables, net	(30,002)	19,056
Inventories	3,993	(20,107)
Resort lot inventory	846	(3,789)
Prepaid expenses	738	142
Income taxes receivable	9,097	(11,584)
Land held for development	(8,021)	(2,836)
Accounts payable	25,358	(5,832)
Product liability reserve	69	570
Product warranty reserve	2,048	(4,156)
Accrued expenses and other liabilities	5,717	(11,848)
Deferred revenue	(100)	(100)
Discontinued operations	(18)	0
Net cash provided by (used in) operating activities	23,874	(49,352)

Cash flows from investing activities:
Additions to property, plant, and equipment	(2,669)	(1,551)
Investment in joint venture	(366)	0
Proceeds from sale of assets	505	85
Net cash used in investing activities	(2,530)	(1,466)

Cash flows from financing activities:
Book overdraft	(16,626)	1,283
Advance (payments) on lines of credit, net	(2,036)	53,815
Payments on long-term notes payable	(2,857)	(2,857)
Debt issuance costs	(193)	(236)
Dividends paid	(3,597)	(3,599)
Issuance of common stock	1,078	651
Repurchase of common stock	0	(2,829)
Tax effect of stock-based award activity	136	(352)
Net cash (used in) provided by financing activities	(24,095)	45,876

Net change in cash	(2,751)	(4,942)
Cash at beginning of period	4,984	6,282

Cash at end of period	$2,233	$1,340

See accompanying notes.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the financial position of the Company as of December 29, 2007 and June 28, 2008, and the results of its operations for the quarters and six months ended June 30, 2007 and June 28, 2008 and its cash flows for the six months ended June 30, 2007 and June 28, 2008.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The consolidated statement of income for the six months ended June 28, 2008 is not necessarily indicative of the results to be expected for the full year.  The balance sheet data as of December 29, 2007 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 29, 2007, nor does it include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 29, 2007.

2.     Impairment of Assets

In October 2007, the Company ceased operations of towable products at a facility located in Elkhart, Indiana.  The manufacturing of these products was relocated to plants in Wakarusa and Warsaw, Indiana.  The property was listed for either sale or lease and continues to be marketed as such.  Management assessed the fair value of the property at December 29, 2007 based on projected cash flows generated from a lease transaction and determined there was no impairment.  Based on the decline of the real estate market during 2008, management has reassessed the fair value of the property as of June 28, 2008 and the Company has recognized an asset impairment charge of $2.0 million in the second quarter of 2008.  The fair value was determined based on appraisals performed in 2007 and in May 2008.  The impairment charge is reported under the Towable Recreational Vehicle segment.

3.     Inventory Valuation

Pursuant to FAS No. 151, “Inventory Costs”, overhead costs related to excess manufacturing capacity have been expensed, resulting in an $1.5 million charge to the second quarter of 2008 cost of sales.

4.     Inventories, net

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 29,	June 28,
	2007	2008
	(in thousands)

Raw materials	$79,640	$79,069
Work-in-process	54,760	51,285
Finished units	33,241	55,219
Raw material reserves	(9,405)	(7,230)

	$158,236	$178,343

5.     Land Held for Development

On March 19, 2008, the Company acquired 25 acres of land near Bay Harbor, Michigan for cash of $2.8 million.  The Company is developing the parcel into a motorhome resort with approximately 130 total lots, some of which are expected to be available for sale to the public in the third quarter of 2008.

6.     Credit Facilities

The Company’s credit facilities consist of a revolving line of credit (the “Line of Credit”) of up to $105.0 million and a term loan (“Term Debt”).  As of June 28, 2008, there was $53.8 million outstanding under the Line of Credit and $25.7 million outstanding on the Term Debt.  At the election of the Company, the credit facilities bear interest at rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Line of Credit at varying rates, determined by the Company’s leverage ratio.  The amounts outstanding under the Line of Credit are due and payable in full on November 17, 2009 and interest is paid monthly.  The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010. At June 28, 2008, the weighted-average interest rate on the Revolving Loan and the Term Debt was 5.9% and 5.8%, respectively.  The credit facilities are collateralized by all of the assets of the Company.  The Company also has four stand-by letters of credit outstanding totaling $3.8 million as of June 28, 2008.

The credit facilities require the Company to maintain a maximum leverage ratio, minimum current ratio, minimum debt service coverage ratio, and minimum tangible net worth.  The Company was in violation of its required leverage ratio, debt service coverage ratio, and tangible net worth covenant as of June 28, 2008.  The Company has obtained an agreement from its lenders, dated July 29, 2008, to waive the covenant violations as of June 28, 2008.  However, management expects that the Company will also violate these covenants for the next several quarters.  Accordingly, the Company has reclassified its long-term debt and related debt issue costs from non-current to current as of June 28, 2008.

The Company has a signed commitment letter dated July 29, 2008 with Bank of America that contemplates a new three-year syndicated $100 million senior credit facility (the “Senior Credit Facility”) with Bank of America acting as the administrative agent.  The commitment letter is subject to a number of conditions, including the negotiation and execution of a definitive credit agreement.  One of the conditions requires $40 million of unused available borrowings under the Senior Credit Facility at the closing date.  In order to meet this requirement, the Company is seeking approximately $30 to $40 million in subordinated debt financing.

There can be no assurance that a definitive agreement for the Senior Credit Facility will be reached or that our current lenders will agree to additional waivers, forbearance, or restructuring of the current debt.  Under such circumstances, the Company could experience severe liquidity problems resulting in a material adverse effect on our business, results of operations and financial condition. In addition, in the event of an uncurable default of our credit facilities, our current debt could become immediately payable and we could be forced to seek more costly financing.

Unamortized debt issue costs related to the credit facilities were $542,000 as of June 28, 2008.  If the current credit facility is refinanced, we expect that the transaction would be accounted for as an extinguishment, requiring unamortized debt issue costs at the refinancing date to be required to be expensed in the period of refinancing.

7.     Income Taxes

As of June 28, 2008, the Company’s total unrecognized tax benefits were $745,000 and all of these benefits, if recognized, would positively affect the Company’s effective tax rate.  The Company also had accrued interest related to these unrecognized tax benefits of $134,000 as of June 28, 2008.  The total amount of unrecognized federal and state tax benefits is uncertain due to the subjectivity in the measurement of certain deductions claimed for United States income tax purposes and certain state income tax apportionment matters.

As of June 28, 2008, the Company’s income tax returns that remain subject to examination are tax years 2004 through 2006 for U.S. federal income tax and tax years 2003 through 2006 for major state income tax returns.  The statute of limitations for U.S. federal income taxes and some state income taxes for the 2003 and 2004 tax years will expire during the third and fourth quarters of 2008.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     Income Taxes, continued

Unrecognized tax benefits are expected to decrease during fiscal 2008 by approximately $100,000 due to the expiration of federal and state statutes of limitations for the 2004 tax year.

Due to the loss before income taxes of $28.4 million in the six months ended June 28, 2008, management assessed the need to record a valuation allowance for the deferred tax assets.  It was determined no valuation allowance was necessary at this time.  The Company is implementing initiatives to return to profitability, including the restructuring plan discussed in Note 13.  The need for an allowance will be reassessed during the remainder of fiscal 2008.  If the Company does not return to profitability or there is not evidence that indicates we will in the near future, it may be necessary to record a valuation allowance.

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

	Quarter Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Basic
Issued and outstanding shares (weighted-average)	29,946,436	29,816,877	29,888,068	29,781,678

Effect of Dilutive Securities
Stock-based awards	423,996	—	499,811	—

Diluted	30,370,432	29,816,877	30,387,879	29,781,678

	Quarter Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Cash dividends per common share	$0.06	$0.06	$0.12	$0.12
Cash dividends paid (in thousands)	$1,797	$1,789	$3,597	$3,599

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

10.   Stock-Based Award Plans

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) – 2007, a non-employee 1993 Director Stock Plan (the “Director Plan”), and an amended and restated 1993 Stock Plan (the “Stock Plan”).  The Purchase Plan was approved by the Board of Directors in 2007 and stockholder approval was obtained at the May 14, 2008 Annual Meeting of Stockholders.  The compensation expense recognized in the quarters ended June 30, 2007 and June 28, 2008 for the plans was $657,514 and $697,740, respectively ($2.5 million and $2.8 million for the first six months of 2007 and 2008, respectively).  A detailed description of all the plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Restricted Stock Units

During the quarter ended June 28, 2008, there were no grants of restricted stock units (RSU’s) under the Stock Plan.  In addition, no RSU’s from previously granted awards vested during the same period.  The compensation expense recognized for RSU’s in the second quarter of 2007 and 2008 was $372,551 and $356,261, respectively ($1.4 million and $1.6 million for the first six months of 2007 and 2008, respectively).

Performance Share Awards

During the quarter ended June 28, 2008, there were no grants of performance share awards (PSA’s) under the Stock Plan.  In addition, no PSA’s from a previous award vested during the same period.  A portion of the PSA’s require achievement of performance based on Return on Net Assets-adjusted (RONA) compared to a group of peer companies.  The Company reassesses at each reporting date whether achievement of this performance condition is probable.  The assessment at June 28, 2008 indicates it is not probable the RONA goal will be met for any of the outstanding grants.  Thus, the previously recognized compensation expense of $274,100 was reversed.  The net amount recognized for PSA’s during the quarter ended June 28, 2008 was a credit of $45,174 ($275,423 of compensation expense in the quarter ended June 30, 2007).  The amount recognized for PSA’s in the first six months of 2007 and 2008 was $1.0 million and $695,239, respectively.

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.       Segment Reporting

The following table provides the results of operations of the three segments of the Company for the quarters and six months ended June 30, 2007 and June 28, 2008, respectively.  All dollars are in thousands.

	Quarter Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Motorized Recreational Vehicle Segment

Net sales	$250,662	$148,571	$496,210	$343,308
Cost of sales	224,403	142,912	443,464	325,826
Gross profit	26,259	5,659	52,746	17,482

Selling, general, and administrative expenses and corporate overhead	20,035	15,672	43,189	36,116

Operating income (loss)	$6,224	$(10,013)	$9,557	$(18,634)

Towable Recreational Vehicle Segment

Net sales	$80,968	$53,060	$150,448	$108,268
Cost of sales	72,686	49,663	137,439	102,134
Gross profit	8,282	3,397	13,009	6,134

Selling, general, and administrative expenses and corporate overhead	5,862	6,151	12,234	12,351
Impairment of assets	0	1,966	0	1,966

Operating income (loss)	$2,420	$(4,720)	$775	$(8,183)

Motorhome Resorts Segment

Net sales	$3,689	$255	$10,905	$2,688
Cost of sales	1,632	139	4,066	1,325
Gross profit	2,057	116	6,839	1,363

Selling, general, and administrative expenses and corporate overhead	1,969	433	4,800	2,426

Operating income (loss)	$88	$(317)	$2,039	$(1,063)

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.       Segment Reporting, continued

	Quarter Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Reconciliation to Net Income

Operating income (loss):
Motorized recreational vehicle segment	$6,224	$(10,013)	$9,557	$(18,634)
Towable recreational vehicle segment	2,420	(4,720)	775	(8,183)
Motorhome resorts segment	88	(317)	2,039	(1,063)
Total operating income (loss)	8,732	(15,050)	12,371	(27,880)

Other income, net	379	499	492	586
Interest expense	(947)	(924)	(1,914)	(1,648)
Income (loss) from investment in joint venture	(699)	420	(977)	546
Income (loss) before income taxes	7,465	(15,055)	9,972	(28,396)

Provision for (benefit from) income taxes	3,001	(5,354)	4,009	(10,239)

Net income (loss)	$4,464	$(9,701)	$5,963	$(18,157)

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

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.       Commitments and Contingencies, continued

The amount subject to contingent repurchase obligations arising from these agreements at June 28, 2008 is approximately $487.9 million, with approximately 4.9% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company, including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $362,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.

Product Liability

The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company has from time to time been subject to product liability claims.  To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available up to a maximum amount of $100.0 million for each occurrence, as well as in the aggregate.  There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable.  Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage could have a material adverse effect on the Company’s business, results of operations, and financial condition.   The following table discloses significant changes in the product liability reserve:

	Quarter Ended
	June 30,	June 28,
	2007	2008
	(in thousands)

Beginning balance	$16,509	$15,489
Expense	2,580	3,505
Payments/adjustments	(3,256)	(3,799)

Ending balance	$15,833	$15,195

MONACO COACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.       Commitments and Contingencies, continued

Product Warranty

Estimated warranty costs are provided for at the time of sale of products with warranties covering the products for up to one year from the date of retail sale (five years for the front and sidewall frame structure, and three years on the Roadmaster chassis).  These estimates are based on historical average repair costs, as well as other reasonable assumptions deemed appropriate by management.  The Company refined the estimate of units still under warranty and the improved data resulted in a one-time reduction to the product warranty reserve of $2.8 million in the quarter ended June 28, 2008.  The following table discloses significant changes in the product warranty reserve:

	Quarter Ended
	June 30,	June 28,
	2007	2008
	(in thousands)

Beginning balance	$33,547	$34,252
Expense	11,463	7,583
Payments/adjustments	(8,884)	(10,820)

Ending balance	$36,126	$31,015

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

The Company settled a dispute with the prior owners of the Indio, California  and Las Vegas, Nevada motorcoach resorts related to a profit sharing agreement.  As a result of the settlement, the Company recorded a reduction to the resort lot participation accrual expense of $1.2 million in the second quarter of 2008.

13.  Subsequent Events

On July 16, 2008, the Company announced plans to relocate all service and production operations in Wakarusa, Elkhart and Nappanee, Indiana and to permanently cease operations at these locations.  Production of the majority of the motorized units currently manufactured in these locations will be relocated to our Coburg, Oregon operations.  Production of the Company’s remaining motorized models, together with production of the towable units, will be relocated to our plants in Warsaw, Indiana.  The shutdown is scheduled to begin on approximately September 17, 2008 and is expected to be substantially completed by September 30, 2008.

The Company anticipates recording a one-time charge in the third quarter of 2008 totaling approximately $7.5 million.  All of the charges represent cash expenditures, which are expected to be paid during the third and fourth quarters of 2008.  The estimate does not include charges for property impairment or contract termination fees and penalties as these amounts are not determinable at the present time.

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

Motorized and Towable Recreational Vehicle Segment Products

Our products range in suggested retail price from $45,000 to $700,000 for motor coaches and from $11,000 to $70,000 for towables. Based upon retail registrations for the first five months of 2008, we believe we had a 26.0% share of the market for diesel Class A motor coaches, a 8.1% share of the market for gas Class A motor coaches, a 17.4% share of the market for all Class A motor coaches, a 3.0% share of the market for Class C motor coaches, a 4.3% share of the market for travel trailers and a 2.5% share of the market for fifth wheel towables.

The recreational vehicle (“RV”) market in the second quarter of 2008 continued to decline compared to the second quarter of 2007.  Record fuel prices and shrinking consumer credit markets continue to dampen consumer demand.  The market saw wholesale shipments of Class A units decline 50.6% during the quarter compared to the same period last year.  We experienced a 42.2% decrease in Class A sales to dealers in the second quarter of 2008 compared to the same period last year.  The overall wholesale contraction in the RV market continues to put pressure on our business, and the Class A wholesale market is projected by the RV Industry Association (“RVIA”) to decline by 14% for the full year 2008 compared to 2007.*  However, we believe the long-term potential of the RV market is still rooted in solid demographics.  This is most readily evidenced by the  so-called “baby boomer” generation, which as it ages will continue to expand our target market well into 2015 and should provide a consumer base that is enthusiastic to embrace the RV lifestyle.*

The motorized market has been significantly impacted by the current market conditions.  The tightening of the retail credit market is placing pressures on the retail customers and our dealers continue to be cautious in the amount of inventory they are willing to carry.  Consequently, we have been very diligent in monitoring the wholesale versus retail shipments of our products.  The decline in wholesale demand has exerted extreme pressure on our pricing to dealers.  This is a major factor in the decrease of our gross margins and partially offsets the improvements we have made in our plant efficiencies.

The towable market has also cooled.  Wholesale shipments of towable recreational vehicles were down 18.5% in the second quarter of 2008 as compared to the same period in 2007.  In 2007 we introduced several new floorplans and new lightweight and inexpensive models to compete in this market sector.  We believe that these new offerings will enable us to compete more effectively in these more challenging market conditions. *

As in the case of our motorized production, we also have excess capacity at our towable facilities.  As a result, we consolidated the Elkhart towable production into our Wakarusa and Warsaw, Indiana production facilities during the fourth quarter of 2007.  As the market has declined since then, we announced in July 2008, that we will be ceasing all operations in Wakarusa, Elkhart and Nappanee, Indiana.  The operations will be relocated to our facilities in Coburg, Oregon and Warsaw, Indiana.  The shutdown of our operations in Wakarusa, Elkhart and Nappanee, Indiana is expected to be substantially completed by September 30, 2008.  We anticipate that this move will increase plant utilization in the remaining facilities and decrease indirect costs of sales.*

Motorhome Resort Segment

In addition to the manufacturing of premium recreational vehicles, the Company owns and operates two motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, and Indio, California.  The development of motorhome resorts located in Naples, Florida and Bay Harbor, Michigan are nearing completion.  We expect some lots at the Bay Harbor, Michigan location to be available for sale in the third quarter of 2008 and lots at the Naples, Florida location to be available for sale in the fourth quarter of 2008.*  The Company also has land to develop a property in La Quinta, California.  The Resorts offer sales of individual lots to owners, and also offer common interests in the amenities at each resort. Lot prices for remaining unsold lots at the two developed resorts range from $114,900 to $329,900. Amenities at the Resorts include:  club house facilities, tennis, swimming, and golf. The Resorts provide destination locations for premium Class A motor coach owners, and help to promote the recreational lifestyle.

Business Changes

In March 2007, we completed the formation of a joint venture with Navistar, Inc. (NAV) for the purpose of manufacturing rear diesel chassis.  This joint venture, known as Custom Chassis Products LLC (CCP), enables us to take advantage of purchasing synergies, access engineering and design expertise from NAV, and improve the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana.  Our ownership interest is 49%, and we are accounting for the activity of this operation using the equity method of accounting.

In October 2007, the Company ceased operations of towable products at a facility located in Elkhart, Indiana.  The manufacturing of these products was relocated to our plants in Wakarusa and Warsaw, Indiana.  The property was listed for either sale or lease and continues to be marketed as such.  Management assessed the fair value of the property at December 29, 2007 based on projected cash flows generated from a lease transaction and determined there was no impairment.  Based on the decline of the real estate market during 2008, management has reassessed the fair value of the property as of June 28, 2008 and the Company has recognized an asset impairment charge of $2.0 million in the second quarter of 2008.  The fair value was determined based on appraisals performed in 2007 and in May 2008.  The impairment charge is reported under the Towable Recreational Vehicle segment.

On July 17, 2008, the Company announced and the closure of its production and service center operations in Wakarusa, Elkhart and Nappanee, Indiana.  Production of the majority of the motorized units currently manufactured in these locations will be relocated to our Coburg, Oregon operations.  Production of the remaining motorized units, together with production of towable units, will be relocated to our Warsaw, Indiana location.  The shut down is scheduled to begin on approximately September 17, 2008 and is expected to be substantially completed by September 30, 2008.

Approximately 1,400 hourly and salaried employees will be impacted by the shutdown, representing 33% of the Company’s total workforce.  The Company will continue to maintain a significant presence in the northern Indiana area with approximately 700 employees at its operations in Warsaw, Milford and Goshen, Indiana.

The decision to reduce operations was made in light of continued deteriorating market conditions for the RV industry.  In recent quarters, in order to align production with retail demand, the Company has reduced production by taking days and weeks off.  The closure of the Company’s two production facilities in Indiana is expected to decrease the Company’s Class A motorized production capacity from approximately 180 units per week to 90.*

The Company anticipates recording a one-time charge in the third quarter of 2008 totaling approximately $7.5 million.*  This charge is expected to include (i) $2.0 million to $2.5 million for expenses associated with the closure of the facilities; (ii) approximately $4.5 million to $5.1 million for personnel related costs, including severance benefits, transfer bonuses, and relocation assistance costs;  and (iii) approximately $0.6 million to $0.9 million of charges for the physical relocation of inventory and equipment.  All of these charges represent cash expenditures which are expected to be paid during the third and fourth quarters of 2008.  The estimate does not include charges for property impairment or contract termination fees and penalties as these amounts are not determinable at the present time. We expect these changes to provide a benefit from savings in the amount of $12.0 million on a quarterly basis.*

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended June 28, 2008 Compared to Quarter ended June 30, 2007

The following table illustrates the results of consolidated operations for the quarters ended June 30, 2007 and June 28, 2008.  All dollar amounts are in thousands.

	Quarter Ended	%	Quarter Ended	%	$	%
	June 30, 2007	of Sales	June 28, 2008	of Sales	Change	Change
Net sales	$335,319	100.0%	$201,886	100.0%	$(133,433)	(39.8)%
Cost of sales	298,721	89.1%	192,714	95.5%	106,007	35.5%
Gross profit	36,598	10.9%	9,172	4.5%	(27,426)	(74.9)%
Selling, general, and administrative expenses	27,866	8.3%	22,256	11.0%	5,610	20.1%
Impairment of assets	0	0.0%	1,966	1.0%	(1,966)	(100.0)%
Operating income (loss)	$8,732	2.6%	$(15,050)	(7.5)%	$(23,782)	(272.4)%

Overall Company Performance in the Second Quarter of 2008

Second quarter net sales decreased 39.8% to $201.9 million compared to $335.3 million for the same period last year.  Gross diesel motorized sales were down 45.3%, gas motorized sales were down 1.7%, and towables were down 32.9%.  Diesel products accounted for 58.0% of our second quarter revenues while gas products were 13.4%, and towables were 28.6%.  Our overall unit sales were down 27.7% in the second quarter of 2008 to 4,865 units, with diesel motorized unit sales down 50.7% to 540 units, gas motorized unit sales down 10.0% to 380 units, and towable unit sales down 24.3% to 3,945 units.  Our total gross average unit selling price decreased to $42,700 from $50,100 in the same period last year, reflecting a shift in the mix of products sold.

Gross profit for the second quarter of 2008 decreased to $9.2 million, down from $36.6 million in the second quarter of 2007, and gross margin decreased from 10.9% in the second quarter of 2007 to 4.5% in the second quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	June 30, 2007	of Sales	June 28, 2008	of Sales	% of Sales
Direct materials	$210,495	62.8%	$128,514	63.7%	0.9%
Direct labor	32,583	9.7%	20,818	10.3%	0.6%
Warranty	11,463	3.4%	7,583	3.8%	0.4%
Other direct	16,345	4.9%	12,116	6.0%	1.1%
Indirect	27,835	8.3%	23,683	11.7%	3.4%
Total cost of sales	$298,721	89.1%	$192,714	95.5%	6.4%

•       Direct materials increases in 2008, as a percent of sales, were 0.9% or $1.8 million.  The increase was due mainly to the impact of increased sales discounts, which caused direct material, as a percent of sales, to increase by 1.3% or $2.8 million.  The negative impact of discounts on direct material, as a percent of sales, was offset by decreases in material costs due to initiatives the Company has implemented during the last twelve months to improve efficiencies in production plants and obtain better raw materials pricing.

•       Direct labor increases in 2008, as a percent of sales, were 0.6% or $1.2 million. The increase was partially due to the impact of increased sales discounts, which resulted in direct labor, as a percent of sales, to increase by 0.2% or $432,000.  The remaining increase was due to changes in the mix of products sold as gas motorized and towable products were a larger portion of the sales.

•       Increases in warranty expense in 2008, as a percent of sales, were 0.4% or $808,000.  The Company refined the estimate of units still under warranty and the improved data resulted in a one-time reduction to the product warranty reserve of $2.8 million, which offset higher claim volumes in the quarter.

•       Increases in other direct costs in 2008, as a percent of sales, were 1.1% or $2.2 million. This increase was the result of higher compensation and other employee related benefit costs of $808,000, out-of-policy warranty repairs of $808,000, and delivery freight expense of $606,000.

•       Decreases in indirect costs in 2008 were $4.1 million.  These decreases were partially the result of consolidation of component facilities and consolidation of a towable production line and a motorized production line into one facility in late 2007.  In addition, these decreases were due to the decline in the volume of units produced, which decreased indirect variable costs.  The decreases were partially offset by a charge in 2008 of $1.5 million related fixed to overhead costs not absorbed, on a percent of sales basis, in certain production facilities as plant utilization dropped below historical normal capacity levels.

Selling, general, and administrative expenses (S,G,&A) decreased by $5.6 million in the second quarter of 2008 to $22.3 million compared to the second quarter of 2007 and increased as a percentage of sales from 8.3% in the second quarter of 2007 to 11.0% in the second quarter of 2008.  Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	June 30, 2007	of Sales	June 28, 2008	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$6,836	2.0%	$4,769	2.4%	0.4%
Selling expenses	8,162	2.4%	5,336	2.6%	0.2%
Settlement expense	2,580	0.8%	3,505	1.7%	0.9%
Marketing expenses	1,998	0.6%	2,650	1.3%	0.7%
Other	8,290	2.5%	5,996	3.0%	0.5%
Total S,G,&A expenses	$27,866	8.3%	$22,256	11.0%	2.7%

•       Decreases in salaries, bonus and benefit expenses in 2008 were $2.1 million. This decrease was due to reductions in management bonus expense of $1.5 million and in wages and benefits of $569,000.

•       Decreases in selling expenses in 2008 were $2.8 million. This decrease was due to lower costs for selling programs at our dealers’ lots of $2.3 million, lower selling costs for resort lots of $180,000, and a $307,000 reduction in sales commissions as a result of reduced sales.  The decrease in selling programs included a reduction to accruals of $3.9 million related to modifications made to the terms of the Company’s sales and promotion programs, offset by an increase of $1.6 million to the accruals related to the current quarter sales.

•       Settlement expense (litigation settlement expense) in 2008 increased by $925,000.  The total dollar increase was the result of increases in the number of litigation cases in 2008 compared to 2007.

•       Increases in marketing expenses in 2008 were $652,000.  These increases were the result of higher expenses associated with advertising costs of $513,000 and an increase in shows and rallies expenses of $130,000.

•       Decreases in other expenses in 2008 were $2.3 million.  This decrease was predominately the result of reductions in resort lot participation accrual expense of $1.2 million, contract services of $894,000, and rental expenses of $334,000, offset by an increase in depreciation expense of $108,000. The decrease of the resort lot participation accrual expense was a result of the Company reaching a settlement related to a profit sharing agreement with the prior owners of the Indio, California and Las Vegas, Nevada resorts.  The remainder of the change was due to decreases in various other expenses.

In October 2007 the Company ceased operations at a production facility in Elkhart, Indiana.  The towable products previously produced at this location were relocated to facilities in Wakarusa and Warsaw, Indiana.  Based on the declining real estate market in the second quarter of 2008, the Company reassessed the fair market value of the building and determined it was appropriate to recognize an impairment charge of $2.0 million on the facility.

The operating loss was $15.1 million, or 7.5% of sales, in the second quarter of 2008 compared to an operating income of $8.7 million, or 2.6% of sales, in the same 2007 period.  The decrease in operating income was due predominantly to decreased sales, lower gross margins, higher S,G,&A costs as a percent of sales, and the asset impairment charge.

Net interest expense was $924,000 in the second quarter of 2008 (net of capitalized interest of $217,000) versus $947,000 in the comparable 2007 period, reflecting higher overall corporate borrowings during the second quarter of 2008 partially offset by lower interest rates as compared to the same period in 2007.

We reported a benefit from income taxes of $5.4 million, or an effective tax rate of 35.6%, in the second quarter of 2008, compared to a provision for income taxes of $3.0 million, or an effective tax rate of 40.2%, in the second quarter of 2007.  The income tax benefit in 2008 was due to the loss before income taxes and a one time tax benefit related to the reduction of the resort lot participation accrual as a result of the settlement with the prior owners of the properties.  The tax benefit was partially offset by an adjustment to a valuation allowance for state tax credits expected to expire before being used.

Net loss for the second quarter of 2008 was $9.7 million compared to net income of $4.5 million for the second quarter of 2007 due primarily to lower sales, lower gross margin, higher S,G,&A expenses as a percentage of sales, and the asset impairment charge.

Second Quarter 2008 versus Second Quarter 2007 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the quarters ended June 30, 2007 and June 28, 2008 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	June 30, 2007	of Sales	June 28, 2008	of Sales	Change	Change
Net sales	$250,662	100.0%	$148,571	100.0%	$(102,091)	(40.7)%
Cost of sales	224,403	89.5%	142,912	96.2%	81,491	36.3%
Gross profit	26,259	10.5%	5,659	3.8%	(20,600)	(78.5)%
Selling, general, and administrative expenses and corporate overhead	20,035	8.0%	15,672	10.6%	4,363	21.8%
Operating income (loss)	$6,224	2.5%	$(10,013)	(6.8)%	$(16,237)	(260.9)%

Total net sales for the MRV segment were down from $250.7 million in the second quarter of 2007 to $148.6 million in the second quarter of 2008.  Gross diesel motorized revenues were down 45.3% and gross gas motorized revenues were down 1.7%.  Diesel products accounted for 81.2% of the MRV segment’s second quarter of 2008 gross revenues while gas products were 18.8%.  The overall decrease in revenues was due to the decline in the motorized retail market, as well as the increase of gas motorized units sold in our overall MRV segment mix.  Our MRV segment unit sales were down 39.4% year over year from 1,518 units in the second quarter of 2007 to 920 units in the second quarter of 2008.  Diesel motorized unit sales were down 50.7% to 540 units and gas motorized unit sales were down 10.0% to 380 units.

Gross profit for the MRV segment for the second quarter of 2008 decreased to $5.7 million, down from $26.3 million in the second quarter of 2007, and gross margin decreased from 10.5% in the second quarter of 2007 to 3.8% in the second quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	June 30, 2007	of Sales	June 28, 2008	of Sales	% of Sales
Direct materials	$159,149	63.5%	$95,851	64.5%	1.0%
Direct labor	23,233	9.3%	14,560	9.8%	0.5%
Warranty	8,599	3.4%	5,301	3.6%	0.2%
Other direct	10,320	4.1%	8,210	5.5%	1.4%
Indirect	23,102	9.2%	18,990	12.8%	3.6%
Total cost of sales	$224,403	89.5%	$142,912	96.2%	6.7%

•       Direct materials increases in 2008, as a percent of sales, were 1.0% or $1.5 million.  The increase was due to the impact of increased sales discounts, which caused direct material, as a percent of sales, to increase by 1.4% or $2.0 million.  The negative impact of discounts on direct material, as a percent of sales, was offset by decreases in material costs due to initiatives the Company has implemented during the last twelve months to obtain better raw materials pricing.

•       Direct labor increases in 2008, as a percent of sales, were 0.5%, or $743,000.  The increase is partially due to the impact of increased sales discounts, which resulted in direct labor increasing, as a percent of sales, by 0.2% or $252,000. The remaining increase is due to a change in the product mix of sales as gas motorized products were a larger portion of the segment sales.

•       Increase in warranty expense in 2008, as a percent of sales, was 0.2% or $297,000.  The Company refined the estimate of units still under warranty and the improved data resulted in a one-time reduction to the product warranty reserve of $2.8 million, which offset higher claim volumes in the quarter.

•       Increases in other direct costs in 2008, as a percent of sales, were 1.4% or $2.1 million. This change was due to an increase in out-of-warranty repairs of $743,000, compensation and other employee related benefit costs of $594,000 and delivery expense of $743,000.

•       Decreases in indirect costs in 2008 were $4.1 million. These decreases were partially the result of consolidation of component facilities and consolidation of a towable production line and a motorized production line into one facility in late 2007.  In addition, these decreases were due to the decline in the volume of units produced, which decreased indirect variable costs.  The decreases were partially offset by a charge in 2008 of $1.4 million related to fixed overhead costs not absorbed, on a percent of sales basis, in certain production facilities as plant utilization dropped below historical normal capacity levels.

S,G,&A expenses for the MRV segment increased, as a percent of sales, due to lower sales levels and increases in salaries and benefit expenses, settlement expense, marketing expenses, and other S,G,&A expenses as a percentage of sales, partially offset by decreases in selling expenses as a percentage of sales.  The decrease in selling expenses includes a reduction to accruals of $3.9 million related to modifications made to the terms of the Company’s sales and promotion programs.

The operating loss was due to lower sales, lower gross margins, and higher S,G,&A expenses as a percent of sales.

Second Quarter 2008 versus Second Quarter 2007 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV Segment for the quarters ended June 30, 2007 and June 28, 2008 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	June 30, 2007	of Sales	June 28, 2008	of Sales	Change	Change
Net sales	$80,968	100.0%	$53,060	100.0%	$(27,908)	(34.5)%
Cost of sales	72,686	89.8%	49,663	93.6%	23,023	31.7%
Gross profit	8,282	10.2%	3,397	6.4%	(4,885)	(59.0)%
Selling, general, and administrative expenses and corporate overhead	5,862	7.2%	6,151	11.6%	(289)	(4.9)%
Impairment of assets	0	0.0%	1,966	3.7%	(1,966)	(100.0)%
Operating income (loss)	$2,420	3.0%	$(4,720)	(8.9)%	$(7,140)	(295.0)%

Total net sales for the TRV segment were down from $81.0 million in the second quarter of 2007 to $53.1 million in the second quarter of 2008.  This decrease is due to softer market conditions in the towable sector.  The Company’s unit sales were down 24.3% to 3,945 units.  Average unit selling price decreased to $15,100 in the second quarter of 2008 from $17,000 in the same period last year.

Gross profit for the second quarter of 2008 decreased to $3.4 million, down from $8.3 million in the second quarter of 2007, and gross margin decreased from 10.2% in the second quarter of 2007 to 6.4% in the second quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	Change in
	June 30, 2007	of Sales	June 28, 2008	of Sales	% of Sales
Direct materials	$49,910	61.7%	$32,595	61.4%	(0.3)%
Direct labor	9,307	11.5%	6,229	11.7%	0.2%
Warranty	2,864	3.5%	2,282	4.3%	0.8%
Other direct	6,020	7.4%	3,904	7.4%	0.0%
Indirect	4,585	5.7%	4,653	8.8%	3.1%
Total cost of sales	$72,686	89.8%	$49,663	93.6%	3.8%

•       Direct material decreases in 2008, as a percent of sales, were 0.3% or $159,000. The decrease was the result of the change in product mix to units with lower material usage rates.  This was partially offset by an increase in sales discounts, which caused direct material, as a percent of sales, to increase by 1.3% or $635,000.

•       Direct labor increases in 2008, as a percent of sales, were 0.2% or $106,000. The increase was due to the impact of increased sales discounts, which resulted in direct labor, as a percent of sales, to increase by 0.2% or $103,000.

•       Warranty expense increases in 2008, as a percent of sales, were 0.8% or $424,000.  The remaining decrease of $1.0 million was due to lower sales volumes.

•       Other direct costs, as a percent of sales, were consistent with the prior year at 7.4%.

•       Increases in indirect costs in 2008 of $68,000 were partially due to a charge of $125,000 related fixed overhead costs not absorbed, as a percent of sales basis, in certain production facilities as plant utilization dropped below historically normal levels.

S,G,&A expenses for the TRV segment increased, as a percent of sales, due to lower sales levels and increased selling expenses, and other S,G,&A expenses as a percentage of sales, partially offset by decreases in salaries and benefit expenses as a percent of sales.

In October 2007 the Company ceased operations at a production facility in Elkhart, Indiana.  The towable products previously produced at this location were relocated to facilities in Wakarusa and Warsaw, Indiana.  Based on the declining real estate market in the second quarter of 2008, the Company reassessed the fair market value of the building and determined it was appropriate to recognize an impairment charge of $2.0 million on the facility.

The operating loss was due to lower sales, lower gross margins, higher S,G,&A expenses in total dollars and as a percent of sales, and the asset impairment charge.

Second Quarter 2008 versus Second Quarter 2007 for the Motorhome Resort Segment

The following table illustrates the results of the Motorhome Resort Segment (MR segment) for the quarters ended June 30, 2007 and June 28, 2008 (dollars in thousands):

	Quarter Ended	%	Quarter Ended	%	$	%
	June 30, 2007	of Sales	June 28, 2008	of Sales	Change	Change
Net sales	$3,689	100.0%	$255	100.0%	$(3,434)	(93.1)%
Cost of sales	1,632	44.2%	139	54.5%	1,493	91.5%
Gross profit	2,057	55.8%	116	45.5%	(1,941)	(94.4)%
Selling, general, and administrative expenses and corporate overhead	1,969	53.4%	433	169.8%	1,536	78.0%
Operating income (loss)	$88	2.4%	$(317)	(124.3)%	$(405)	(460.2)%

Net sales decreased 93.1% to $255,000 compared to $3.7 million for the same period last year.  The decline in overall real estate values and the declining sales in the RV market have had an impact on the demand for resort lots.  The decrease was also due to fewer lots available for sale in the second quarter of 2008 as the Indio, California and Las Vegas, Nevada resorts are near the end of the sales cycle.  As our inventories of available lots shrink, there is greater competition within the Company’s own resorts from owner resales.  We are currently developing resorts in Naples, Florida and in Bay Harbor, Michigan.  The Bay Harbor location should have lots available for sale in the third quarter of 2008 and the Naples location should have lots available for sale in the fourth quarter of 2008.  The Company still expects that while sales may remain slower than expected, the need for luxury resort locations within the industry will remain strong.*

Gross profit for the MR segment decreased to 45.5% of sales in the second quarter of 2008 compared to 55.8% of sales in the same period last year.  The gross margin decrease was due increased discounts given on the lots.

S,G,&A expenses increased, as a percentage of sales, due to lower sales that were not entirely offset by a reduction in total S,G,&A expenses.  The expenses included a reduction of $1.2 million to the resort lot participation accrual expense as the result of the Company reaching a settlement related to a profit sharing agreement with the prior owners of the Indio, California and Las Vegas, Nevada resorts.  The operating loss was due to lower lot sales volumes, a decrease in gross margins, and an increase in S,G&A expenses as a percentage of sales.

Six Months Ended June 28, 2008 Compared to Six Months ended June 30, 2007

The following table illustrates the results of consolidated operations for the six months ended June 30, 2007 and June 28, 2008 (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	$	%
	June 30, 2007	of Sales	June 28, 2008	of Sales	Change	Change
Net sales	$657,563	100.0%	$454,264	100.0%	$(203,299)	(30.9)%
Cost of sales	584,969	88.9%	429,285	94.5%	155,684	26.6%
Gross profit	72,594	11.1%	24,979	5.5%	(47,615)	(65.6)%
Selling, general, and administrative expenses	60,223	9.2%	50,893	11.2%	9,330	15.5%
Impairment of assets	0	0.0%	1,966	0.4%	(1,966)	(100.0)%
Operating income (loss)	$12,371	1.9%	$(27,880)	(6.1)%	$(40,251)	(325.4)%

Consolidated sales for the six months ended June 28, 2008 were $454.3 million versus $657.6 million, representing a 30.9% decrease.  This decrease was due to the continued decline in the recreational vehicle retail market and a decrease in motorhome resort lot sales.  The resort revenues were lower due to the declining real estate market, as well as due to shrinking inventories of available lots and competition within the Company’s own resorts from owner resales in 2008.

Gross profit for the first six months of 2008 decreased to $25.0 million, down from $72.6 million in the same period of 2007 and gross margins decreased from 11.1% in 2007 to 5.5% in 2008.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	Change in
	June 30, 2007	of Sales	June 28, 2008	of Sales	% of Sales
Direct materials	$407,439	62.0%	$289,532	63.7%	1.7%
Direct labor	64,624	9.8%	46,350	10.2%	0.4%
Warranty	21,346	3.2%	16,894	3.7%	0.5%
Other direct	33,245	5.0%	25,749	5.7%	0.7%
Indirect	58,315	8.9%	50,760	11.2%	2.3%
Total cost of sales	$584,969	88.9%	$429,285	94.5%	5.6%

•       Direct materials increases in 2008, as a percent of sales, were 1.7% or $7.7 million.  The increase was due to the impact of increased sales discounts, which caused direct material, as a percent of sales, to increase by 1.1% or $4.5 million.  The remaining increase was due to a change in the product mix, as gross sales of gas motorized units, which have higher material usage rates, were a larger portion of sales.

•       Direct labor increases in 2008, as a percent of sales, were 0.4% or $1.8 million.  Direct labor decreased in total dollars by $262,000 due to the chassis now being purchased from the CCP joint venture as the direct labor portion of the chassis are included in direct materials versus direct labor.  Excluding the impact of the joint venture, the increase was also due to the impact of increased sales discounts, which resulted in direct labor, as a percent of sales, to increase by 0.2% or $787,000.  The remaining increase was due to a change in the product mix of sales.

•       Increases in warranty expense in 2008, as a percent of sales, were 0.5% or $2.2 million.  The Company refined the estimate of units still under warranty and the improved data resulted in a one-time reduction to the product warranty reserve of $2.8 million, which offset higher claim volumes in the first six months of 2008.

•       Increases in other direct costs in 2008, as a percent of sales, were 0.7% or $3.2 million. This change was the result of increases in out-of-warranty repairs of $1.4 million, compensation and other employee related benefit costs of $909,000 and delivery expenses of $909,000.

•       Decreases in indirect costs in 2008 were $7.6 million.  These decreases were partially the result of consolidation of component facilities and consolidation of a towable production line and a motorized production line into one facility in late 2007.  In addition, these decreases were due to the decline in the volume of units produced, which decreased indirect variable costs.  The decreases were partially offset by a charge in 2008 of $1.5 million related to fixed overhead costs not absorbed, on a percent of sales basis, in certain production facilities as plant utilization dropped below historical normal capacity levels.

S,G,&A expenses decreased by $9.3 million to $50.9 million for the first six months of 2008, but increased as a percentage of sales from 9.2% in 2007 to 11.2% in 2008. Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	Change in
	June 30, 2007	of Sales	June 28, 2008	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$14,733	2.2%	$11,981	2.6%	0.4%
Selling expenses	18,006	2.8%	12,152	2.7%	(0.1)%
Settlement expense	6,491	1.0%	7,823	1.7%	0.7%
Marketing expenses	3,666	0.6%	4,669	1.0%	0.4%
Other	17,327	2.6%	14,268	3.2%	0.6%
Total S,G,&A expenses	$60,223	9.2%	$50,893	11.2%	2.0%

•       Decreases in salaries, bonus and benefit expenses in 2008 were $2.8 million. This decrease was due to a reduction in management bonus expense of $2.5 million and wages and other benefits of $522,000, offset by an increase in long-term incentive stock-based program expenses of $308,000.

•       Decreases in selling expenses in 2008 were $5.9 million. This decrease was due to lower costs for selling programs at our resort properties of $442,000, higher wages and other benefits of $297,000, lower sales commissions of $572,000 due to reduced sales, and lower costs of $5.1 million related to selling programs.   The decrease in selling program expenses includes a reduction to accruals of $3.9 million related to modifications made to the terms of the Company’s sales and promotion programs.

•       Settlement expense (litigation settlement expense) in 2008 increased by $1.3 million. The total dollar increase was the result of increases in the number of litigation cases in 2008 versus 2007 as well as increases in the amounts reserved for certain pending litigation.

•       Increases in marketing expenses in 2008 were $1.0 million.  These increases were mostly the result of higher expenses associated with shows and rallies of $498,000, advertising and promotions of $358,000 and magazines of $114,000.

•       Decreases in other expenses in 2008 were $3.1 million.  This decrease was predominately due to reductions in contract services expense of $1.1 million and resort lot participation accrual of $1.2 million. The decrease of the resort lot participation accrual expense as a result of the Company reaching a settlement related to a profit sharing agreement with the prior owners of the Indio, California and Las Vegas, Nevada resorts.  The remainder of the change was due to decreases in various other expenses.

In October 2007 the Company ceased operations at a production facility in Elkhart, Indiana.  The towable products previously produced at this location were relocated to facilities in Wakarusa and Warsaw, Indiana.  Based on the declining real estate market in the second quarter of 2008, the Company reassessed the fair market value of the building and determined it was appropriate to recognize an impairment charge of $2.0 million on the facility.

The operating loss was $27.9 million, or 6.1% of sales, for the first six months of 2008 compared to operating income of $12.4 million, or 1.9% of sales, in the similar 2007 period.  The operating loss was due to the reduction in sales, lower gross margins, higher and S,G,&A expenses as a percentage of sales, and the asset impairment charge.

Net interest expense was $1.6 million for the first six months of 2008 (net of capitalized interest of $361,000) versus $1.9 million in the comparable 2007 period, reflecting higher overall corporate borrowings during the first six months of 2008, partially offset by lower interest rates as compared to the same period in 2007.

We reported a benefit from income taxes of $10.2 million, or an effective tax rate of 36.1% for the first six months of 2008, compared to a provision for income taxes of $4.0 million, or an effective tax rate of 40.2% for the comparable 2007 period.  The income tax benefit in 2008 was due to the loss before income taxes and a one time tax benefit related to the reduction of the resort lot participation accrual as a result of the settlement with the prior owners of the properties. The tax benefit was partially offset by an adjustment to a valuation allowance for state tax credits expected to expire before being used.

Net loss for the first six months of 2008 was $18.2 million compared to net income of $6.0 million for the comparable period in 2007 due to a reduction in sales, lower operating margin, an increase in S,G,&A expenses as a percentage of sales, and the asset impairment charge.

First Six Months of 2008 versus First Six Months of 2007 for the Motorized Recreational Vehicle Segment

The following table illustrates the results of the MRV segment for the six month period ended June 30, 2007 and June 28, 2008 (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	$	%
	June 30, 2007	of Sales	June 28, 2008	of Sales	Change	Change
Net sales	$496,210	100.0%	$343,308	100.0%	$(152,902)	(30.8)%
Cost of sales	443,464	89.4%	325,826	94.9%	117,638	26.5%
Gross profit	52,746	10.6%	17,482	5.1%	(35,264)	(66.9)%
Selling, general, and administrative expenses and corporate overhead	43,189	8.7%	36,116	10.5%	7,073	16.4%
Operating income (loss)	$9,557	1.9%	$(18,634)	(5.4)%	$(28,191)	(295.0)%

Net sales for the MRV segment were down from $496.2 million in the first six months of 2007 to $343.3 million in the first six months of 2008.  Gross diesel motorized revenues were down 35.6%, and gas motorized revenues were up 13.8%.  Diesel products accounted for 82.8% of the MRV segment revenues while gas products were 17.2%.  The overall decrease in revenues reflects a decline in the motorized retail market, as well as the increase of gas motorized units sold in our overall MRV segment mix.  Our overall MRV segment unit sales were down 28.8% in the first six months of 2008 to 2,120 units, with diesel motorized unit sales down 40.5% to 1,313 units, and gas motorized unit sales up 4.8% to 807 units.  Our average unit selling price decreased to $161,700 for the first six months of 2008 from $165,500 in the same period last year.

Gross profit for the first six months of 2008 decreased to $17.5 million, down from $52.7 million in 2007, and gross margin decreased from 10.6% in the first six months of 2007 to 5.1% in the first six months of 2008.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	Change in
	June 30, 2007	of Sales	June 28, 2008	of Sales	% of Sales
Direct materials	$309,875	62.4%	$221,073	64.4%	2.0%
Direct labor	47,371	9.6%	33,567	9.8%	0.2%
Warranty	16,172	3.3%	12,544	3.7%	0.4%
Other direct	21,317	4.3%	17,642	5.1%	0.8%
Indirect	48,729	9.8%	41,000	11.9%	2.1%
Total cost of sales	$443,464	89.4%	$325,826	94.9%	5.5%

•       Direct materials increases in 2008, as a percent of sales, were 2.0% or $6.9 million. The increase was due to the impact of increased sales discounts, which caused direct materials, as a percent of sales, to increase by 0.9% or $3.3 million.  The remaining increase of $3.6 million was due to a change in the product mix, as gross sales of gas motorized units, which have higher material usage rates, were a larger portion of the overall MRV segment sales mix.

•       Direct labor increases in 2008, as a percent of sales, were 0.2% or $687,000. Direct labor decreased in total dollars by $262,000 due to the chassis now being purchased from the CCP joint venture as the direct labor portion of these chassis are included in direct materials versus direct labor.  Excluding the impact of the joint venture, the increase was also due to the impact of increased sales discounts, which resulted in direct labor, as a percent of sales, to increase by 0.1% or $478,000.  The remaining increase was due to a change in the product mix of sales as gas motorized products were a larger portion of the segment mix.

•       Increases in warranty expense in 2008, as a percent of sales, were 0.4% or $1.4 million.  The Company refined the estimate of units still under warranty and the improved data resulted in a one-time reduction to the product warranty reserve of $2.8 million, which offset higher claim volumes in the first six months of 2008.

•       Increases in other direct costs in 2008, as a percent of sales, were 0.8% or $2.7 million. This change was due to increases in out-of-warranty repairs of $1.0 million, delivery expenses of $1.4 million, and compensation and other employee related benefit costs of $343,000.

•       Decreases in indirect costs in 2008 were $7.7 million.  These decreases were partially the result of consolidation of component facilities and consolidation of a towable production line and a motorized production line into one facility in late 2007.  In addition, these decreases were due to the decline in the volume of units produced, which decreased indirect variable costs.  The decreases were partially offset by a charge in 2008 of $1.4 million related fixed overhead costs not absorbed, on a percent of sales basis, in certain production facilities as plant utilization dropped below historical normal capacity levels.

S,G,&A expenses for the MRV segment increased, as a percent of sales, due to lower sales levels and increases in salaries and benefit expenses, settlement expense, marketing expenses, and other S,G,&A expenses as a percentage of sales, partially offset by decreases in selling expenses as a percentage of sales.  The decrease in selling expenses includes a reduction to accruals of $3.9 million related to modifications made to the terms of the Company’s sales and promotion programs.

The operating loss was due to lower sales and gross profit, and higher S,G,&A expenses as a percent of sales.

First Six Months of 2008 versus First Six Months of 2007 for the Towable Recreational Vehicle Segment

The following table illustrates the results of the TRV segment for the six months ended June 30, 2007 and June 28, 2008 (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	$	%
	June 30, 2007	of Sales	June 28, 2008	of Sales	Change	Change
Net sales	$150,448	100.0%	$108,268	100.0%	$(42,180)	(28.0)%
Cost of sales	137,439	91.4%	102,134	94.3%	35,305	25.7%
Gross profit	13,009	8.6%	6,134	5.7%	(6,875)	(52.9)%
Selling, general, and administrative expenses and corporate overhead	12,234	8.1%	12,351	11.4%	(117)	(1.0)%
Impairment of assets	0	0.0%	1,966	1.8%	(1,966)	(100.0)%
Operating income (loss)	$775	0.5%	$(8,183)	(7.5)%	$(8,958)	(1,155.9)%

Net sales for the TRV segment were down from $150.4 million in the first six months of 2007 to $108.3 million in the first six months of 2008.  The decrease is due to softer market conditions in the towable sector.  The Company’s unit sales were down 20.1% to 7,588 units.  The average unit selling price decreased to $16,000 in the first six months of 2008 from $17,300 in the same period last year.

Gross profit for the first six months of 2008 decreased to $6.1 million, down from $13.0 million in 2007, and gross margin decreased from 8.6% in the first six months of 2007 to 5.7% in the first six months of 2008.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	Change in
	June 30, 2007	of Sales	June 28, 2008	of Sales	% of Sales
Direct materials	$93,979	62.5%	$67,302	62.2%	(0.3)%
Direct labor	17,001	11.3%	12,717	11.7%	0.4%
Warranty	5,174	3.4%	4,350	4.0%	0.6%
Other direct	11,895	7.9%	8,101	7.5%	(0.4)%
Indirect	9,390	6.3%	9,664	8.9%	2.6%
Total cost of sales	$137,439	91.4%	$102,134	94.3%	2.9%

•       Direct material decreases in 2008, as a percent of sales, were 0.3% or $325,000. This decrease was a result of the change in product mix to units with lower material usage rates.  This was partially offset by an increase in sales discounts, which caused direct materials, as a percent of sales, to increase by 1.4% or $1.5 million.

•       Direct labor increases in 2008, as a percent of sales, were 0.4% or $433,000. This increase was mostly due to the impact of increased sales discounts, which resulted in direct labor, as a percent of sales, to increase by 0.3% or $229,000.

•       Increases in warranty expense in 2008, as a percent of sales, were 0.6% or $650,000.  The increase was partially due to the impact of increased sales discounts, which resulted in warranty expense, as a percent of sales, to increase by 0.1% or $108,000.

•       Decreases in other direct costs in 2008, as a percent of sales, were 0.4% or $433,000. This decrease was primarily the result of improvements in delivery expenses.

•       Increases in indirect costs in 2008 of $274,000 were partially due to a charge of $125,000 related to fixed overhead costs not absorbed on a percent of sales basis in certain production facilities as plant utilization dropped below historically normal levels.  The remaining change was due to increases in the variable portion of costs relative to the reduction in sales.

S,G,&A expenses for the TRV segment increased, as both a percent of sales and in total dollars due to increases in salaries and benefit expenses, selling expenses, marketing expenses, and other S,G,&A expenses.

In October 2007 the Company ceased operations at a production facility in Elkhart, Indiana.  The towable products previously produced at this location were relocated to facilities in Wakarusa and Warsaw, Indiana.  Based on the declining real estate market in the second quarter of 2008, the Company reassessed the fair market value of the building and determined it was appropriate to recognize an impairment charge of $2.0 million on the facility.

The operating loss was due to lower sales and gross profit, higher S,G,&A expenses in total dollars and as a percent of sales, and the asset impairment charge.

First Six Months of 2008 versus First Six Months of 2007 for the Motorhome Resorts Segment

The following table illustrates the results of the Motorhome Resorts Segment (MR segment) for the six month period ended June 30, 2007 and June 28, 2008 (dollars in thousands):

	Six Months		Six Months
	Ended	%	Ended	%	$	%
	June 30, 2007	of Sales	June 28, 2008	of Sales	Change	Change
Net sales	$10,905	100.0%	$2,688	100.0%	$(8,217)	(75.4)%
Cost of sales	4,066	37.3%	1,325	49.3%	2,741	67.4%
Gross profit	6,839	62.7%	1,363	50.7%	(5,476)	(80.1)%
Selling, general, and administrative expenses and corporate overhead	4,800	44.0%	2,426	90.3%	2,374	49.5%
Operating income (loss)	$2,039	18.7%	$(1,063)	(39.6)%	$(3,102)	(152.1)%

Net sales decreased 75.4% to $2.7 million compared to $10.9 million for the same period last year.  The decline in overall real estate values and the declining sales in the RV market have had an impact on the demand for resort lots.  The decrease was also due to fewer lots available for sale in the current year as the Indio, California and Las Vegas, Nevada resorts are near the end of the sales cycle. In addition, there is competition within the Company’s own resorts from owner resales.  We are currently developing resorts in Naples, Florida and Bay Harbor, Michigan.  The Company still expects that while sales may remain slower than expected, that the needs for luxury resort locations within the industry will remain strong.*

Gross profit for the MR segment decreased to 50.7% of sales compared to 62.7% of sales in the same period last year.  Gross margin decreases were due to the additions of some amenities designed to enhance the appeal of the resorts and demand for lots, but also added to the cost of sales.

S,G,&A expenses increased as a percent of sales due to lower sales that was not entirely offset by a reduction in total S,G,&A dollars.  The expenses included a reduction of $1.2 million to the resort lot participation accrual expense as the result of the Company reaching a settlement related to a profit sharing agreement with the prior owners of the Indio, California and Las Vegas, Nevada resorts.

The operating loss was due to lower lot sales volumes, a decrease in gross margins, and an increase in S,G&A expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities. During the first six months of 2008, the Company used cash of $49.4 million for operating activities and had a net cash balance of $1.3 million at June 28, 2008. The Company used $8.9 million of cash from the net loss offset by non-cash expenses such as depreciation, amortization, stock based compensation, and impairment of assets. Major uses of cash flows for operating activities include an increase of $20.1 million in inventories, an increase of $3.8 millions in resort lot inventory, an increase of $2.8 million in land held for development, a decrease of $5.8 million in trade accounts payable,  a decrease of $4.2 million in product warranty reserve, an increase in income tax receivable of $11.6 million, and a decrease in accrued expenses and other liabilities of $11.8 million.  The major source of cash was from a decrease of $19.1 million in trade accounts receivable. The increase in inventories was from an increase in finished goods due to a decline in sales in the first six months of 2008 that was not entirely anticipated.  The increase in resort lot inventory was due to the construction in progress at the Naples, Florida and Bay Harbor, Michigan properties.  The increase in land held for development was due to the purchase of the Bay Harbor, Michigan property for resort development in March 2008.  The decrease in trade accounts payable relates to the decline in purchases of raw materials towards the end of the six month period ended June 28, 2008.  As the six months progressed, production output was reduced and raw materials that had built up towards the beginning of the year were used.  The decrease in product warranty reserve was due in part to the one time reduction of $2.8 million related to refining the estimate of units still under warranty.  The increase in income tax receivable is due to the net loss recognized in the first six months of 2008.  The decrease in accrued expenses and other liabilities is associated primarily with decreases of accruals for management bonus earned in 2007, promotions and advertising, and various miscellaneous accruals.  The decrease in trade accounts receivable is due to improved collections and the decline in sales experienced in the second quarter of 2008 as compared to the fourth quarter of 2007.

The Company’s credit facilities consist of a revolving line of credit (the “Line of Credit”) of up to $105.0 million and a term loan (“Term Debt”).  As of June 28, 2008, there was $53.8 million outstanding under the Line of Credit and $25.7 million outstanding on the Term Debt.  At the election of the Company, the credit facilities bear interest at rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Line of Credit at varying rates, determined by the Company’s leverage ratio.  The amounts outstanding under the Line of Credit are due and payable in full on November 17, 2009 and interest is paid monthly.  The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  The credit facilities are collateralized by all of the assets of the Company.  The Company utilizes “zero balance” bank disbursement accounts in which an advance on the line of credit is automatically made for checks clearing each day. Since the balance of the disbursement account at the bank returns to zero at the end of each day, the outstanding checks of the Company are reflected as a liability. The outstanding check liability is combined with the Company’s positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting. The cash balance at June 28, 2008 is the cash maintained in the R-Vision bank accounts held with different financial institutions and thus not combined with the Company’s net book overdraft balance.

The credit facilities require the Company to maintain a maximum leverage ratio, minimum current ratio, minimum debt service coverage ratio, and minimum tangible net worth.  The Company was in violation of its required leverage ratio, debt service coverage ratio, and tangible net worth covenant as of June 28, 2008.  The Company has obtained an agreement from its lenders, dated July 29, 2008, to waive the covenant violations as of June 28, 2008.  However, management expects that the Company will also violate these covenants for the next several quarters.  Accordingly, the Company has reclassified its long-term debt and related debt issue costs from non-current to current as of June 28, 2008.

The Company has signed a commitment letter dated July 29, 2008 from Bank of America that contemplates a new three-year syndicated $100 million senior credit facility (the “Senior Credit Facility”) with Bank of America acting as the administrative agent.  The commitment letter is subject to a number of conditions, including the negotiation and execution of a definitive credit agreement.  One of the conditions requires $40 million of unused opening available borrowings under the Senior Credit Facility at the closing date.  In order to meet this requirement, the Company is seeking approximately $30 to $40 million in subordinated debt financing.

There can be no assurance that a definitive agreement for the Senior Credit Facility will be reached or that our current lenders will agree to additional waivers, forbearance, or restructuring of the current debt.  Under such circumstances, the Company could experience severe liquidity problems resulting in a material adverse effect on our business, results of operations and financial condition. In addition, in the event of an incurable default of our current credit facilities, our current debt could become immediately payable and we could be forced to seek more costly financing.

Unamortized debt issue costs related to the credit facilities were $542,000 as of June 28, 2008.  If the current credit facility is refinanced, we expect that the transaction would be accounted for as an extinguishment, requiring unamortized debt issue costs at the refinancing date to be expensed in the period of refinancing.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility. The principal and interest is due on April 30, 2009. The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables. Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below. At June 28, 2008, the Company had working capital of approximately $76.1 million, a decrease of $35.9 million from working capital of $112.0 million at December 29, 2007 due in large part to the reclassification of the total term debt to current. The Company has been using short-term credit facilities and operating cash flow to finance its capital expenditures.

Subject to the restructuring of the debt previously described, the Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.* The Company’s capital expenditures were $1.6 million in the first six months of 2008, which included, upgrades to its information systems infrastructure, hardware and software, relocation of our printing shop, purchase of a small building, and other various capitalized upgrades to existing facilities. The Company anticipates that capital expenditures for all of 2008 will be approximately $5 million, which includes expenditures to purchase additional machinery and equipment in the Company’s Coburg, Oregon facilities, moving operations from Indiana to Oregon, purchase of signage and hardware for dealer support programs and upgrades to existing information systems infrastructures. The Company may require additional equity or debt financing to address working capital needs, particularly if the Company significantly increases the level of working capital assets such as inventory and accounts receivable. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products. Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer defaults on its credit facility from the lender, subject to certain conditions. The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units. The Company’s obligations under these repurchase agreements vary from period to period up to 15 months. At June 28, 2008, approximately $487.9 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 4.9% concentrated with one dealer. Historically, the Company has been successful in mitigating losses associated with repurchase obligations. During the second quarter of 2008, the losses associated with the exercise of repurchase agreements were approximately $38,000. Dealers for the Company undergo a credit review prior to becoming a dealer and periodically thereafter. Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an “on- going” basis. We closely monitor sales to dealers that are a higher credit risk. The repurchase period is limited, usually up to a maximum of 15 months. We believe these activities help to minimize the number of required repurchases. Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period. Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount. This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as an incentive for the dealer to take the repurchased inventory.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 28, 2008, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, we incur certain contractual obligations and commitments that will require future cash payments. The following tables summarize the significant obligations and commitments (in thousands).

	PAYMENTS DUE BY PERIOD
Contractual Obligations	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-Term Debt (1)	$26,214	$0	$0	$0	$26,214
Operating Leases (2)	2,294	4,220	2,808	783	10,105
Total Contractual Cash Obligations	$28,508	$4,220	$2,808	$783	$36,319

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of Credit (3)	$53,815	$0	$0	$0	$53,815
Guarantees (4)	0	0	10,930	0	10,930
Repurchase Obligations (5)	431,227	56,642	0	0	487,869
Total Commitments	$485,042	$56,642	$10,930	$0	$552,614

(1)	See Notes 6 to the Condensed Consolidated Financial Statements.
(2)	Various leases including manufacturing facilities, aircraft, and machinery and equipment.
(3)	See Note 6 to the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at June 28, 2008.
(4)	Guarantees related to aircraft operating lease.
(5)	Reflects obligations under manufacturer repurchase commitments. See Note 12 to the Condensed Consolidated Financial Statements.

INFLATION

During 2007 and to a lesser extent in the second quarter of 2008, the Company experienced increases in the prices of certain commodity items that we use in manufacturing our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  Price increases for these raw materials are indicative of widespread inflationary trends, and they have had an impact on the Company’s production costs.  To date, the Company has been successful in passing along most of these increases by increasing the selling prices of its products.  However, there is no certainty that the Company will be able to pass these along successfully in the future.  The current trend in these prices, if it continues, could have a materially adverse impact on the Company’s business going forward.

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

IMPAIRMENT OF GOODWILL  The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142. This annual test involves management comparing the fair value of each of the Company’s reporting units, to the respective carrying amounts, including goodwill, of the net book value of the reporting unit, to determine if goodwill has been impaired. The Company uses an estimate of discounted future cash flows to determine fair value for each reporting unit.  Due to the occurrence of trigger events, an interim test was performed as of June 28, 2008.  The assessment  indicated goodwill had not been impaired.

IMPAIRMENT OF LONG-LIVED ASSETS  The Company assesses the potential impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 144.  This test involves management comparing the fair value of long-lived assets to the respective carrying amounts when a triggering event necessitate the assessment.  Management reviewed several of its long-lived assets at June 28, 2008. The only impairment indicated at June 28, 2008 was for a production facility located in Elkhart, Indiana that was idled in October 2007 and is listed for sale or lease.  Due to the further decline in the real estate values in that region during the second quarter of 2008 and an impairment charge of $2.0 million was recorded.

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

IF WE ARE UNABLE TO NEGOTIATE A NEW CREDIT FACILITY, OUR OUTSTANDING DEBT COULD BECOME IMMEDIATELY PAYABLE  As of June 28, 2008, we had $53.8 million outstanding under our $105 million line of credit and $25.7 million outstanding on our term loan.  As of June 28, 2008, we were in violation of certain financial covenants under this credit facility.  We obtained an agreement from our lenders to waive the covenant violations as of June 28, 2008; however, we expect that we will also violate these covenants for the next several quarters.  We have signed a commitment letter dated July 29, 2008 with Bank of America as the administrative agent.  The commitment letter is subject to a number of conditions including the negotiation and execution of a definitive credit agreement.  There can be no assurance a definitive agreement will be reached or that our current lenders will agree to additional waivers, forbearance, or restructuring of the current debt. Under such circumstances, the Company could experience severe liquidity problems resulting in a material adverse effect on our business, results of operations and financial condition. In addition, in the event of an incurable default of our current credit facilities, our current debt could become immediately payable and we could be forced to seek more costly financing.

THE RELOCATION OF OUR INDIANA OPERATIONS MAY COST MORE THAN ORIGINALLY ESTIMATED AND MAY NOT PROVIDE THE COST SAVINGS WE ANTICIPATE  As we move operations from Indiana to our Oregon facility, as described in “Business Changes”, we may incur additional costs for severance, closure costs or contract termination fees and penalties. As we make these changes for restructuring the business operations during the third quarter, we will be able to determine actual and expected costs more accurately. For instance, we are currently unable to estimate any impairment charges that may result from the closure of our production facilities in Indiana which have current book values totaling $42.9 million. Appraisals are being conducted to analyze market values of the properties which will be used in our impairment analysis. The restructuring also may not fully result in the expected cost savings of $12 million each quarter. In addition, if the restructuring does not provide the expected on-going future benefits, we may have to record a valuation allowance for deferred tax assets which currently total $33.7 million. Additional costs and negative financial results could have a material adverse effect on the Company.

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

WE MAY EXPERIENCE A DECREASE IN SALES OF OUR PRODUCTS DUE TO AN INCREASE IN THE PRICE OR A DECREASE IN THE SUPPLY OF FUEL  An interruption in the supply, or significant continued increases in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could significantly affect our business. Diesel fuel and gasoline have, at various times in the past, been either expensive or difficult to obtain and are currently at an all time high.  We can not predict the long-term impact continued high prices will have on the RV market.

THE EXPECTED BENEFITS OF THE JOINT VENTURE, CCP, MAY NOT BE REALIZED  During the first quarter of 2007, we completed the formation of a joint venture (CCP) with Navistar, Inc. (NAV) for the purpose of manufacturing diesel chassis.  The on-going and anticipated advantages of the joint venture, which are purchasing synergies, access to engineering and design expertise from NAV, and improvement of the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana, may not be realized, in particular in light of the restructuring changes we are taking in our Indiana operations as described in “Business Changes”.

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

WE RELY ON A RELATIVELY SMALL NUMBER OF DEALERS FOR A SIGNIFICANT PERCENTAGE OF OUR SALES  Although our products were offered by over 700 dealerships located primarily in the United States and Canada as of June 28, 2008, a significant percentage of our sales are concentrated among a relatively small number of independent dealers. For the quarter ended June 28, 2008, sales to one dealer, Lazy Days RV Center, accounted for 10.7% of total sales compared to 9.4% of sales in the same period ended last year.  For quarters ended June 30, 2007 and June 28, 2008,  sales to our 10 largest dealers, including Lazy Days RV Center, accounted for a total of 42.7% and 37.0% of total sales, respectively. The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

WE MAY HAVE TO REPURCHASE A DEALER’S INVENTORY OF OUR PRODUCTS IN THE EVENT THAT THE DEALER DOES NOT REPAY ITS LENDER  As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer defaults on its credit facility with its lender. Obligations under these agreements vary from period to period, but totaled approximately $487.9 million as of June 28, 2008, with approximately 4.9% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results, and financial condition could be adversely affected.

OUR ACCOUNTS RECEIVABLE BALANCE IS SUBJECT TO RISK  We sell our product to dealers who are predominantly located in the United States and Canada. The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions. For our RV dealers, terms are net 30 days for units that are financed by a third party lender. Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us. For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement. Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold. As of June 28, 2008, total trade receivables were $69.1 million, with approximately $66.5 million, or 96.2% of the outstanding accounts receivable balance concentrated among floor plan lenders. The remaining $2.6 million of trade receivables were concentrated all with one dealer. For resort lot customers, funds are required at the time of closing.

OUR INDUSTRY IS VERY COMPETITIVE. WE MUST CONTINUE TO INTRODUCE NEW MODELS AND NEW FEATURES TO REMAIN COMPETITIVE  The market for our products is very competitive. We currently compete with a number of manufacturers of motor coaches, fifth wheel trailers, and travel trailers. Some of these companies have greater financial resources than we have and extensive distribution networks. These companies, or new competitors in the industry, may develop products that customers in the industry prefer over our products due to features of the products or the pricing of the products.

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

OUR STOCK PRICE HAS HISTORICALLY FLUCTUATED AND MAY CONTINUE TO FLUCTUATE  The market price of our Common Stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of new products by us or our competitors, general conditions in the recreational vehicle market, and other events or factors. In addition, the stocks of many recreational vehicle companies have experienced price and volume fluctuations which have not necessarily been directly related to the companies’ operating performance, and the market price of our Common Stock could experience similar fluctuations.  Most recently we have experienced a significant decline in the market price of our Common Stock, which has been consistent with the overall RV market.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held on May 14, 2008 in Rosemont, Illinois, the Stockholders (i) elected three Class I directors to serve on the Company’s Board of Directors, (ii) approved the 2007 Employee Stock Purchase Plan (iii) approved the amended and restated Executive Variable Compensation Plan, and, (iv) ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2008 fiscal year.

The vote for the election of the three Class I directors was as follows:

Nominee	For	Withheld
Kay L. Toolson	27,239,096	911,920
Richard A. Rouse	25,126,879	3,024,139
Daniel C. Ustian	25,600,354	2,550,664

Other directors whose terms of office continued after the meeting are:

John F. Cogan
Richard E. Colliver
Robert P. Hanafee, Jr.
Dennis D. Oklak
Roger A. Vandenberg

The vote for the approval of the 2007 Employee Stock Purchase Plan was as follows:

For:	22,478,754
Against:	2,241,418
Abstain:	6,994

The vote for the approval of the amended and restated Executive Variable Compensation Plan was as follows:

For:	21,822,237
Against:	473,143
Abstain:	9,884

The vote for the ratification of the independent auditors was as follows:

For:	28,143,540
Against:	3,301
Abstain:	4,175

ITEM 6.  Exhibits

3.1	Amended and Restated Bylaws of Registrant, effective as of November 12, 2007.

10.1

Waiver Agreement and Fourth Amendment to Third Amended and Restated Credit Agreement dated July 29, 2008, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, each of the Lenders and US Bank National Association, as the Administrative Lender.

10.2	Executive Pay Reduction Program, effective as of July 21, 2008.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONACO COACH CORPORATION

Dated: August 7, 2008	/s/ P. Martin Daley
P. Martin Daley
Vice President and
Chief Financial Officer (Duly
Authorized Officer and Principal
Financial Officer)

EXHIBITS INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Bylaws of Registrant, effective as of November 12, 2007.

10.1

Waiver Agreement and Fourth Amendment to Third Amended and Restated Credit Agreement dated July 29, 2008, by and among the Company, the subsidiaries of the Company party thereto as co-borrowers, each of the Lenders and US Bank National Association, as the Administrative Lender.

10.2	Executive Pay Reduction Program, effective as of July 21, 2008.

31.1	Sarbanes-Oxley Section 302(a) Certification.

31.2	Sarbanes-Oxley Section 302(a) Certification.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.