Form 10-Q
period 2008-09-27
MONACO COACH CORP /DE/
filed 2008-11-06
CIK 910619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 27, 2008

or

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

The number of shares outstanding of common stock, $.01 par value, as of September 27, 2008: 29,939,313.

MONACO COACH CORPORATION

FORM 10-Q

September 27, 2008

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share data)

	December 29,	September 27,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash	$6,282	$2,999
Trade receivables, net	88,170	45,284
Inventories, net	158,236	134,886
Resort lot inventory	8,838	30,373
Prepaid expenses	5,142	5,023
Income taxes receivable	0	5,958
Debt issuance costs, net	0	781
Deferred income taxes	37,608	29,596
Total current assets	304,276	254,900

Property, plant, and equipment, net	144,291	118,237
Land held for development	24,321	16,300
Investment in joint venture	4,059	3,885
Deferred income taxes	0	9,436
Debt issuance costs, net	498	0
Goodwill	86,323	39,357
Total assets	$563,768	$442,115

LIABILITIES
Current liabilities:
Book overdraft	$1,601	$0
Current portion of long-term debt	5,714	24,785
Line of credit	0	49,915
Income taxes payable	3,726	0
Accounts payable	82,833	56,337
Product liability reserve	14,625	14,902
Product warranty reserve	35,171	29,134
Accrued expenses and other liabilities	48,609	33,216
Total current liabilities	192,279	208,289

Long-term debt, less current portion	23,357	0
Deferred income taxes	21,506	0
Deferred revenue	683	533
Total liabilities	237,825	208,822

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,934,783 shares authorized, no shares outstanding
Common stock, $.01 par value; 50,000,000 shares authorized, 29,989,534 and
29,939,313 issued and outstanding, respectively	300	299
Additional paid-in capital	69,514	72,448
Retained earnings	256,129	160,546
Total stockholders’ equity	325,943	233,293

Total liabilities and stockholders’ equity	$563,768	$442,115

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: in thousands of dollars, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Net sales	$322,422	$166,267	$979,985	$620,530
Cost of sales	286,243	165,485	871,212	594,769
Gross profit	36,179	782	108,773	25,761

Selling, general, and administrative expenses	29,661	22,870	89,885	73,763
Impairment of goodwill	0	46,966	0	46,966
Restructuring and impairment charges	0	21,531	0	23,497
Operating income (loss)	6,518	(90,585)	18,888	(118,465)

Other income (loss), net	290	(27)	783	559
Interest expense	(829)	(1,155)	(2,743)	(2,804)
Loss from investment in joint venture	(290)	(720)	(1,267)	(173)
Income (loss) before income taxes	5,689	(92,487)	15,661	(120,883)

Provision for (benefit from) income taxes	2,008	(20,734)	6,017	(30,973)
Net income (loss)	$3,681	$(71,753)	$9,644	$(89,910)

Earnings (loss) per common share:
Basic	$0.12	$(2.40)	$0.32	$(3.01)
Diluted	$0.12	$(2.40)	$0.32	$(3.01)

Weighted-average common shares outstanding:
Basic	29,963,223	29,916,424	29,913,118	29,824,560
Diluted	30,363,621	29,916,424	30,380,470	29,824,560

See accompanying notes.

MONACO COACH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: in thousands of dollars)

	Nine Months Ended
	September 29,	September 27,
	2007	2008

Increase (Decrease) in Cash:
Cash flows from operating activities:
Net income (loss)	$9,644	$(89,910)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Loss on sale of assets	289	84
Depreciation and amortization	10,613	10,327
Deferred income taxes	(285)	(22,930)
Stock-based compensation expense	3,247	3,513
Net loss from joint venture	1,267	173
Impairment of goodwill	0	46,966
Restructuring and impairment charges	0	19,203
Changes in working capital accounts:
Trade receivables, net	1,982	42,886
Inventories, net	3,718	23,350
Resort lot inventory	(400)	(10,677)
Prepaid expenses	504	119
Income taxes payable (receivable)	9,120	(9,684)
Land held for development	(8,022)	(2,836)
Accounts payable	22,837	(26,496)
Product liability reserve	(138)	277
Product warranty reserve	2,868	(6,037)
Accrued expenses and other liabilities	4,643	(16,198)
Deferred revenue	(150)	(150)
Discontinued operations	(18)	0
Net cash provided by (used in) operating activities	61,719	(38,020)

Cash flows from investing activities:
Additions to property, plant, and equipment	(4,194)	(2,527)
Investment in joint venture	(366)	0
Proceeds from sale of assets	64	84
Net cash used in investing activities	(4,496)	(2,443)

Cash flows from financing activities:
Book overdraft	(16,626)	(1,601)
Advance (payments) on lines of credit, net	(2,036)	49,915
Payments on long-term notes payable	(4,285)	(4,286)
Debt issuance costs	(257)	(649)
Dividends paid	(5,395)	(3,599)
Issuance of common stock	1,429	917
Repurchase of common stock	0	(2,829)
Tax effect of stock-based award activity	194	(352)
Stock-based awards withheld for taxes	0	(336)
Net cash (used in) provided by financing activities	(26,976)	37,180

Net change in cash	30,247	(3,283)
Cash at beginning of period	4,984	6,282
Cash at end of period	$35,231	$2,999

See accompanying notes.

MONACO COACH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The interim condensed consolidated financial statements have been prepared by Monaco Coach Corporation (the “Company”) without audit.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 29, 2007 and September 27, 2008, and the results of its operations for the quarters and nine months ended September 29, 2007 and September 27, 2008 and its cash flows for the nine months ended September 29, 2007 and September 27, 2008.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.  The consolidated statement of income for the nine months ended September 27, 2008 is not necessarily indicative of the results to be expected for the full year.  The balance sheet data as of December 29, 2007 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 29, 2007, nor does it include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 29, 2007.

Note 2 – Restructuring and Impairment Charges

On July 16, 2008, the Company announced plans to relocate service and production operations in Wakarusa, Elkhart and Nappanee, Indiana and to permanently cease operations at these locations.  Most of the production of the motorized units manufactured in these locations have been relocated to our Coburg, Oregon operations.  The remaining motorized models and towable models have been relocated to our plants in Warsaw, Indiana. As of September 27, 2008 the restructuring was substantially completed.

In connection with the restructuring we recorded charges of $5.0 million which included severance and benefit costs ($2.5 million) and other closure costs ($2.5 million).  Other closure costs include transportation, freight surcharges and other transition costs as we moved production to other plants.  These charges included an accrual for severance and benefits, contract terminations and other transition costs of $781,000.  These other costs were expensed as incurred in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Related to our restructuring plans, we also wrote down various fixed assets which were accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on current market values for the plants and equipment idled as a part of the restructuring.  The impairment charge for the plants represents management’s best estimate of the fair value of the properties based on preliminary appraisal information.  The impairment is subject to revision as the appraisals will be finalized in the fourth quarter of 2008.  The properties are being actively marketed for sale, but it is anticipated the sales cycle will exceed twelve months.  The total impairment charge related to the third quarter analysis was $13.4 million for land and buildings and $3.1 million for machinery, furniture and equipment. We had an impairment charge of $2.0 million in the second quarter of 2008 related to one of the plants in Elkhart that was previously idled.

In addition, we recorded $1.6 million of tax provision related to the uncertainty of a state tax credit, which was included in the net tax benefit recognized in the third quarter of 2008.

We expect to incur additional costs in the fourth quarter of 2008 of approximately $600,000 to $700,000 related to additional clean up of facilities and employee relocation assistance.  In addition, we expect to incur costs until the properties are sold related to taxes, utilities and insurance of approximately $300,000 to $400,000 per quarter.

Total severance and restructuring charges were as follows (in thousands):

			Cash Payments
	March 29,	Charges to	or Asset	September 27,
	2008	Expense	Write-offs	2008
	(in thousands)
Severance charges	$0	$2,524	$(2,146)	$378
Plant and equipment impairments	0	18,426	(18,426)	0
Other closure costs	0	2,547	(2,144)	403
Total restructuring charges	$0	$23,497	$(22,716)	$781

The plant and equipment impairment expense included $2.0 million recognized in the second quarter of 2008 related to the towables segment.  The remaining restructuring charges were recognized in the third quarter of 2008 and related to the motorized segment.

Note 3 - Impairment of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the comparison of fair value to net carrying value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the September 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record-high fuel prices and overall recreational vehicle industry conditions. We determined that these factors combined with the deterioration of the credit market were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows for both the motorized and towable reportable segments and reconciled these fair values to our market capitalization at September 27, 2008. We determined that goodwill was impaired for the motorized segment and recorded a non-cash charge of $47 million to write off all goodwill associated with that segment. We reconciled our segment values to our current market capitalization and determined that the fair value supported the goodwill for our towable segment.

Note 4 - Inventories, net

Inventories are stated at lower of cost (first-in, first-out) or market.  The composition of inventory is as follows:

	December 29,	September 27,
	2007	2008
	(in thousands)

Raw materials	$79,640	$78,590
Work-in-process	54,760	19,795
Finished units	33,241	42,725
Raw material reserves	(9,405)	(6,224)
	$158,236	$134,886

Pursuant to FAS No. 151, “Inventory Costs”, overhead costs related to excess manufacturing capacity have been expensed, in the third quarter and nine month period of 2008, resulting in an $613,000 and $2.1 million charge, respectively.

Note 5 - Credit Facilities

The Company’s credit facilities consist of a revolving line of credit (the “Line of Credit”) of up to $105.0 million and a term loan (“Term Debt”).  As of September 27, 2008, there was $49.9 million outstanding under the Line of Credit and $24.3 million outstanding on the Term Debt.  At the election of the Company, the credit facilities bear interest at rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Line of Credit at varying rates, determined by the Company’s leverage ratio.  The amounts outstanding under the Line of Credit are due and payable in full on November 17, 2009 and interest is paid monthly.  The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  At September 27, 2008, the weighted-average interest rate on the Revolving Loan and the Term Debt was 6.0% and 5.8%, respectively.  The credit facilities are collateralized by all of the assets of the Company.  The Company also has four stand-by letters of credit outstanding totaling $3.1 million as of September 27, 2008.

The credit facilities require the Company to maintain a maximum leverage ratio, minimum current ratio, minimum debt service coverage ratio, and minimum tangible net worth.  The Company was in violation of its required leverage ratio, debt service coverage ratio, and tangible net worth covenant as of September 27, 2008.  The Company does not have a waiver for the covenant violations.  Accordingly, the Company has presented its long-term debt and related debt issue costs current as of September 27, 2008.

As of September 27, 2008, the Company's unamortized debt issue costs related to the credit facilities was $782,000.  If the current credit facilities are refinanced, the Company expects that the transaction would be accounted for as an extinguishment, requiring unamortized debt issue costs at the refinancing date to be expensed in the period of  refinancing.

The Company is currently negotiating with Bank of America, N.A. (which is the agent of a consortium of banks) to provide a working capital loan from the consortium (the “Working Capital Loan”) which will replace its existing Line of Credit.  In addition, the Company is also concurrently negotiating the provisions of a term loan (the “Term Loan”) from Ableco Finance LLC, a Delaware limited liability company, to provide additional capital for the Company's operations.  As of November 6, 2008, these two agreements have not been funded.  It could have a material adverse effect on the Company’s business, results of operations and financial condition if the Company is unsuccessful in securing access to the Working Capital Loan and the Term Loan, or in obtaining a waiver from its current group of lenders related to its existing Line of Credit.

Note 6 - Income Taxes

As of September 27, 2008, the Company’s total unrecognized tax benefits were approximately $2.2 million and all of these benefits, if recognized, would positively affect the Company’s effective tax rate.  The Company also had accrued interest related to these unrecognized tax benefits of approximately $122,000 as of September 27, 2008.  The total amount of unrecognized federal and state tax benefits is uncertain due to the subjectivity in the measurement of certain deductions claimed for United States income tax purposes and certain state income tax credits.

As of September 27, 2008, the Company’s income tax returns that remain subject to examination are tax years 2005 through 2007 for U.S. federal income tax and tax year 2007 for major state income tax returns.  The statute of limitations for state income taxes for the 2003 and 2004 tax years will expire during the fourth quarter of 2008.

Unrecognized tax benefits decreased during the third quarter of 2008 by approximately $102,000 due to the expiration of federal and state statutes of limitations for the 2004 tax year and the change in the associated accrued interest.  In addition, unrecognized tax benefits increased by approximately $1.6 million related to the uncertainty of a state tax credit related to the shutdown of the Indiana facilities.

Due to the loss before income taxes of $120.9 million in the nine months ended September 27, 2008, management assessed the need to record a valuation allowance for the deferred tax assets.  It was determined that no valuation allowance was necessary at this time.  The Company is implementing initiatives to return to profitability, including the restructuring plan discussed in Note 2.  The need for an allowance will be reassessed during the remainder of fiscal 2008.  If the Company does not return to profitability or there is no evidence that indicates we will in the near future, it may be necessary to record a valuation allowance.

The tax benefit of $31.0 million for the nine month period ended September 27, 2008, was due to the loss before income taxes and a one-time tax benefit related to the reduction of the resort lot participation accrual as a result of the settlement with the prior owners of the property.  The tax benefit was partially offset by an adjustment to a valuation allowance for state tax credits expected to expire before being used, a permanent difference of $13.8 million related to the goodwill impairment charge, and $1.6 million related to the uncertainty of a state tax credit.

Note 7 - Earnings Per Common Share

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

	Quarter Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Basic
Issued and outstanding shares	29,963,223	29,916,424	29,913,118	29,824,560
(weighted-average)

Effect of Dilutive Securities
Stock-based awards	400,398	-	467,352	-
Diluted	30,363,621	29,916,424	30,380,470	29,824,560

	Quarter Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Cash dividends per common share	$0.06	$0	$0.18	$0.12
Cash dividends paid (in thousands)	$1,798	$0	$5,395	$3,599

Note 8 - Repurchase of Common Stock

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

Note 9 - Stock-Based Award Plans

The Company has a 2007 Employee Stock Purchase Plan (the “Purchase Plan”), a non-employee 1993 Director Stock Plan (the “Director Plan”), and an amended and restated 1993 Stock Plan (the “Stock Plan”).  The Purchase Plan was approved by the Board of Directors in 2007 and stockholder approval was obtained at the May 14, 2008 Annual Meeting of Stockholders.  The compensation expense recognized in the quarters ended September 29, 2007 and September 27, 2008 for the plans was $763,000 and $679,000, respectively ($3.2 million and $3.5 million for the nine month period of 2007 and 2008, respectively).  A detailed description of all the plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Restricted Stock Units
During the quarter ended September 27, 2008, there were no grants of restricted stock units (RSU’s) under the Stock Plan.  In addition, no RSU’s from previously granted awards vested during the same period.  The compensation expense recognized for RSU’s in the third quarter of 2007 and 2008 was $419,000 and $435,000, respectively ($1.8 million and $2.0 million for the nine month period of 2007 and 2008, respectively).

Performance Share Awards
During the quarter ended September 27, 2008, there were no grants of performance share awards (PSA’s) under the Stock Plan.  In addition, no PSA’s from a previous award vested during the same period.  A portion of the PSA’s require achievement of performance based on Return on Net Assets-adjusted (RONA) compared to a group of peer companies.  The Company reassesses at each reporting date whether achievement of this performance condition is probable.  The assessments at June 28, 2008 and September 27, 2008 indicated it was not probable the RONA goal will be met for any of the outstanding grants.  Thus, the previously recognized compensation expense of $274,100 was reversed in the second quarter of 2008.  The amount recognized for PSA’s during the quarter ended September 27, 2008 was $215,000 ($275,400 of compensation expense in the quarter ended September 29, 2007).  The amount recognized for PSA’s in the nine month period of 2007 and 2008 was $1.3 million and $911,000, respectively.

Note 10 – Segment Reporting

The following table provides the results of operations of the three segments of the Company for the quarters and nine months ended September 29, 2007 and September 27, 2008, respectively.  All dollars are in thousands.

	Quarter Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Motorized Recreational Vehicle Segment

Net sales	$257,982	$128,504	$754,192	$471,811
Cost of sales	228,565	128,614	672,029	454,439
Gross profit (deficit)	29,417	(110)	82,163	17,372

Selling, general, and administrative expenses
and corporate overhead	22,570	16,147	65,760	52,262
Impairment of goodwill	0	46,966	0	46,966
Restructuring and impairment charges	0	21,531	0	21,531
Operating income (loss)	$6,847	$(84,754)	$16,403	$(103,387)

Towable Recreational Vehicle Segment

Net sales	$64,221	$37,106	$214,669	$145,374
Cost of sales	57,531	36,459	194,970	138,592
Gross profit	6,690	647	19,699	6,782

Selling, general, and administrative expenses
and corporate overhead	5,819	5,065	18,053	17,416
Impairment charges	0	0	0	1,966
Operating income (loss)	$871	$(4,418)	$1,646	$(12,600)

Motorhome Resorts Segment

Net sales	$219	$657	$11,124	$3,345
Cost of sales	147	412	4,213	1,738
Gross profit	72	245	6,911	1,607

Selling, general, and administrative expenses
and corporate overhead	1,272	1,658	6,072	4,085
Operating income (loss)	$(1,200)	$(1,413)	$839	$(2,478)

	Quarter Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Reconciliation to Net Income

Operating income (loss):
Motorized recreational vehicle segment	$6,847	$(84,754)	$16,403	$(103,387)
Towable recreational vehicle segment	871	(4,418)	1,646	(12,600)
Motorhome resorts segment	(1,200)	(1,413)	839	(2,478)
Total operating income (loss)	6,518	(90,585)	18,888	(118,465)

Other income (loss), net	290	(27)	783	559
Interest expense	(829)	(1,155)	(2,743)	(2,804)
Loss from investment in joint venture	(290)	(720)	(1,267)	(173)
Income (loss) before income taxes	5,689	(92,487)	15,661	(120,883)

Provision for (benefit from) income taxes	2,008	(20,734)	6,017	(30,973)
Net income (loss)	$3,681	$(71,753)	$9,644	$(89,910)

Note 11 – Commitments and Contingencies

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

The amount subject to contingent repurchase obligations arising from these agreements at September 27, 2008 is approximately $449.9 million, with approximately 5.0% concentrated with one dealer.  If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.  The Company has included the disclosure requirements of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in its financial statements, and has determined that the recognition provisions of FIN 45 apply to certain guarantees routinely made by the Company, including contingent repurchase obligations to third party lenders for inventory financing of dealer inventories.  The Company has recorded a liability of approximately $362,000 for potential losses resulting from guarantees on repurchase obligations for products shipped to dealers.  This estimated liability is based on the Company’s experience of losses associated with the repurchase and resale of units in prior years.  The Company continually monitors our dealers for conditions that may potentially lead to the repurchase of units per the repurchase agreement.

Product Liability
The Company is subject to regulations which may require the Company to recall products with design or safety defects, and such recall could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company has from time to time been subject to product liability claims.  To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable.  The terms of the policy contain a self-insured retention amount of $500,000 per occurrence, with a maximum annual aggregate self-insured retention of $3.0 million.  Overall product liability insurance, including umbrella coverage, is available up to a maximum amount of $110.0 million for each occurrence, as well as in the aggregate.  There can be no assurance that the Company will be able to obtain insurance coverage in the future at acceptable levels or that the cost of insurance will be reasonable.  Furthermore, successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage could have a material adverse effect on the Company’s business, results of operations, and financial condition.  The following table discloses significant changes in the product liability reserve:

	Quarter Ended
	September 29,	September 27,
	2007	2008
	(in thousands)
Beginning balance	$15,833	$15,195
Expense	3,513	3,029
Payments/adjustments	(3,720)	(3,322)
Ending balance	$15,626	$14,902

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

	Quarter Ended
	September 29,	September 27,
	2007	2008
	(in thousands)
Beginning balance	$36,126	$31,015
Expense	10,540	5,290
Payments/adjustments	(9,721)	(7,171)
Ending balance	$36,945	$29,134

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Motorized and Towable Recreational Vehicle Segment Products
Our products range in suggested retail price from $45,000 to $700,000 for motor coaches and from $11,000 to $70,000 for towables.  Based upon retail registrations for the first eight months of 2008, we believe we had a 26.5% share of the market for diesel Class A motor coaches, a 7.5% share of the market for gas Class A motor coaches, a 17.2% share of the market for all Class A motor coaches, a 2.7% share of the market for Class C motor coaches, a 4.3% share of the market for travel trailers and a 2.4% share of the market for fifth wheel towables.

The recreational vehicle (“RV”) market in the third quarter of 2008 continued to decline compared to 2007.  Record-high fuel prices and shrinking consumer credit markets continue to dampen consumer demand.  The market saw wholesale shipments of Class A units decline 63.6% during the quarter compared to the same period last year.  We experienced a 48.8% decrease in Class A sales to dealers in the third quarter of 2008 compared to the same period last year.  The overall wholesale contraction in the RV market continues to put pressure on our business, and the Class A wholesale market is projected by the RV Industry Association (“RVIA”) to decline by 24.5% for the full year 2008 compared to 2007.*  However, we believe the long-term potential of the RV market is still rooted in solid demographics.  This is most readily evidenced by the so-called “baby boomer” generation, which as it ages will continue to expand our target market well into 2015 and should provide a consumer base that is enthusiastic to embrace the RV lifestyle.*

The motorized market has been significantly impacted by the current market conditions.  The tightening of the retail credit market is placing pressures on the retail customers and our dealers continue to be cautious in the amount of inventory they are willing to carry.  Consequently, we have been very diligent in monitoring the wholesale versus retail shipments of our products.  The decline in wholesale demand has exerted extreme pressure on our pricing to dealers.  This is a major factor in the decrease of our gross margins and partially offsets the improvements we have made in our plant efficiencies.

Wholesale shipments of towable recreational vehicles were down 38.4% in the third quarter of 2008 as compared to the same period in 2007.  In 2008, we introduced several new floorplans and new lightweight and inexpensive models to compete in this market sector.  We believe that these new offerings will enable us to compete more effectively in these more challenging market conditions.*

As the market has declined, we announced in July 2008, that we were ceasing all operations in Wakarusa, Elkhart and Nappanee, Indiana.  The operations have been relocated to our facilities in Coburg, Oregon and Warsaw, Indiana.  The shutdown of our operations in Wakarusa, Elkhart and Nappanee, Indiana were substantially completed by September 27, 2008.  We anticipate that this move will increase plant utilization in the remaining facilities and decrease indirect costs of sales.*

Motorhome Resort Segment
The Company also owns and operates three motorhome resort properties (the “Resorts”), located in Las Vegas, Nevada, Indio, California, and Bay Harbor, Michigan.  The development of a motorhome resort located in Naples, Florida is nearing completion.  Lots at the Bay Harbor, Michigan location were available for sale in the third quarter of 2008 and lots at the Naples, Florida location are expected to be available for sale in the fourth quarter of 2008.*  In addition, the Company also has land to develop in La Quinta, California.  The Resorts offer sales of individual lots to owners, and also offer common interests in the amenities at each resort. Lot prices for remaining unsold lots at the resorts range from $114,900 to $329,900.  Amenities at the Resorts include:  club house facilities, tennis, swimming, and golf.  The Resorts provide destination locations for premium Class A motor coach owners, and help to promote the recreational lifestyle.

Business Changes
In March 2007, we completed the formation of a joint venture with Navistar, Inc. (NAV) for the purpose of manufacturing rear diesel chassis.  This joint venture, known as Custom Chassis Products LLC (CCP), enables us to take advantage of purchasing synergies, access engineering and design expertise from NAV.  Our ownership interest is 49%, and we are accounting for the activity of this operation using the equity method of accounting.

In October 2007, the Company ceased operations of towable products at one of our facilities located in Elkhart, Indiana.  The manufacturing of these products was relocated to our plants in Wakarusa and Warsaw, Indiana.  The property was listed for either sale or lease and continues to be marketed as such.  Management assessed the fair value of the property at December 29, 2007 based on projected cash flows generated from a lease transaction and determined there was no impairment.  Based on the decline of the real estate market during 2008, management has reassessed the fair value of the property as of June 28, 2008 and the Company recognized an asset impairment charge of $2.0 million in the second quarter of 2008.  During the third quarter of 2008, the Company conducted another appraisal and determined that further write-downs were not necessary on this facility.  The impairment charge is reported under the Towable Recreational Vehicle segment.

On July 17, 2008, the Company announced the closure of most of its production and service center operations in Wakarusa, Elkhart and Nappanee, Indiana.  Production of the majority of the motorized units manufactured in these locations have been relocated to our Coburg, Oregon operations.  Production of the remaining motorized units, together with production of towable units, have been relocated to our Warsaw, Indiana location.  The shutdown was substantially completed by September 27, 2008.

Approximately 1,400 hourly and salaried employees were impacted by the shutdown, representing 33% of the Company’s total workforce.  The Company will continue to maintain a significant presence in the northern Indiana area with approximately 700 employees at its operations in Warsaw, Milford and Goshen, Indiana.

The decision to reduce operations was made in light of continued deteriorating market conditions for the RV industry.  In recent quarters, in order to align production with retail demand, the Company has reduced production by taking days and weeks off.  The closure of the Company’s two production facilities in Indiana is expected to decrease the Company’s Class A motorized production capacity from approximately 180 units per week to 90.*

The Company recorded restructuring and impairment charges in the third quarter of 2008 of $21.5 million.  These charges included (i) $16.5 million for property and other fixed asset impairments, (ii) $2.1 million for expenses associated with the closure of the facilities; (iii)  $2.5 million for personnel related costs, including severance benefits, transfer bonuses, and relocation assistance costs; (iv)  $157,000 of charges for the physical relocation of inventory; and (v) $329,000 for contract termination fees and penalties  We expect to incur additional costs in the fourth quarter of 2008 of approximately $600,000 to $700,000 related to additional clean up of facilities and employee relocation assistance.  In addition, we expect to incur costs until the properties are sold related to taxes, utilities and insurance of approximately $300,000 to $400,000 per quarter.* The restructuring and impairment charges are reported under the Motorized Recreational Vehicle segment.  We expect these changes to provide a benefit from savings ranging from $8.0 to $11.0 million on a quarterly basis.*

The Company recorded a non-cash charge of $47 million for impairment of goodwill in the third quarter of 2008.  During the third quarter of 2008, we experienced a significant decline in market capitalization driven primarily by record-high fuel prices and overall recreation vehicle industry conditions. We determined that these factors combined with the deterioration of the credit market were an indicator that a goodwill impairment test was required pursuant to SFAS 142. As a result, we estimated fair value based on a discounted projection of future cash flows. We determined that goodwill was impaired and recorded a non-cash charge, which entirely related to the motorized segment. We estimated fair value based on a discounted projection of future cash flows for both the motorized and towable reportable segments and reconciled these fair values to our market capitalization as of September 27, 2008.  We determined that goodwill was impaired for the motorized segment and recorded the non-cash charge to write off all goodwill associated with that segment.  Next, we reconciled our segment values to our current market capitalization and determined that the fair value supported the goodwill for our towable segment.  Any further decline of our market capitalization or projections of future cash flows could result in future write downs of the remaining goodwill.

RESULTS OF CONSOLIDATED OPERATIONS

Quarter ended September 29, 2007 Compared to Quarter ended September 27, 2008
The following table illustrates the results of consolidated operations for the quarters ended September 29, 2007 and September 27, 2008.  All dollar amounts are in thousands.

	Quarter Ended		Quarter Ended
	September 29,	%	September 27,	%	$	%
	2007	of Sales	2008	of Sales	Change	Change
Net sales	$322,422	100.0%	$166,267	100.0%	$(156,155)	(48.4)%
Cost of sales	286,243	88.8%	165,485	99.5%	120,758	42.2%
Gross profit	36,179	11.2%	782	0.5%	(35,397)	(97.8)%
Selling, general, and
administrative expenses	29,661	9.2%	22,870	13.7%	6,791	22.9%
Impairment of goodwill	0	0.0%	46,966	28.3%	(46,966)	(100.0)%
Restructuring and impairment
charges	0	0.0%	21,531	13.0%	(21,531)	(100.0)%
Operating income (loss)	$6,518	2.0%	$(90,585)	(54.5)%	$(97,103)	(1,489.8)%

Overall Company Performance in the Third Quarter of 2008
Third quarter net sales decreased 48.4% to $166.3 million compared to $322.4 million for the same period last year.  Gross diesel motorized sales were down 52.4%, gas motorized sales were down 7.7%, and towables were down 40.9%.  Diesel products accounted for 61.7% of our third quarter revenues while gas products were 14.6%, and towables were 23.7%.  Our overall unit sales were down 39.3% in the third quarter of 2008 to 3,282 units, with diesel motorized unit sales down 54.2% to 495 units, gas motorized unit sales down 18.5% to 318 units, and towable unit sales down 37.3% to 2,469 units.  Our total gross average unit selling price decreased to $53,100 from $59,800 in the same period last year, reflecting a shift in the mix of products sold.

Gross profit for the third quarter of 2008 decreased to $782,000, down from $36.2 million in the third quarter of 2007, and gross margin decreased from 11.2% in the third quarter of 2007 to 0.5% in the third quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended		Quarter Ended
	September 29,	%	September 27,	%	Change in
	2007	of Sales	2008	of Sales	% of Sales
Direct materials	$200,708	62.2%	$108,749	65.3%	3.1%
Direct labor	31,888	9.9%	16,807	10.1%	0.2%
Warranty	10,540	3.3%	5,290	3.2%	(0.1)%
Other direct	14,688	4.6%	10,570	6.4%	1.8%
Indirect	28,419	8.8%	24,069	14.5%	5.7%
Total cost of sales	$286,243	88.8%	$165,485	99.5%	10.7%

•
Direct materials increases in 2008, as a percent of sales, were 3.1% or $5.2 million.  The increase was due mainly to the impact of increased sales discounts, which caused direct material, as a percent of sales, to increase by 3.7% or $6.3 million.  The negative impact of discounts on direct material, as a percent of sales, was offset by decreases in material costs due to initiatives the Company implemented during the last fifteen months to improve efficiencies in production plants and obtain better raw materials pricing.

•
Direct labor increases in 2008, as a percent of sales, were 0.2% or $333,000.  The increase was due to the impact of increased sales discounts, which resulted in direct labor, as a percent of sales, to increase by 0.6% or $988,000.  This increase was partially offset by labor saving initiatives the Company implemented during the third quarter of 2008 to control labor costs.

•	Decreases in warranty expense in 2008, as a percent of sales, were 0.1% or $166,000. The remaining decrease of $5.3 million was due to lower sales volumes.
•
Increases in other direct costs in 2008, as a percent of sales, were 1.8% or $3.0 million.  This increase was the result of higher compensation and other employee-related benefit costs of $1.3 million, out-of-policy warranty repairs of $499,000, and delivery freight expense of $1.2 million.

•
Decreases in indirect costs in 2008 were $4.4 million in total dollars.  These decreases were partially the result of consolidation of component facilities and consolidation of a towable production line and a motorized production line into one facility in late 2007.  In addition, these decreases were due to the decline in the volume of units produced as the restructuring of the production operations progressed during the third quarter of 2008.  The decreases were partially offset by a charge in 2008 of $613,000 related to fixed overhead costs not absorbed, on a percent of sales basis, in certain production facilities as plant utilization was below historical normal capacity levels.  Indirect costs, as a percent of sales, were also impacted by increased sales discounts in 2008.  The increase in sales discounts in 2008 resulted in indirect costs increasing, as a percent of sales, by 0.8% or $971,000.

Selling, general, and administrative expenses (S,G,&A) decreased by $6.8 million in the third quarter of 2008 to $22.9 million compared to the third quarter of 2007 and increased as a percentage of sales from 9.2% in the third quarter of 2007 to 13.7% in the third quarter of 2008.  Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Quarter Ended		Quarter Ended
	September 29,	%	September 27,	%	Change in
	2007	of Sales	2008	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$7,176	2.2%	$4,738	2.9%	0.7%
Selling expenses	7,778	2.4%	6,002	3.6%	1.2%
Settlement expense	3,513	1.1%	3,029	1.8%	0.7%
Marketing expenses	3,172	1.0%	1,902	1.1%	0.1%
Other	8,022	2.5%	7,199	4.3%	1.8%
Total S,G,&A expenses	$29,661	9.2%	$22,870	13.7%	4.5%

•	Decreases in salaries, bonus and benefit expenses in 2008 were $2.4 million. These decreases were due to reductions in management bonus expense of $1.7 million and in administrative wages of $764,000.
•
Decreases in selling expenses in 2008 were $1.8 million.  These decreases were predominately due to lower costs for selling programs at our dealers’ lots of $1.0 million, and a $575,000 reduction in sales commissions as a result of reduced sales.

•	Settlement expense (litigation settlement expense) in 2008 decreased by $483,000. The total dollar decrease was the result of a decrease in the number of litigation cases in 2008 compared to 2007.
•
Decreases in marketing expenses in 2008 were $1.3 million.  These decreases were the result of lower expenses associated with advertising costs of $299,000, a reduction in printed materials and magazines of $438,000, and a decrease in shows and rallies expenses of $534,000.

•
Decreases in other expenses in 2008 were $822,000.  These decreases were predominately the result of reductions in contract services of $415,000, general insurance of $204,000, travel expenses of $357,000, and supplies and postage of $277,000, offset by an increase in bad debt expense of $332,000 and depreciation expense of $51,000.  The remainder of the change was due to decreases in various other expenses.

A non-cash charge of $47.5 million for the impairment of motorized goodwill occurred as a result of an impairment test performed as of the third quarter of 2008.  During the quarter we experienced a significant decline in market capitalization driven primarily by record-high fuel prices and overall recreation vehicle industry conditions.  The declines in fair value no longer supported the value of motorized goodwill recorded.

The restructuring and impairment charges of $21.5 million primarily reflect the costs incurred to cease production and service center operations in Wakarusa, Elkhart and Nappanee, Indiana.  The restructuring plan was announced on July 17, 2008 and was substantially completed by September 27, 2008.  The charges consist of $13.4 million for property impairment, $3.1 million for equipment and other fixed asset impairment, $2.1 million for expenses associated with the closure of the facilities, $2.5 million for personnel related costs, including severance benefits and relocation assistance costs, $157,000 for relocation of inventory, and $329,000 for contract termination fees and penalties.  In addition, we recognized $1.6 million of tax provision related to the uncertainty of a state tax credit.  We expect to incur additional costs in the fourth quarter of 2008 of approximately $600,000 to $700,000 related to additional clean up of facilities and employee relocation assistance.  In addition, we expect to incur costs until the properties are sold related to taxes, utilities and insurance of approximately $300,000 to $400,000 per quarter.*

The operating loss was $90.6 million, or 54.5% of sales, in the third quarter of 2008 compared to an operating income of $6.5 million, or 2.0% of sales, in the same 2007 period. The decrease in operating income was due predominantly to decreased sales, lower gross margins, higher S,G,&A costs as a percent of sales, goodwill impairment charges, and restructuring and asset impairment costs.

Net interest expense was $1.2 million in the third quarter of 2008 (net of capitalized interest of $286,000) versus $829,000 in the comparable 2007 period, reflecting higher overall corporate borrowings during the third quarter of 2008 partially offset by lower interest rates as compared to the same period in 2007.

We reported a benefit from income taxes of $20.7 million, or an effective tax rate of 22.4%, in the third quarter of 2008, compared to a provision for income taxes of $2.0 million, or an effective tax rate of 35.3%, in the third quarter of 2007.  The income tax benefit in 2008 was due to the loss before income taxes.  The tax benefit was partially offset by a permanent difference of $13.8 million related to the goodwill impairment charge and $1.6 million related to the uncertainty of a state tax credit.

Net loss for the third quarter of 2008 was $71.8 million compared to net income of $3.7 million for the third quarter of 2007 due primarily to lower sales, lower gross margin, higher S,G,&A expenses as a percentage of sales, goodwill impairment charges, and restructuring and asset impairment costs, which was partially offset by the income tax benefit.

Third Quarter 2007 versus Third Quarter 2008 for the Motorized Recreational Vehicle Segment
The following table illustrates the results of the MRV segment for the quarters ended September 29, 2007 and September 27, 2008 (dollars in thousands):

	Quarter Ended		Quarter Ended
	September 29,	%	September 27,	%	$	%
	2007	of Sales	2008	of Sales	Change	Change
Net sales	$257,982	100.0%	$128,504	100.0%	$(129,478)	(50.2)%
Cost of sales	228,565	88.6%	128,614	100.1%	99,951	43.7%
Gross profit (deficit)	29,417	11.4%	(110)	(0.1)%	(29,527)	(100.4)%
Selling, general, and
administrative expenses
and corporate overhead	22,570	8.7%	16,147	12.6%	6,423	28.5%
Impairment of goodwill	0	0.0%	46,966	36.5%	(46,966)	(100.0)%
Restructuring and impairment
charges	0	0.0%	21,531	16.8%	(21,531)	(100.0)%
Operating income (loss)	$6,847	2.7%	$(84,754)	(66.0)%	$(91,601)	(1,337.8)%

Total net sales for the MRV segment were down from $258.0 million in the third quarter of 2007 to $128.5 million in the third quarter of 2008.  Gross diesel motorized revenues were down 52.4% and gross gas motorized revenues were down 7.7%.  Diesel products accounted for 80.9% of the MRV segment’s third quarter of 2008 gross revenues while gas products were 19.1%.  The overall decrease in revenues was due to the decline in the motorized retail market, as well as the increase of gas motorized units sold in our overall MRV segment mix.  Our MRV segment unit sales were down 44.7% year over year from 1,470 units in the third quarter of 2007 to 813 units in the third quarter of 2008.  Diesel motorized unit sales were down 54.2% to 495 units and gas motorized unit sales were down 18.5% to 318 units.

Gross profit for the MRV segment for the third quarter of 2007 of $29.4 million decreased to a gross deficit of $110,000 for the third quarter of 2008, and gross margin decreased from 11.4% in the third quarter of 2007 to a negative 0.7% in the third quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended		Quarter Ended
	September 29,	%	September 27,	%	Change in
	2007	of Sales	2008	of Sales	% of Sales
Direct materials	$161,595	62.6%	$84,776	66.0%	3.4%
Direct labor	24,346	9.5%	12,516	9.7%	0.2%
Warranty	8,612	3.3%	3,801	3.0%	(0.3)%
Other direct	10,168	4.0%	7,388	5.7%	1.7%
Indirect	23,844	9.2%	20,133	15.7%	6.5%
Total cost of sales	$228,565	88.6%	$128,614	100.1%	11.5%

•
Direct materials increases in 2008, as a percent of sales, were 3.4% or $4.4 million.  The increase was due to the impact of increased sales discounts, which caused direct material, as a percent of sales, to increase by 4.2% or $5.8 million.  The negative impact of discounts on direct material, as a percent of sales, was offset by decreases in material costs due to initiatives the Company has implemented during the last fifteen months to obtain better raw materials pricing.

•
Direct labor increases in 2008, as a percent of sales, were 0.2%, or $257,000.  The increase was due to the impact of increased sales discounts, which resulted in direct labor increasing, as a percent of sales, by 0.6% or $728,000.  This increase was partially offset by labor saving initiatives the Company implemented during the third quarter of 2008 to control labor costs.

•	Decrease in warranty expense in 2008, as a percent of sales, was 0.3% or $386,000. The remaining decrease of $4.4 million was due to lower sales volumes.
•
Increase in other direct costs in 2008, as a percent of sales, were 1.7% or $2.2 million.  This change was due to an increase in out-of-warranty repairs of $514,000, compensation and other employee related benefit costs of $1.2 million and delivery expense of $514,000.

•
Decreases in indirect costs in 2008 were $3.7 million.   These decreases were partially the result of consolidation of component facilities and consolidation of a towable production line and a motorized production line into one facility in late 2007.  In addition, these decreases were due to the decline in the volume of units produced as the restructuring of the production operations progressed during the third quarter of 2008.  The decreases were partially offset by a charge in 2008 of $613,000 related to fixed overhead costs not absorbed, on a percent of sales basis, in certain production facilities as plant utilization was below historical normal capacity levels.  Indirect costs, as a percent of sales, were also impacted by increased sales discounts in 2008.  The increase in sales discounts in 2008 resulted in indirect costs increasing, as a percent of sales, by 1.0% or $939,000.

S,G,&A expenses for the MRV segment decreased in total dollars by $6.4 million as compared to 2007.  As a percent of sales, the S,G,&A expenses increased due to lower sales levels and increases in sales discounts.

A non-cash charge of $47.5 million for the impairment of motorized goodwill occurred as a result of an impairment test performed as of the third quarter of 2008.  During the quarter we experienced a significant decline in market capitalization driven primarily by record-high fuel prices and overall recreation vehicle industry conditions.  The declines in fair value no longer supported the value of motorized goodwill recorded.

The restructuring and impairment charges of $21.5 million primarily reflect the costs incurred to cease production and service center operations Wakarusa, Elkhart and Nappanee, Indiana.  The restructuring plan announced on July 17, 2008 was substantially completed by September 27, 2008.  The charges consist of $13.4 million for property impairment, $3.1 million for equipment and other fixed asset impairment, $2.1 million for expenses associated with the closure of the facilities, $2.5 million for personnel related costs, including severance benefits and relocation assistance costs, $157,000 for relocation of inventory, and $329,000 for contract termination fees and penalties.

The operating loss was due to lower sales, higher sales discounts, lower gross margins, higher S,G,&A expenses as a percent of sales, and the non-cash goodwill impairment and restructuring charges.

Third Quarter 2007 versus Third Quarter 2008 for the Towable Recreational Vehicle Segment
The following table illustrates the results of the TRV Segment for the quarters ended September 29, 2007 and September 27, 2008 (dollars in thousands):

	Quarter Ended		Quarter Ended
	September 29,	%	September 27,	%	$	%
	2007	of Sales	2008	of Sales	Change	Change
Net sales	$64,221	100.0%	$37,106	100.0%	$(27,115)	(42.2)%
Cost of sales	57,531	89.6%	36,459	98.3%	21,072	36.6%
Gross profit	6,690	10.4%	647	1.7%	(6,043)	(90.3)%
Selling, general, and
administrative expenses
and corporate overhead	5,819	9.0%	5,065	13.7%	754	13.0%
Operating income (loss)	$871	1.4%	$(4,418)	(12.0)%	$(5,289)	(607.2)%

Total net sales for the TRV segment were down from $64.2 million in the third quarter of 2007 to $37.1 million in the third quarter of 2008.  This decrease is due to softer market conditions in the towable sector. The Company’s unit sales were down 37.3% to 2,469 units.  Average unit selling price decreased to $16,700 in the third quarter of 2008 from $17,700 in the same period last year.

Gross profit for the TRV segment for the third quarter of 2008 decreased to $647,000, down from $6.7 million in the third quarter of 2007, and gross margin decreased from 10.4% in the third quarter of 2007 to 1.7% in the third quarter of 2008.  Changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Quarter Ended		Quarter Ended
	September 29,	%	September 27,	%	Change in
	2007	of Sales	2008	of Sales	% of Sales
Direct materials	$39,055	60.8%	$23,635	63.7%	2.9%
Direct labor	7,542	11.8%	4,260	11.5%	(0.3)%
Warranty	1,928	3.0%	1,488	4.0%	1.0%
Other direct	4,520	7.0%	3,180	8.6%	1.6%
Indirect	4,486	7.0%	3,896	10.5%	3.5%
Total cost of sales	$57,531	89.6%	$36,459	98.3%	8.7%

•
Direct material increases in 2008, as a percent of sales, were 2.9% or $1.1 million.  The increase was primarily due to the impact of increased sales discounts, which caused direct material, as a percent of sales, to increase by 2.0% or $731,000.

•
Direct labor decreases in 2008, as a percent of sales, were 0.3% or $111,000.  The decrease was partially offset by an increase in sales discounts, which caused direct labor, as a percent of sales, to increase by 0.4% or $126,000.

•	Warranty expense increases in 2008, as a percent of sales, were 1.0% or $371,000. The net decrease of $811,000 was due to lower sales volumes.
•
Other direct costs increases in 2008, as a percent of sales, were 1.6% or $594,000.  The change was due to an increase in delivery expense of $446,000 and other employee related benefit costs of $148,000.

•
Decreases in indirect costs in 2008 of $590,000 were due to the overall decrease in production.  Indirect costs, as a percent of sales, were also impacted by increased sales discounts in 2008.  The increase in sales discounts in 2008 resulted in indirect costs increasing, as a percent of sales, by 0.3% or $78,000.

S,G,&A expenses for the TRV segment decreased in total dollars by $754,000 as compared to 2007.  As a percent of sales, the S,G,&A expenses increased due to lower sales levels and increases in sales discounts.

The operating loss was due to lower sales, higher sales discounts, lower gross margins, and higher S,G,&A expenses as a percent of sales.

Third Quarter 2008 versus Third Quarter 2007 for the Motorhome Resort Segment
The following table illustrates the results of the Motorhome Resort Segment (MR segment) for the quarters ended September 29, 2007 and September 27, 2008 (dollars in thousands):

	Quarter Ended		Quarter Ended
	September 29,	%	September 29,	%	$	%
	2007	of Sales	2008	of Sales	Change	Change
Net sales	$219	100.0%	$657	100.0%	$438	200.0%
Cost of sales	147	67.1%	412	62.7%	(265)	(180.3)%
Gross profit	72	32.9%	245	37.3%	173	240.3%
Selling, general, and
administrative expenses
and corporate overhead	1,272	580.8%	1,658	252.4%	(386)	(30.4)%
Operating loss	$(1,200)	(547.9)%	$(1,413)	(215.1)%	$(213)	(17.8)%

Net sales increased 200.0% to $657,000 compared to $219,000 for the same period last year.  The decline in overall real estate values and the declining sales in the RV market had an impact on the demand for resort lots.  We are currently selling lots at our Indio, California, Las Vegas, Nevada and Bay Harbor, Michigan resorts as well as developing a resort in Naples, Florida.  The Bay Harbor location had lots available for sale as of the end of the third quarter of 2008 and the Naples location should have lots available for sale in the fourth quarter of 2008.  The Company still expects that while sales may remain slower than expected, the need for luxury resort locations within the industry will remain strong.*

Gross profit for the MR segment increased to 37.3% of sales in the third quarter of 2008 compared to 32.9% of sales in the same period last year.  The gross margin increase was due to increased sales on resort lots, as well as the sales of higher priced lots with more favorable profit margins.

S,G,&A expenses decreased, as a percentage of sales, due to higher sales volumes.

The operating loss was due to low sales volumes and an increase in S,G&A expenses in total dollars.

Nine Months Ended September 29, 2007 Compared to Nine Months ended September 27, 2008
The following table illustrates the results of consolidated operations for the nine months ended September 29, 2007 and September 27, 2008 (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 29,	%	September 27,	%	$	%
	2007	of Sales	2008	of Sales	Change	Change
Net sales	$979,985	100.0%	$620,530	100.0%	$(359,455)	(36.7)%
Cost of sales	871,212	88.9%	594,769	95.8%	276,433	31.7%
Gross profit	108,773	11.1%	25,761	4.2%	(83,012)	(76.3)%
Selling, general, and
administrative expenses	89,885	9.2%	73,763	11.9%	16,122	17.9%
Impairment of goodwill	0	0.0%	46,966	7.6%	(46,966)	(100.0)%
Restructuring and impairment
charges	0	0.0%	23,497	3.8%	(23,497)	(100.0)%
Operating income (loss)	$18,888	1.9%	$(118,465)	(19.1)%	$(137,353)	(727.2)%

Consolidated sales for the nine months ended September 27, 2008 were $620.5 million versus $980.0 million, representing a 36.7% decrease.  This decrease was due to the continued decline in the recreational vehicle retail market.  The resort revenues were lower due to the declining real estate market, as well as due to shrinking inventories of available lots and competition within the Company’s own resorts from owner resales in 2008.

Gross profit for the nine month period of 2008 decreased to $25.8 million, down from $108.8 million in the same period of 2007 and gross margins decreased from 11.1% in 2007 to 4.2% in 2008.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 29,	%	September 27,	%	Change in
	2007	of Sales	2008	of Sales	% of Sales
Direct materials	$608,147	62.1%	$398,281	64.2%	2.1%
Direct labor	96,512	9.8%	63,157	10.2%	0.4%
Warranty	31,887	3.3%	22,183	3.5%	0.2%
Other direct	47,933	4.9%	36,319	5.8%	0.9%
Indirect	86,733	8.8%	74,829	12.1%	3.3%
Total cost of sales	$871,212	88.9%	$594,769	95.8%	6.9%

•
Direct materials increases in 2008, as a percent of sales, were 2.1% or $13.0 million.  The increase was due to the impact of increased sales discounts, which caused direct material, as a percent of sales, to increase by 1.9% or $11.7 million.  The remaining increase was due to a change in the product mix, as gross sales of gas motorized units, which have higher material usage rates, were a larger portion of sales.

•
Direct labor increases in 2008, as a percent of sales, were 0.4% or $2.5 million.  The increase was mostly due to the impact of increased sales discounts, which resulted in direct labor, as a percent of sales, to increase by 0.3% or $2.3 million.  The remaining increase was due to a change in the product mix of sales.

•
Increases in warranty in 2008, as a percent of sales, were 0.2% or $1.2 million.  The Company refined the estimate of units still under warranty and the improved data resulted in a one-time reduction to the product warranty reserve of $2.8 million.  Excluding this benefit, the increase in sales discounts caused warranty expense, as a percent of sales, to increase by 0.1% or $620,000.

•
Increases in other direct costs in 2008, as a percent of sales, were 0.9% or $5.6 million.  The change was the result of increases in out-of-warranty repairs of $1.9 million, compensation and other employee related benefit costs of $1.8 million and delivery expenses of $1.9 million.

•
Decreases in indirect costs in 2008 were $11.9 million.  These decreases were partially the result of consolidation of component facilities and consolidation of a towable production line and a motorized production line into one facility in late 2007.  In addition, these decreases were due to the decline in the volume of units produced, which decreased indirect variable costs.  The decreases were partially offset by a charge in 2008 of $2.1 million related to fixed overhead costs not absorbed, on a percent of sales basis, in certain production facilities as plant utilization dropped below historical normal capacity levels.  Indirect costs, as percent of sales, were also impacted by increased sales discounts in 2008.  The increase in sales discounts in 2008 resulted in indirect costs increasing, as a percent of sales, by 0.4% or $2.3 million.

S,G,&A expenses decreased by $16.1 million to $73.8 million for the nine month period of 2008, but increased as a percentage of sales from 9.2% in 2007 to 11.9% in 2008.  Changes in S,G,&A expenses are set forth in the following table (dollars in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 29,	%	September 27,	%	Change in
	2007	of Sales	2008	of Sales	% of Sales
Salaries, bonus, and benefit expenses	$21,906	2.3%	$16,718	2.7%	0.4%
Selling expenses	25,788	2.6%	18,154	2.9%	0.3%
Settlement expense	10,004	1.0%	10,852	1.7%	0.7%
Marketing expenses	6,837	0.7%	6,571	1.1%	0.4%
Other	25,350	2.6%	21,468	3.5%	0.9%
Total S,G,&A expenses	$89,885	9.2%	$73,763	11.9%	2.7%

•
Decreases in salaries, bonus and benefit expenses in 2008 were $5.2 million.  These decreases were due to a reduction in management bonus expense of $4.3 million and administrative wages of $1.1 million, offset by an increase in long-term incentive stock-based program expenses of $250,000.

•
Decreases in selling expenses in 2008 were $7.6 million.  These decreases were due to lower costs for selling programs at our resort properties of $414,000, lower sales commissions of $1.1 million due to reduced sales, and lower costs of $6.1 million related to selling expenses.  The decrease in selling expenses includes a reduction to accruals of $3.9 million related to modifications made to the terms of the Company’s sales and promotion programs.

•
Settlement expense (litigation settlement expense) in 2008 increased by $848,000.  The total dollar increase was the result of increases in the number of litigation cases in 2008 versus 2007 as well as increases in the amounts reserved for certain pending litigation.

•
Decreases in marketing expenses in 2008 were $266,000.  These decreases were mostly the result of lower expenses associated with printed materials of $314,000 and magazines of $145,000, partially offset by an increase in costs related to our in-house printing shop of $169,000.

•
Decreases in other expenses in 2008 were $3.9 million.  These decreases were predominately due to reductions in contract services expense of $1.5 million and resort lot participation accrual of $1.6 million.  The decrease of the resort lot participation accrual expense as a result of the Company reaching a settlement related to a profit sharing agreement with the prior owners of the Indio, California and Las Vegas, Nevada resorts.  The remainder of the change was due to a decrease in various other expenses.

A non-cash charge of $47.5 million for the impairment of motorized goodwill occurred as a result of an impairment test performed as of the third quarter of 2008.  During the quarter we experienced a significant decline in market capitalization driven primarily by record-high fuel prices and overall recreation vehicle industry conditions.  The declines in fair value no longer supported the value of motorized goodwill recorded.

The restructuring and impairment charges included $21.5 million primarily related to the costs incurred to cease production and service center operations in Wakarusa, Elkhart and Nappanee, Indiana.  The restructuring plan announced on July 17, 2008 was substantially completed by September 27, 2008.  The charges consisted of $13.4 million for property impairment, $3.1 million for equipment and other fixed asset impairment, $2.1 million for expenses associated with the closure of the facilities, $2.5 million for personnel related costs, including severance benefits and relocation assistance costs, $157,000 for relocation of inventory, and $329,000 for contract termination fees and penalties.  In addition we recognized $1.6 million of tax provision related to the uncertainty of a state tax credit.  We expect to incur additional costs in the fourth quarter of 2008 of approximately $600,000 to $700,000 related to additional clean up of facilities and employee relocation assistance.  In addition, we expect to incur costs until the properties are sold related to taxes, utilities and insurance of approximately $300,000 to $400,000 per quarter.*

The restructuring charges also included $2.0 million related to an impairment charge recognized in the second quarter of 2008 on our production facility in Elkhart, Indiana.  In October 2007, the Company ceased operations at this facility.  The towable products previously produced at this location were relocated to facilities in Wakarusa and Warsaw, Indiana.  Based on the declining real estate market in the second quarter of 2008, the Company reassessed the fair market value of the building and determined it was appropriate to recognize the impairment charge.

The operating loss was $118.5 million, or 19.1% of sales, for the nine month period of 2008 compared to operating income of $18.9 million, or 1.9% of sales, in the similar 2007 period. The operating loss was due to the reduction in sales, lower gross margins, higher S,G,&A expenses as a percentage of sales, goodwill impairment charges, and restructuring costs.

Net interest expense was $2.8 million for the nine month period of 2008 (net of capitalized interest of $646,000) versus $2.7 million in the comparable 2007 period, reflecting higher overall corporate borrowings during the nine month period of 2008, partially offset by lower interest rates as compared to the same period in 2007.

We reported a benefit from income taxes of $31.0 million, or an effective tax rate of 25.6% for the nine month period of 2008, compared to a provision for income taxes of $6.0 million, or an effective tax rate of 38.4% for the comparable 2007 period.  The income tax benefit in 2008 was due to the loss before income taxes and a one time tax benefit related to the reduction of the resort lot participation accrual as a result of the settlement with the prior owners of the properties.  The tax benefit was partially offset by an adjustment to a valuation allowance for state tax credits expected to expire before being used, a permanent difference of $13.8 million related to the goodwill impairment charge and $1.6 million related to the uncertainty of a state tax credit.

Net loss for the nine month period of 2008 was $89.9 million compared to net income of $9.6 million for the comparable period in 2007 due to a reduction in sales, lower operating margin, goodwill impairment charges, and restructuring costs.

Nine Months of 2007 versus Nine Months of 2008 for the Motorized Recreational Vehicle Segment
The following table illustrates the results of the MRV segment for the nine month period ended September 29, 2007 and September 27, 2008 (dollars in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 29,	%	September 27,	%	$		%
	2007	of Sales	2008	of Sales	Change		Change
Net sales	$754,192	100.0%	$471,811	100.0%		$(282,381)	(37.4)%
Cost of sales	672,029	89.1%	454,439	96.3%		217,590	32.4%
Gross profit	82,163	10.9%	17,372	3.7%		(64,791)	(78.9)%
Selling, general, and
administrative expenses
and corporate overhead	65,760	8.7%	52,262	11.1%		13,498	20.5%
Impairment of goodwill	0	0.0%	46,966	10.0%		(46,966)	(100.0)%
Restructuring and impairment
charges	0	0.0%	21,531	4.6%		(21,531)	(100.0)%
Operating income (loss)	$16,403	2.2%	$(103,387)	(22.0)%		$(119,790)	(730.3)%

Net sales for the MRV segment were down from $754.2 million in the nine month period of 2007 to $471.8 million in the nine month period of 2008.  Gross diesel motorized revenues were down 41.3%, and gas motorized revenues were up 6.3%.  Diesel products accounted for 82.3% of the MRV segment revenues while gas products were 17.7%.  The overall decrease in revenues reflects a decline in the motorized retail market, as well as the increase of gas motorized units sold in our overall MRV segment mix.  Our overall MRV segment unit sales were down 34.1% in the nine month period of 2008 to 2,933 units, with diesel motorized unit sales down 45.0% to 1,808 units, and gas motorized unit sales down 3.0% to 1,125 units.  Our average unit selling price decreased to $162,300 for the nine month period of 2008 from $167,800 in the same period last year.

Gross profit for the nine month period of 2008 decreased to $17.4 million, down from $82.2 million in 2007, and gross margin decreased from 10.9% in the nine month period of 2007 to 3.7% in the nine month period of 2008.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 29,	%	September 27,	%	Change in
	2007	of Sales	2008	of Sales	% of Sales
Direct materials	$471,470	62.5%	$305,849	64.8%	2.3%
Direct labor	71,717	9.5%	46,083	9.8%	0.3%
Warranty	24,785	3.3%	16,345	3.5%	0.2%
Other direct	31,485	4.2%	25,030	5.3%	1.1%
Indirect	72,572	9.6%	61,132	12.9%	3.3%
Total cost of sales	$672,029	89.1%	$454,439	96.3%	7.2%

•
Direct materials increases in 2008, as a percent of sales, were 2.3% or $10.9 million.  The increase was primarily due to the impact of increased sales discounts, which caused direct materials, as a percent of sales, to increase by 1.9% or $8.9 million.  The remaining increase of $1.9 million was due to a change in the product mix, as gross sales of gas motorized units, which have higher material usage rates, were a larger portion of the overall MRV segment sales mix.

•	Direct labor increases in 2008, as a percent of sales, were 0.3% or $1.4 million. The increase was mostly due to the impact of increased sales discounts.
•
Increases in warranty expense in 2008, as a percent of sales, were 0.2% or $944,000.  The Company refined the estimate of units still under warranty and the improved data resulted in a one-time reduction to the product warranty reserve of $2.8 million.  The remaining overall decrease was due to lower sales volumes.

•
Increases in other direct costs in 2008, as a percent of sales, were 1.1% or $5.2 million.  The change was due to increases in out-of-warranty repairs of $1.9 million, compensation and other employee related benefit costs of $1.4 million, and delivery expenses of $1.9 million.

•
Decreases in indirect costs in 2008 were $11.4 million.  These decreases were partially the result of consolidation of component facilities and consolidation of a towable production line and a motorized production line into one facility in late 2007.  In addition, these decreases were due to the decline in the volume of units produced, which decreased indirect variable costs.  The decreases were partially offset by a charge in 2008 of $2.0 million related to fixed overhead costs not absorbed, on a percent of sales basis, in certain production facilities as plant utilization was below historical normal capacity levels.  Indirect costs, as a percent of sales, were also impacted by increased sales discounts in 2008.  The increase in sales discounts in 2008 resulted in indirect costs increasing, as a percent of sales, by 0.4% or $1.2 million.

S,G,&A expenses for the MRV segment increased, as a percent of sales, due to lower sales levels and increases in salaries and benefit expenses, settlement expense, marketing expenses, and other S,G,&A expenses as a percent of sales, partially offset by decreases in selling expenses as a percent of sales.  The decrease in selling expenses includes a reduction to accruals of $3.9 million related to modifications made to the terms of the Company’s sales and promotion programs.

A non-cash charge of $47.5 million for the impairment of motorized goodwill occurred as a result of an impairment test performed as of the third quarter of 2008.  During the quarter we experienced a significant decline in market capitalization driven primarily by record-high fuel prices and overall recreation vehicle industry conditions.  The declines in fair value no longer supported the value of motorized goodwill recorded.

The restructuring and impairment charges of $21.5 million primarily reflect the costs incurred to cease production and service center operations in Wakarusa, Elkhart and Nappanee, Indiana.  The restructuring plan announced on July 17, 2008 was substantially completed by September 27, 2008.  The charges consist of $13.4 million for property impairment, $3.1 million for equipment and other fixed asset impairment, $2.1 million for expenses associated with the closure of the facilities, $2.5 million for personnel related costs, including severance benefits and relocation assistance costs, $157,000 for relocation of inventory, and $329,000 for contract termination fees and penalties.

The operating loss was due to lower sales, higher sales discounts, lower gross margins, higher S,G,&A expenses as a percent of sales, and the non-cash goodwill impairment and restructuring charges.

Nine Months of 2007 versus Nine Months of 2008 for the Towable Recreational Vehicle Segment
The following table illustrates the results of the TRV segment for the nine months ended September 29, 2007 and September 27, 2008 (dollars in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 29,	%	September 27,	%	$	%
	2007	of Sales	2008	of Sales	Change	Change
Net sales	$214,669	100.0%	$145,374	100.0%	$(69,295)	(32.3)%
Cost of sales	194,970	90.8%	138,592	95.3%	56,378	28.9%
Gross profit	19,699	9.2%	6,782	4.7%	(12,917)	(65.6)%
Selling, general, and
administrative expenses
and corporate overhead	18,053	8.4%	17,416	12.0%	637	3.5%
Impairment charges	0	0.0%	1,966	1.4%	(1,966)	(100.0)%
Operating income (loss)	$1,646	0.8%	$(12,600)	(8.7)%	$(14,246)	(865.5)%

Net sales for the TRV segment were down from $214.7 million in the nine month period of 2007 to $145.4 million in the nine month period of 2008.  The decrease was due to softer market conditions in the towable sector. The Company’s unit sales were down 25.2% to 10,057 units.  The average unit selling price decreased to $16,200 in the nine month period of 2008 from $17,500 in the same period last year.

Gross profit for the nine month period of 2008 decreased to $6.8 million, down from $19.7 million in 2007, and gross margin decreased from 9.2% in the nine month period of 2007 to 4.7% in the nine month period of 2008.  The changes in the components of cost of sales are set forth in the following table (dollars in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 29,	%	September 27,	%	Change in
	2007	of Sales	2008	of Sales	% of Sales
Direct materials	$133,035	62.0%	$90,937	62.5%	0.5%
Direct labor	24,542	11.4%	16,978	11.7%	0.3%
Warranty	7,102	3.3%	5,838	4.0%	0.7%
Other direct	16,416	7.6%	11,280	7.8%	0.2%
Indirect	13,875	6.5%	13,559	9.3%	2.8%
Total cost of sales	$194,970	90.8%	$138,592	95.3%	4.5%

•
Direct material increases in 2008, as a percent of sales, were 0.5% or $727,000.  These increases were a result of an increase in sales discounts, which caused direct materials, as a percent of sales, to increase by 1.6% or $2.2 million.   This was partially offset by a decrease due to the change in product mix to units with lower material usage rates.

•
Direct labor increases in 2008, as a percent of sales, were 0.3% or $407,000.  These increases were mostly due to the impact of increased sales discounts, which resulted in direct labor, as a percent of sales, to increase by 0.3% or $473,000.

•
Increases in warranty expense in 2008, as a percent of sales, were 0.7% or $1.0 million.  The increase was partially due to the impact of increased sales discounts, which resulted in warranty expense, as a percent of sales, to increase by 0.1% or $141,000.

•
Increases in other direct costs in 2008, as a percent of sales, were 0.2% or $291,000.  An increase in sales discounts, which caused other direct costs, as a percent of sales, to increase by 0.2% or $411,000, was partially offset by a decrease in delivery expenses.

•
Decreases in indirect costs in 2008 of $316,000 were partially due to a charge of $125,000 related to fixed overhead costs not absorbed on a percent of sales basis in certain production facilities as plant utilization dropped below historically normal levels.  Additionally, there were decreases in the variable portion of costs relative to the reduction in sales.  Indirect costs, as a percent of sales, were also impacted by increased sales discounts in 2008.  The increase in sales discounts in 2008 resulted in indirect costs increasing, as a percent of sales, by 0.2% or $191,000.

S,G,&A expenses for the TRV segment increased as a percent of sales due to lower sales levels and increases in selling expenses, marketing expenses, and other S,G,&A expenses as a percent of sales, partially offset by a decrease in salaries and benefit expenses as a percent of sales.

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

The operating loss was due to lower sales and gross profit, higher S,G,&A expenses as a percent of sales, and the asset impairment charge.

Nine Months of 2007 versus Nine Months of 2008 for the Motorhome Resorts Segment
The following table illustrates the results of the Motorhome Resorts Segment (MR segment) for the nine month period ended September 29, 2007 and September 27, 2008 (dollars in thousands):

	Nine Months		Nine Months
	Ended		Ended
	September 29,	%	September 27,	%	$	%
	2007	of Sales	2008	of Sales	Change	Change
Net sales	$11,124	100.0%	$3,345	100.0%	$(7,779)	(69.9)%
Cost of sales	4,213	37.9%	1,738	52.0%	2,475	58.7%
Gross profit	6,911	62.1%	1,607	48.0%	(5,304)	(76.7)%
Selling, general, and
administrative expenses
and corporate overhead	6,072	54.6%	4,085	122.1%	1,987	32.7%
Operating income (loss)	$839	7.5%	$(2,478)	(74.1)%	$(3,317)	(395.4)%

Net sales decreased 69.9% to $3.3 million compared to $11.1 million for the same period last year.  The decline in overall real estate values and the declining sales in the RV market have had an impact on the demand for resort lots.  The decrease was also due to fewer lots available for sale in the current year as the Indio, California and Las Vegas, Nevada resorts are near the end of their sales cycle.  In addition, there is competition within the Company’s own resorts from owner resales.  We are currently developing resorts in Naples, Florida and Bay Harbor, Michigan.  The Company still expects that while sales may remain slower than expected, that the needs for luxury resort locations within the industry will remain strong.*

Gross profit for the MR segment decreased to 48.0% of sales compared to 62.1% of sales in the same period last year.  Gross margin decreases were due to an increase in sales discounts and the additions of amenities designed to enhance the appeal of the resorts and demand for lots, but also added to the cost of sales.

S,G,&A expenses increased as a percent of sales due to lower sales that were not entirely offset by a reduction in total S,G,&A dollars.  The expenses included a reduction of $1.6 million to the resort lot participation accrual expense as the result of the Company reaching a settlement related to a profit sharing agreement with the prior owners of the Indio, California and Las Vegas, Nevada resorts.

The operating loss was due to lower lot sales volumes, a decrease in gross margins, and an increase in S,G&A expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facilities.  During the nine month period of 2008, the Company used cash of $38.4 million for operating activities and had a net cash balance of $3.0 million at September 27, 2008.  The Company used $27.1 million of cash from the net loss offset by non-cash expenses such as depreciation, amortization, stock-based compensation, impairment of goodwill, and restructuring and impairment charges.  Major uses of cash flows for operating activities included an increase of $10.7 million in resort lot inventory, an increase of $2.8 million in land held for development, an increase in income tax receivable of $15.2 million, a decrease of $26.5 million in trade accounts payable, a decrease of $6.0 million in product warranty reserve, and a decrease in accrued expenses and other liabilities of $16.5 million.  The major sources of cash were from a decrease of $42.9 million in trade accounts receivable and a decrease of $23.4 million in inventories.  The increase in resort lot inventory was due to the construction in progress at the Naples, Florida and Bay Harbor, Michigan properties.  The increase in land held for development was due to the purchase of the Bay Harbor, Michigan property for resort development in March 2008.  The increase in income tax receivable was due to the net loss recognized in the first nine months of 2008.  The decrease in trade accounts payable related to the decline in purchases of raw materials towards the end of the nine month period ended September 27, 2008 as we ceased operations in Wakarusa, Elkhart and Nappanee, Indiana.  As the nine months progressed, production output was reduced and raw materials that had built up towards the beginning of the year were used.  The decrease in product warranty reserve was due in part to the reduction of $2.8 million related to refining the estimate of warranty as well as lower sales.  The decrease in accrued expenses and other liabilities was associated primarily with decreases of accruals for management bonus, promotions and advertising, employee benefits, resort lot participation accrual, and various miscellaneous accruals.  The decrease in trade accounts receivable was due to improved collections and the decline in sales experienced in the third quarter of 2008 as compared to the fourth quarter of 2007. The decrease in inventories was due to reduced production as the Company worked to align production with declining retail demand in the RV market.

The Company’s credit facilities consist of a revolving line of credit (the “Line of Credit”) of up to $105.0 million and a term loan (“Term Debt”).  As of September 27, 2008, there was $49.9 million outstanding under the Line of Credit and $24.3 million outstanding on the Term Debt.  At the election of the Company, the credit facilities bear interest at rates that fluctuate based on the prime rate or LIBOR and are determined based on the Company’s leverage ratio.  The Company also pays interest quarterly on the unused available portion of the Line of Credit at varying rates, determined by the Company’s leverage ratio.  The amounts outstanding under the Line of Credit are due and payable in full on November 17, 2009 and interest is paid monthly.  The Term Debt requires quarterly interest and principal payments of $1.4 million, with a final balloon payment of $12.9 million due on November 18, 2010.  At September 27, 2008, the weighted-average interest rate on the Revolving Loan and the Term Debt was 6.0% and 5.8%, respectively.  The credit facilities are collateralized by all of the assets of the Company.  The Company also has four stand-by letters of credit outstanding totaling $3.1 million as of September 27, 2008.

The credit facilities require the Company to maintain a maximum leverage ratio, minimum current ratio, minimum debt service coverage ratio, and minimum tangible net worth.  The Company was in violation of its required leverage ratio, debt service coverage ratio, and tangible net worth covenant as of September 27, 2008.  The Company does not have a waiver for the covenant violations.  Accordingly, the Company has presented its long-term debt and related debt issue costs current as of September 27, 2008.

As of September 27, 2008, the Company's unamortized debt issue costs related to the credit facilities was $782,000.  If the current credit facilities are refinanced, the Company expects that the transaction would be accounted for as an extinguishment, requiring unamortized debt issue costs at the refinancing date to be expensed in the period of  refinancing.

The Company is currently negotiating with Bank of America, N.A. (which is the agent of a consortium of banks) to provide a working capital loan from the consortium (the “Working Capital Loan”) which will replace its existing Line of Credit.  In addition, the Company is also concurrently negotiating the provisions of a term loan (the “Term Loan”) from Ableco Finance LLC, a Delaware limited liability company, to provide additional capital for the Company's operations.  As of November 6, 2008, these two agreements have not been funded.  It could have a material adverse effect on the Company’s business, results of operations and financial condition if the Company is unsuccessful in securing access to the Working Capital Loan and the Term Loan, or in obtaining a waiver from its current group of lenders related to its existing Line of Credit.

In November 2005, the Company obtained a term loan of $500,000 from the State of Oregon in connection with the relocation of jobs to the Coburg, Oregon production facilities from the Bend, Oregon facility.  The principal and interest is due on April 30, 2009.  The loan bears a 5% annual interest rate.

The Company’s principal working capital requirements are for purchases of inventory and financing of trade receivables.  Many of the Company’s dealers finance product purchases under wholesale floor plan arrangements with third parties as described below.  At September 27, 2008, the Company had working capital of approximately $46.6 million, a decrease of $65.4 million from working capital of $112.0 million at December 29, 2007 due in large part to the reclassification of the total term debt to current and the increase of the line of credit balance.  The Company has been using short-term credit facilities and operating cash flow to finance its capital expenditures.

The Company believes that cash flow from operations and funds available under its anticipated credit facilities will be sufficient to meet the Company’s liquidity requirements for the next 12 months.*  The Company’s capital expenditures were $2.5 million in the nine month period of 2008, which included upgrades to its information systems infrastructure, hardware and software, relocation of our printing shop, purchase of a small building, and other various capitalized upgrades to existing facilities.  The Company anticipates that capital expenditures for all of 2008 will be approximately $5 million, which includes expenditures to purchase additional machinery and equipment in the Company’s Coburg, Oregon facilities, moving operations from Indiana to Oregon, purchase of signage and hardware for dealer support programs, and upgrades to existing information systems infrastructures.*

As is typical in the recreational vehicle industry, many of the Company’s retail dealers utilize wholesale floor plan financing arrangements with third party lending institutions to finance their purchases of the Company’s products.  Under the terms of these floor plan arrangements, institutional lenders customarily require the recreational vehicle manufacturer to agree to repurchase any unsold units if the dealer defaults on its credit facility from the lender, subject to certain conditions.  The Company has agreements with several institutional lenders under which the Company currently has repurchase obligations.  The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the sale of any repurchased units.  The Company’s obligations under these repurchase agreements vary from period to period up to 15 months.  At September 27, 2008, approximately $449.9 million of products sold by the Company to independent dealers were subject to potential repurchase under existing floor plan financing agreements with approximately 6.5% concentrated with one dealer.  Historically, the Company has been successful in mitigating losses associated with repurchase obligations.  During the third quarter of 2008, the losses associated with the exercise of repurchase agreements were approximately $111,000.  Dealers for the Company undergo a credit review prior to becoming a dealer and periodically thereafter.  Financial institutions that provide floor plan financing also perform credit reviews and floor checks on an on-going basis.  We closely monitor sales to dealers that are a higher credit risk.  The repurchase period is limited, usually up to a maximum of 15 months.  We believe these activities help to minimize the number of required repurchases.  Additionally, the repurchase agreement specifies that the dealer is required to make principal payments during the repurchase period.  Since the Company repurchases the units based on the schedule of principal payments, the repurchase amount is typically less than the original invoice amount.  This lower repurchase amount helps mitigate our loss when we offer the inventory to another dealer at an amount lower than the original invoice as an incentive for the dealer to take the repurchased inventory.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 27, 2008, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, we incur certain contractual obligations and commitments that will require future cash payments.  The following tables summarize the significant obligations and commitments (in thousands).

	PAYMENTS DUE BY PERIOD
Contractual Obligations	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Long-term debt (1)	$24,785	$0	$0	$0	$24,785
Operating leases (2)	2,247	4,186	2,468	604	9,505
Total contractual cash obligations	$27,032	$4,186	$2,468	$604	$34,290

	AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
Other Commitments	1 year or less	1 to 3 years	4 to 5 years	Thereafter	Total
Line of credit (3)	$55,085	$0	$0	$0	$55,085
Guarantees (4)	0	0	10,930	0	10,930
Repurchase obligations (5)	406,505	43,374	0	0	449,879
Total commitments	$461,590	$43,374	$10,930	$0	$515,894

(1)	See Notes 5 to the Condensed Consolidated Financial Statements.
(2)	Various leases including manufacturing facilities, aircraft, and machinery and equipment.
(3)	See Note 5 to the Condensed Consolidated Financial Statements. The amount listed represents available borrowings on the line of credit at September 27, 2008.
(4)	Guarantees related to aircraft operating lease.
(5)	Reflects obligations under manufacturer repurchase commitments. See Note 11 to the Condensed Consolidated Financial Statements.

INFLATION

During 2007 and to a lesser extent during 2008, the Company experienced increases in the prices of certain commodity items that we use in manufacturing our products.  These include, but are not limited to, steel, copper, aluminum, petroleum, and wood.  Price increases for these raw materials are indicative of widespread inflationary trends, and they have had an impact on the Company’s production costs.  To date, the Company has been successful in passing along most of these increases by increasing the selling prices of its products.  However, there is no certainty that the Company will be able to pass these along successfully in the future.  The current trend in these prices, if it continues, could have a materially adverse impact on the Company’s business going forward.

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

The Company has experienced significant losses from operations during the current year.  Per SFAS No. 109, Accounting for Income Taxes, the Company is required to evaluate its ability to substantiate significant deferred tax asset valuations when it is uncertain that these assets will be realized in the near future.  Presently, based on the Company’s expected benefits from its restructuring, which commenced in the third quarter, management believes it will realize the deferred asset recorded on the Company’s books.  However, this will be reviewed each quarter, and there can be no guarantee that this amount will not be written down in future periods.

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

Impairment of Goodwill
The Company assesses the potential impairment of goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142.  This annual test involves management comparing the fair value of each of the Company’s reporting units, to the respective carrying amounts, including goodwill, of the net book value of the reporting unit, to determine if goodwill has been impaired.  Due to the occurrence of trigger events, an interim test was performed as of September 27, 2008.  We estimated fair value based on a discounted projection of future cash flows for both the motorized and towable reportable segments and reconciled these fair values to our market capitalization at September 27, 2008. We determined that goodwill was impaired for the motorized segment and recorded a non-cash charge of $47 million to write-off all goodwill associated with that segment. We reconciled our segment values to our current market capitalization and determined that the value continued to support the goodwill for our towable segment.

Impairment of Long-Lived Assets
The Company assesses the potential impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 144.  This test involves management comparing the fair value of long-lived assets to the respective carrying amounts when a triggering event necessitates the assessment.  Management reviewed several of its long-lived assets related to the Indiana operations at September 27, 2008.  Due to the restructuring that occurred and the decline in real estate markets, an impairment charge of $16.5 million was recognized on property and other fixed assets based on preliminary appraisals, subject to final revision in the fourth quarter of 2008.

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

Repurchase Obligation
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

None.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

No material change since December 29, 2007.

Item 4 - Controls and Procedures

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

Item 1A - Risk Factors

We have listed below various risks and uncertainties relating to our businesses.  This list is not inclusive of all the risks and uncertainties we face, but any of these could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or that we may issue from time to time in the future.

If we are unable to negotiate a new credit facility, our outstanding debt could become immediately payable.
As of September 27, 2008, we had $49.5 million outstanding under our $105 million line of credit and $24.8 million outstanding on our term debt.  As of September 27, 2008, we were in violation of certain financial covenants under these credit facilities and we have not obtained a waiver.

While we have been working with other financial institutions to obtain a new credit facility to replace our existing bank agreement, we do not have that completed as of November 6, 2008.   If we are unsuccessful in securing replacement financing, or in obtaining a waiver from our current lenders, the existing loans could become immediately due and payable.  Under such circumstances, the Company would experience severe liquidity problems resulting in a material adverse effect on our business, results of operations and financial condition.

If the difficulties in the wholesale and retail credit markets persist, we may not be able to maintain our current sales volumes.
The reduction in access to readily available credit for both our dealers and the ultimate retail customer has been negatively impacted by the current state of the economy.  If this trend continues, we may experience a material adverse effect on the results of our future operations.*

If we are unable to return to profitability, the deferred tax assets may not be realized.
The Company has experienced significant losses from operations during the current year.  Per SFAS No. 109, Accounting for Income Taxes, the Company is required to evaluate its ability to substantiate significant deferred tax asset valuations when it is uncertain that these assets will be realized in the near future.  Presently, based on the Company’s expected benefits from its restructuring, management believes it will realize the deferred tax assets, which currently total $39.0 million.  However, this will be reviewed each quarter, and there can be no guarantee that this amount will not be written down in future periods.

The relocation of our Indiana operations may cost more than originally estimated and may not provide the cost savings we anticipate.
We moved certain operations from Indiana to our Oregon facility, as described in “Business Changes”.  In the future, we may incur additional costs related to the restructuring.  We may incur losses on the sale of the various Indiana properties that exceed the impairment charge of $15.3 million already recognized in the first nine months of 2008.  The restructuring also may not fully result in the expected cost savings of $8 to $11 million each quarter.  In addition, if the restructuring does not provide the expected on-going future benefits, we may have to record a valuation allowance for deferred tax assets which currently total $39.0 million.  Additional costs and negative financial results could have a material adverse effect on the Company.

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

Our business segments are cyclical and susceptible to slowdowns in the general economy.
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
An interruption in the supply or significant continued increases in the price or tax on the sale, of diesel fuel or gasoline on a regional or national basis could significantly affect our business.  Diesel fuel and gasoline have, at various times in the past, been either expensive or difficult to obtain and are currently at an all time high.  We cannot predict the long-term impact continued high prices will have on the RV market.

The expected benefits of the joint venture, CCP, may not be realized.
During the first quarter of 2007, we completed the formation of a joint venture (CCP) with Navistar, Inc. (NAV) for the purpose of manufacturing diesel chassis.  The on-going and anticipated advantages of the joint venture, which are purchasing synergies, access to engineering and design expertise from NAV, and improvement of the utilization of our Roadmaster chassis manufacturing facility in Elkhart, Indiana, may not be realized, in particular in light of  the restructuring changes we are under taking in our Indiana operations as described in “Business Changes”.

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
Although our products were offered by over 700 dealerships located primarily in the United States and Canada as of September 27, 2008, a significant percentage of our sales are concentrated among a relatively small number of independent dealers.  For the quarter ended September 27, 2008, sales to one dealer, Freedom Roads, accounted for 20.3% of total sales compared to 6.4% of sales to Lazy Days RV Center in the same period ended last year.  For quarters ended September 29, 2007 and September 27, 2008, sales to our 10 largest dealers, including Freedom Roads, accounted for a total of 31.8% and 44.9% of total sales, respectively.  The loss of a significant dealer or a substantial decrease in sales by any of these dealers could have a material impact on our business, results of operations, and financial condition.

We may have to repurchase a dealer’s inventory of our products in the event that the dealer does not repay its lender.
As is common in the recreational vehicle industry, we enter into repurchase agreements with the financing institutions used by our dealers to finance their purchases of our products. These agreements require us to repurchase the dealer’s inventory in the event that the dealer defaults on its credit facility with its lender. Obligations under these agreements vary from period to period, but totaled approximately $449.9 million as of September 27, 2008, with approximately 6.5% concentrated with one dealer. If we were obligated to repurchase a significant number of units under any repurchase agreement, our business, operating results and financial condition could be adversely affected.

Our accounts receivable balance is subject to risk.
We sell our product to dealers who are predominantly located in the United States and Canada.  The terms and conditions of payment are a combination of open trade receivables and commitments from dealer floor plan lending institutions.  For our RV dealers, terms are net 30 days for units that are financed by a third party lender.  Terms of open trade receivables are granted by us, on a very limited basis, to dealers who have been subjected to evaluative credit processes conducted by us.  For open receivables, terms vary from net 30 days to net 180 days, depending on the specific agreement.  Agreements for payment terms beyond 30 days generally require additional collateral, as well as security interest in the inventory sold.  As of September 27, 2008, total trade receivables were $45.3 million, with approximately 100% of the outstanding accounts receivable balance concentrated among floor plan lenders.  For resort lot customers, funds are required at the time of closing.

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

In order to be successful, we must attract, retain and motivate management personnel and other key employees, and our failure to do so could have an adverse effect on our results of operations.
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

Our stock price has historically fluctuated and may continue to fluctuate.
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

Item 6 - Exhibits

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

MONACO COACH CORPORATION

Dated: November 6, 2008	/s/ P. Martin Daley
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